Form 10-Q
period 1994-12-31
DIXON TICONDEROGA CO
filed 1995-02-13
CIK 14995

                       SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED DECEMBER 31, 1994     COMMISSION FILE NO. O-2655

                                        OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                          DIXON TICONDEROGA COMPANY
- - - - - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0973760
- - - - - ---------------------------------         ----------------------------------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                    Identification No.

         2600 Maitland Center Parkway, Suite 200, Maitland, FL  32751
- - - - - ----------------------------------------------------------------------------
          (Address of principal executive offices)           Zip Code

                                                       (407) 875-9000
Registrant's telephone number, including area code: ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                     Outstanding as of December 31, 1994
- - - - - ----------------------------       -----------------------------------------
 Common Stock $1 par value                        3,169,103

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                        Page
                                                                        ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           December 31, 1994 and September 30, 1994                     3-4

           Consolidated Statements of Operations --
           For The Three Months Ended
           December 31, 1994 and 1993                                     5

           Consolidated Statements of Cash Flows --
           For The Three Months Ended December 31, 1994
           and 1993                                                     6-7

           Notes to Consolidated Financial Statements                   8-9


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                10-12



PART II.   OTHER INFORMATION - Not applicable.

           Signatures                                                    13

                       PART I - FINANCIAL INFORMATION
                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                            December 31,     September 30,
                                                1994             1994
                                            ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $ 1,942,821      $ 1,822,764
   Receivables, less allowance for
    doubtful accounts of $461,450
    at December 31, 1994 and $564,905
    at September 30, 1994                    16,528,262       20,335,421
   Inventories                               28,984,851       28,881,083
   Assets held for sale                         252,042          256,947
   Other current assets                       2,001,954        1,924,754
                                            -----------      -----------
     Total current assets                    49,709,930       53,220,969
                                            -----------      -----------
CONDOMINIUMS UNDER DEVELOPMENT                  783,944          773,067
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        11,091,155       11,867,046
   Machinery and equipment                   16,969,536       18,983,203
   Furniture and fixtures                     1,033,678          843,316
                                            -----------      -----------
                                             29,094,369       31,693,565
   Less accumulated depreciation            (16,492,526)     (18,308,662)
                                            -----------      -----------
                                             12,601,843       13,384,903
OTHER ASSETS                                  1,501,675        1,473,059
                                            -----------      -----------
                                            $64,597,392      $68,851,998
                                            ===========      ===========

                                            December 31,     September 30,
                                                1994             1994
                                            ------------     -------------
CURRENT LIABILITIES:
   Notes payable                            $10,552,223      $11,054,169
   Current maturities of long-term debt       4,431,213        4,431,570
   Accounts payable                           5,705,613        5,258,085
   Accrued liabilities                        6,607,141        8,626,772
                                            -----------      -----------
     Total current liabilities               27,296,190       29,370,596
                                            -----------      -----------
LONG-TERM DEBT                               18,872,190       19,140,668
                                            -----------      -----------
OTHER NONCURRENT LIABILITIES                    181,852          233,818
                                            -----------      -----------
DEFERRED INCOME TAXES                           972,290        1,144,799
                                            -----------      -----------
MINORITY INTEREST                             2,599,907        3,421,253
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1 authorized
    100,000 shares, none issued                    -                -
   Common stock, par $1, authorized
    8,000,000 shares; issued 3,434,373
    shares as of December 31, 1994 and
    3,424,873 as of September 30, 1994        3,434,373       3,424,873
   Capital in excess of par value             2,081,077       2,042,639
   Retained earnings                         11,879,675      11,577,719
   Cumulative translation adjustment         (1,747,250)       (531,455)
                                            -----------     -----------
                                             15,647,875      16,513,776
   Less - treasury stock, at cost
    (265,270 shares)                           (972,912)       (972,912)
                                            -----------     -----------
                                             14,674,963      15,540,864
                                            -----------     -----------
                                            $64,597,392     $68,851,998
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                     DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                        THREE MONTHS ENDED
                                           DECEMBER 31,
                                      1994               1993
                                    --------           --------
REVENUES                           $21,393,351        $18,564,736
                                   -----------        -----------

COST AND EXPENSES:

  Cost of goods sold                14,473,452         13,043,809
  Selling and
   administrative expenses           5,575,746          4,568,751
                                   -----------        -----------
                                    20,049,198         17,612,560
                                   -----------        -----------

OPERATING INCOME                     1,344,153            952,176

INTEREST EXPENSE                       756,080            918,777
                                   -----------        -----------
INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST                 588,073             33,399

INCOME TAXES                           228,336              6,168
                                   -----------        -----------
                                       359,737             27,231

MINORITY INTEREST                       57,782               -
                                   -----------        -----------

NET INCOME                         $   301,955        $    27,231
                                   ===========        ===========

EARNINGS PER COMMON SHARE          $       .10        $       .01
                                   ===========        ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                         3,164,820          3,102,260
                                   ===========        ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993


                                                  1994           1993
                                                --------       --------
Cash flows from operating activities:

Net income                                     $ 301,955      $  27,231

Adjustment to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                  655,380        598,977
  Deferred taxes                                (157,335)        93,992
  Income attributable to
    minority interest                             57,782           -
  Changes in assets and liabilities:
   Receivables, net                            3,310,229      2,942,032
   Inventories                                (1,064,076)      (549,045)
   Other current assets                         (175,247)      (534,758)
   Accounts payable and accrued liabilities   (1,261,100)    (2,034,150)
   Condominiums                                  (10,877)       120,712
   Other assets                                 (204,193)      (224,379)
                                              ----------     ----------

Net cash provided by operations                1,452,518        440,612
                                              ----------     ----------
Cash flows from investing activities:
 Purchases of plant and equipment, net          (193,872)      (369,323)
 Proceeds from sale of assets                       -           459,883
                                              ----------     ----------

Net cash provided by (used in)
 investing activities                           (193,872)        90,560
                                              ----------     ----------
Cash flows from financing activities:
 Principal reductions of long-term
  debt and notes payable                        (770,781)      (645,874)
 Other non-current liabilities                   (24,218)        19,115
 Exercise of stock options                        47,938           -
                                              ----------     ----------

Net cash used in financing activities           (747,061)      (626,759)
                                              ----------     ----------

Effect of exchange rate changes on cash         (391,528)        25,462
                                              ----------     ----------



Net increase (decrease) in cash                  120,057        (70,125)


Cash and cash equivalents,
 beginning of period                           1,822,764        332,041
                                              ----------     ----------

Cash and cash equivalents,
 end of period                                $1,942,821     $  261,916
                                              ==========     ==========

Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)       $  430,464     $  483,794
   Income taxes                                  955,667         71,614

              The accompanying notes to consolidated financial statements are an integral part of these statements.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.     SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation
       ---------------------
The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Forms 10-K and 10-K/A. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of the Dixon Ticonderoga Company and subsidiaries as of December 31, 1994 and the results of their operations and cash flows for the three months ended December 31, 1994 and 1993, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

       Translation of Foreign Currencies
       ---------------------------------
In accordance with Statement of Financial Accounting Standard No. 52, results of operations of the Mexico, Canada and U.K. subsidiaries are translated using average exchange rates during the period. Assets and liabilities are translated into U.S. dollars at current exchange rates with the gain or loss being recorded in shareholders' equity (and minority interest in the case of the Mexico subsidiary). Prior to fiscal 1995, the subsidiary in Mexico was deemed as operating in a highly inflationary economy, and thus translations were determined using a combination of current and historical rates and recorded in the statement of operations.

2.     INVENTORIES:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 1994 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

Inventories consist of (in thousands):

                                    December 31,    September 30,
                                        1994            1994
                                    ------------    -------------
     Raw materials                    $11,815          $12,273
     Work in process                    4,787            4,494
     Finished goods                    12,383           12,114
                                      -------          -------
                                      $28,985          $28,881
                                      =======          =======

3.     SALE OF ASSETS:

In October 1993, the Registrant sold idle property in Westampton, New Jersey, generating net proceeds of $460,000, which approximated its net book value.

4.   ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S statutory federal income tax rate and the provision in the condensed consolidated financial statements is primarily due to the net effect of utilization of U.S. net operating loss carryforwards, foreign and state income taxes and other permanent items.

5.   CONTINGENCIES:

The Registrant, in the normal conduct of its business, is a party in certain litigation. In the opinion of management (after taking into account accruals), the ultimate outcome of this litigation will not materially affect the Company's future results of operations or financial position. Included in this litigation is a claim against the Company under New Jersey's Environmental Clean-up Responsibility Act, by a 1984 purchaser of industrial property from the Company. The Company has evaluated the merits of the case and believes the outcome will not be material to the future results of operations as well as the financial position of the Company.

The Registrant is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

In conjunction with the sale of a discontinued business in a previous year, the Registrant guaranteed a loan to the buyer. The loan balance is approximately $375,000 as of December 31, 1994. In the opinion of management, the guarantee will not ultimately have any material effect on the Company's future results of operations or financial condition.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended December 31, 1994 increased $2,828,000 from the same quarter last year. The changes by segment are as follows:

                                      Increase      % Increase (Decrease)
                                                    ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------
         Consumer U.S.               $2,053,000     19     13        6
         Consumer Foreign               (73,000)    (4)    (9)      (5)
         Graphite & Lubricants          331,000     13     18       (5)
         Refractory                     644,000     27     30       (3)
         Real Estate and Other         (133,000)     -      -        -

Revenue in Canada and Mexico decreased $38,000 (or 2%) and $61,000 (or 7%), respectively, due to the decline of their local currencies' value compared to the U.S. dollar.

While the recent devaluation of the Mexican peso did not have a materially adverse effect on first quarter revenues and profit in Mexico, it is expected to result in lower Mexico domestic sales in the second fiscal quarter, as consumer products manufacturers are raising prices to offset the devaluation of the peso. The effect of any decrease or postponement in Mexico domestic sales will be mitigated by increased sales to the U.S. of certain products manufactured by the Company in Mexico, as these products will be imported at lower cost (in terms of U.S. dollars).

Revenues decreased $4,722,000 from the prior quarter ended September 30, 1994, as follows:

                                      Increase      % Increase (Decrease)
                                                    ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------
         Consumer U.S.              $(1,616,000)   (11)   (13)       2
         Consumer Foreign            (2,842,000)   (55)   (50)      (5)
         Graphite & Lubricants         (250,000)    (8)   (11)       3
         Refractory                     (11,000)     -      2       (2)
         Real Estate & Other             (3,000)     -      -        -

The decreases in Foreign and U.S. Consumer Products reflect the seasonality of the demand for their products. The prior quarter historically results in a higher percentage of annual revenues (approximately 28% as compared to 22% this quarter) due to seasonal school and mass market orders.

OPERATING INCOME increased $392,000 over the same period last year. All segments, except real estate and other, showed increases on higher revenues and improved profit margins.

Operating income decreased $1,086,000 from the prior quarter due primarily to the aforementioned seasonality that historically generates higher revenues and related operating income in the last quarter of the fiscal year.

INTEREST EXPENSE decreased $163,000 from the same period last year and $596,000 from the prior quarter due to lower borrowings in both the U.S. and Mexico which more than offset increases in variable rates tied to the U.S. prime rate.

INCOME TAXES increased $222,000 over the same period last year as a result of higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The financial condition of the Company improved dramatically in fiscal 1994 and the first quarter of fiscal 1995, principally due to its recent operating success and the completion of major financing initiatives. Cash flows from operating activities in the first quarter of fiscal 1995 were approximately $1.5 million (as compared with $441,000 in the prior fiscal year) despite higher working capital requirements to support increasing business segments. While accounts receivable have increased on higher consolidated revenues, the Company managed to maintain its strong collection practices which have reduced average days outstanding under normal terms. Inventory levels only increased slightly during the period. As is the case historically, increased collections on accounts receivable under special terms contributed to lower cyclical borrowing levels in the first quarter (reduced by $771,000).

Investing activities included approximately $200,000 in purchases of property and equipment (approximately $170,000 less than the prior year quarter). Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. The Company anticipates its capital expenditures to accelerate during the year and approximate $2 million, less than its annual depreciation expense. These expenditures will include strategic manufacturing equipment purchases as well as customary projects, and will continue to be funded from operations and existing financing arrangements.

In 1994, the Company successfully completed major financing arrangements, in the amount of $35 million, which refinanced certain short-term obligations and provided additional working capital. The arrangements provide up to $10 million in additional financing and permits the Company to meet all current debt obligations. The related credit agreement provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. The Registrant presently has approximately $15 million of unused lines of credit available under this new financing agreement.

The Company also has $13.7 million of Senior Subordinated Notes outstanding with several insurance companies. The note agreement, as amended, provides for the payment of approximately $3.3 million annually, commencing August 1994. This agreement also provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. The new revolving credit agreement described above provides for the August 1994 and 1995 subordinated note payments of $3.3 million each. The Company intends to satisfy future subordinated note payments in 1996 and later from funds provided by operations and/or an infusion of new equity.

In addition to these ongoing efforts, management believes that additional cash flows can be generated through the sale of certain remaining idle assets. The new and existing sources of financing, financing strategies discussed above and cash expected to be generated from future operations will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing businesses. Moreover, any contemplated future sale of Company assets will contribute to lower borrowing levels, without any anticipated material negative impact upon operating results.

                        PART II.  OTHER INFORMATION


Not applicable.



                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY




Dated:  February 13, 1995                   By: /s/ Gino N. Pala
                                                 ----------------------------
                                                Gino N. Pala
                                                Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director



Dated:  February 13, 1995                   By: /s/ Richard A. Asta
                                                 ----------------------------
                                                Richard A. Asta
                                                Executive Vice President of
                                                 Finance and Chief Financial
                                                 Officer



Dated:  February 13, 1995                   By: /s/ John Adornetto
                                                 ----------------------------
                                                John Adornetto
                                                Vice President/Corporate
                                                 Controller and Chief
                                                 Accounting Officer