Form 10-Q
period 1995-03-31
DIXON TICONDEROGA CO
filed 1995-05-15
CIK 14995

                       SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 1995     COMMISSION FILE NO. O-2655

                                        OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                          DIXON TICONDEROGA COMPANY
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0973760
- ---------------------------------         ----------------------------------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                    Identification No.

         2600 Maitland Center Parkway, Suite 200, Maitland, FL  32751
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

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                     Outstanding as of March 31, 1995
- ----------------------------       -----------------------------------------
 Common Stock $1 par value                       3,182,697

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                        Page
                                                                        ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           March 31, 1995 and September 30, 1994                        3-4

           Consolidated Statements of Operations --
           For The Three Months and Six Months
           Ended March 31, 1995 and 1994                                  5

           Consolidated Statements of Cash Flows --
           For The Six Months Ended March 31, 1995
           and 1994                                                     6-7

           Notes to Consolidated Financial Statements                  8-10


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11-15



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              16

           Signatures                                                    17

                       PART I - FINANCIAL INFORMATION

Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
- -------                  CONSOLIDATED BALANCE SHEETS
                                             March 31,       September 30,
                                               1995              1994
                                            ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $   515,528      $ 1,822,764
   Receivables, less allowance for
    doubtful accounts of $514,609
    at March 31, 1995 and $564,905
    at September 30, 1994                    17,624,734       20,335,421
   Inventories                               32,538,978       28,881,083
   Assets held for sale                         247,136          256,947
   Other current assets                       2,180,293        1,924,754
                                            -----------      -----------
     Total current assets                    53,106,669       53,220,969
                                            -----------      -----------
CONDOMINIUMS UNDER DEVELOPMENT                  783,973          773,067
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        11,171,809       11,867,046
   Machinery and equipment                   16,727,531       18,983,203
   Furniture and fixtures                       909,916          843,316
                                            -----------      -----------
                                             28,809,256       31,693,565
   Less accumulated depreciation            (16,621,162)     (18,308,662)
                                            -----------      -----------
                                             12,188,094       13,384,903
OTHER ASSETS                                  1,379,565        1,473,059
                                            -----------      -----------
                                            $67,458,301      $68,851,998
                                            ===========      ===========

                                              March 31,      September 30,
                                                1995             1994
                                            ------------     -------------
CURRENT LIABILITIES:
   Notes payable                            $16,926,363      $11,054,169
   Current maturities of long-term debt       4,415,106        4,431,570
   Accounts payable                           4,988,360        5,258,085
   Accrued liabilities                        4,991,855        8,626,772
                                            -----------      -----------
     Total current liabilities               31,321,684       29,370,596
                                            -----------      -----------
LONG-TERM DEBT                               18,667,266       19,140,668
                                            -----------      -----------
OTHER NONCURRENT LIABILITIES                    119,837          233,818
                                            -----------      -----------
DEFERRED INCOME TAXES                           986,772        1,144,799
                                            -----------      -----------
MINORITY INTEREST                             2,192,252        3,421,253
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                    -                -
   Common stock, par $1, authorized
    8,000,000 shares; issued 3,447,967
    shares as of March 31, 1995 and
    3,424,873 as of September 30, 1994        3,447,966       3,424,873
   Capital in excess of par value             2,124,659       2,042,639
   Retained earnings                         12,028,878      11,577,719
   Cumulative translation adjustment         (2,458,101)       (531,455)
                                            -----------     -----------
                                             15,143,402      16,513,776
   Less - treasury stock, at cost
    (265,270 shares)                           (972,912)       (972,912)
                                            -----------     -----------
                                             14,170,490      15,540,864
                                            -----------     -----------
                                            $67,458,301     $68,851,998
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                         THREE MONTHS ENDED           SIX MONTHS ENDED
                              MARCH 31,                   MARCH 31,
                         1995         1994           1995          1994
                       --------     --------       --------      --------
REVENUES              $19,371,467  $19,472,303    $40,764,818  $38,037,039
                      -----------  -----------    -----------  -----------

COST AND EXPENSES:

  Cost of goods sold   12,589,621   13,486,274     27,063,073   26,530,083

  Selling and
   administrative
   expenses             5,190,580    4,937,382     10,766,324    9,506,133
                      -----------  -----------    -----------  -----------

                       17,780,201   18,423,656     37,829,397   36,036,216
                      -----------  -----------    -----------  -----------

OPERATING INCOME        1,591,266    1,048,647      2,935,421    2,000,823

INTEREST EXPENSE          838,219      914,320      1,594,300    1,833,097
                      -----------  -----------    -----------  -----------
INCOME BEFORE
 INCOME TAXES AND
 MINORITY INTEREST        753,047      134,327      1,341,121      167,726

INCOME TAXES              272,268      105,136        500,604      111,304
                      -----------  -----------    -----------  -----------
                          480,779       29,191        840,517       56,422


MINORITY INTEREST         331,577        ---          389,359        ---
                      -----------  -----------    -----------  -----------

NET INCOME            $   149,202  $    29,191    $   451,158  $    56,422
                      ===========  ===========    ===========  ===========

EARNINGS PER COMMON
 SHARE                $       .05  $       .01    $       .14  $       .02
                      ===========  ===========    ===========  ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING     3,176,000    3,152,047      3,167,762    3,150,863
                      ===========  ===========    ===========  ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                    1995           1994
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $    451,158   $    56,422

Adjustment to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                   1,188,991     1,215,670
  Deferred taxes                                    310,192      (140,902)
  Income attributable to currency translation      (197,390)        ---
  Income attributable to minority interest          389,359         ---
  Changes in assets and liabilities:
   Receivables, net                                 808,317    (1,450,238)
   Inventories                                   (5,520,594)     (771,179)
   Other current assets                            (381,113)     (488,587)
   Accounts payable and accrued liabilities      (3,326,775)     (638,558)
   Condominiums                                     (10,906)      120,712
   Other assets                                    (166,997)     (144,856)
                                                -----------   -----------

Net cash provided by (used in) operations        (6,455,758)   (2,241,516)
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of plant and equipment, net             (648,953)     (737,552)
 Proceeds from sale of assets                         ---         469,883
                                                -----------   -----------
Net cash provided by (used in)
 investing activities                              (648,953)     (267,669)
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from (reductions of)
  notes payable                                   6,952,871    (1,266,999)
 Net proceeds from (principal reductions
  of) long-term debt                               (502,843)    4,081,834
 Exercise of stock options                           98,814         9,500
 Other non-current liabilities                      (11,283)        9,449
                                                -----------   -----------
Net cash provided by (used in)
 financing activities                             6,537,559     2,833,784
                                                -----------   -----------

Effect of exchange rate changes on cash            (740,084)     (151,467)



Net increase (decrease) in cash
 and cash equivalents                            (1,307,236)      173,132

Cash and cash equivalents,
 beginning of period                              1,822,764       332,041
                                                -----------   -----------
Cash and cash equivalents,
 end of period                                  $   515,528   $   505,173
                                                ===========   ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)         $ 2,043,623   $ 1,807,304
   Income taxes                                   1,292,542        93,026

              The accompanying notes to consolidated financial statements are an integral part of these statements.

               DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of the Dixon Ticonderoga Company and subsidiaries as of March 31, 1995, and the results of their operations and cash flows for the six months ended March 31, 1995, and 1994, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

2.   Inventories:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 1995 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                March 31,    September 30,
                                  1995           1994
                              ------------   -------------
     Raw materials              $11,752        $12,273
     Work in process              4,894          4,494
     Finished goods              15,893         12,114
                                -------        -------
                                $32,539        $28,881
                                =======        =======

3.   Accounting for long-lived assets:

The Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement, which must be adopted no later than fiscal 1997, establishes accounting standards with respect to the impairment of long-lived assets. Its adoption is not expected to materially affect the future results of operations or financial position of the Company.

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

In conjunction with the sale of a discontinued business in a previous year, the Registrant guaranteed a loan to the buyer. The loan balance is approximately $375,000 as of March 31, 1995. In the opinion of management, the guarantee will not ultimately have any material effect on the Company's future results of operations or financial condition.

6.   New financing arrangements:

The Company's $35 million loan and security agreement with its primary lender was amended in February 1995, whereby its interest rate was reduced from the prime rate plus 1% to either the prime rate plus 0.5% or the prevailing LIBOR rate plus 2.5%.

7.   Shareholders rights plan:

In March 1995, the Company declared a dividend distribution of one Preferred Stock Purchase Right on each share of Company common stock. Each Right will entitle the holder to buy one-thousandth of a share of a new series of preferred stock at a price of $30.00 per share. The Rights will be exercisable only if a person or group (other than the Company's chairman, Gino N. Pala, and his family members) acquires 20% or more of the outstanding shares of common stock of the Company or announces a tender offer following which it would hold 30% or more of such outstanding common stock. The Rights entitle the holders other than the acquiring person to purchase Company common stock having a market value of two times the exercise price of the Right. If, following the acquisition by a person or group of 20% or more of the Company's outstanding shares of common stock, the Company were acquired in a merger or other business combination, each Right would be exercisable for that number of the acquiring company's shares of common stock having a market value of two times the exercise price of the Right.

The Company may redeem the Rights at one cent per Right at any time until 10 days following the occurrence of an event that causes the Rights to become exercisable for common stock. The rights expire in ten years.

8.   Executive employment agreements:

The Company has entered into employment agreements with two executives which provide for the continuation of salary (currently aggregating $27,500 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter.

Item 2.
- -------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended March 31, 1995, decreased $101,000 from the same quarter last year. The changes by segment are as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------
         Consumer U.S.               $   886        9       6        3
         Consumer Foreign             (1,177)     (30)    (28)      (2)
         Graphite & Lubricants            96        3      (3)       6
         Refractory                       94        3       2        1

Revenue in Canada and Mexico decreased $66,000 and $935,000, respectively, due to the decline of their currencies' value compared to the U.S. dollar. The effect of the devaluation of the Mexican peso contributed principally to the decline in domestic volume. As expected, customers in Mexico deferred buying to allow the peso to stabilize. The effect of the postponement in Mexico domestic sales was mitigated by increased sales to the U.S. of certain products enjoying lower cost (in terms of U.S. dollars).

Revenues for the six months ended March 31, 1995, increased $2,728,000 over the same period last year. The changes by segment are as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------
         Consumer U.S.               $ 2,935        14     13        1
         Consumer Foreign             (1,249)      (20)   (12)      (8)
         Graphite & Lubricants           433         8      6        2
         Refractory                      737        14     16       (2)

U.S. Consumer volume increases were primarily in the mass retail and office supply mega-store markets. Revenue in Canada and Mexico decreased $106,000 and $995,000, respectively, due to the decline of their local currencies' value. Mexico's revenues decreased $1,122,000 with approximately half due to the devaluation of the peso (price/mix) and half due to lower domestic volume as discussed above.

Revenues decreased $2,022,000 from the prior quarter as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------
         Consumer U.S.               $(2,800)      (21)    (20)     (1)
         Consumer Foreign                412        17      40     (23)
         Graphite & Lubricants           373        13      15      (2)
         Refractory                       (6)        -      14     (14)

Foreign Consumer revenue was adversely affected by the Mexican peso devaluation, reflecting a decrease of $880,000 from the prior quarter. This devaluation and its accompanying effect of lowering domestic customer demand held Foreign revenue to a modest increase of $412,000 in what is historically a strong quarter due to higher educational market sales. Strong exports from Mexico to the U.S., however, mitigated the effects of this lower domestic volume.

Real Estate revenues were not significant in any period presented.

OPERATING INCOME increased $543,000 over the same quarter last year. U.S. Consumer products increased $125,000 on higher volume, despite increased selling and distribution costs connected with aggressive efforts in the mass retail and office supply mega-store markets. Foreign Consumer products operating income increased $368,000, primarily in Mexico. Increased shipments to the U.S. and related currency gains helped to maintain efficient manufacturing conditions and higher operating profits, despite the large decrease in Mexican domestic sales.

Operating income for the six months ended March 31, 1995, increased $935,000 over the same period last year. U.S. and Foreign Consumer accounted for most of this increase for the reasons stated above.

Operating income for the quarter ended March 31, 1995, increased $247,000 over the first quarter. U.S. Consumer products decreased $556,000 due to the prior quarter historically reflecting higher seasonal revenue. Foreign Consumer increased $520,000 on higher seasonal revenue and the increased operating profits from manufacturing for U.S. shipments in Mexico.
Lubricants and Refractory products increased $172,000 and $95,000, respectively, on higher revenues.

INTEREST EXPENSE decreased $76,000 and $239,000 in the quarter and six months ended March 31, 1995, over the comparable periods last year. The effect of decreases in consolidated debt were partially offset by higher average rates of interest in the U.S.

INCOME TAXES increased in all periods presented due to the increase in pre-tax income.

The Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement, which must be adopted no later than fiscal 1997, establishes accounting standards with respect to the impairment of long-lived assets. Its adoption is not expected to materially affect the future results of operations or financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The financial condition of the Company improved dramatically in the past year, principally due to its recent operating success and the completion of major financing initiatives. Cash flows used in operating activities in the first half of fiscal 1995 increased due to higher working capital requirements (primarily inventories) to support increasing business segments.

Despite higher consolidated revenues, the Company managed to maintain its strong collection practices which have reduced average days outstanding under normal terms. As is the case historically, cyclical inventory levels increased to service the upcoming "back-to-school" buying season in the Company's Consumer segment.

Investing activities included approximately $649,000 in purchases of property and equipment for the first six months of 1995 (as compared with $738,000 in the prior year). Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. The Company anticipates its normal capital expenditures to accelerate during the year and approximate $2 million, less than its annual depreciation expense. These expenditures will include strategic manufacturing equipment purchases as well as customary projects, and will continue to be funded from operations and existing financing arrangements.

Before the end of fiscal 1995, the Company intends to begin construction of a new corporate headquarters facility in Florida. The estimated total cost of the project is approximately $3 million with construction costs financed through a separate fixed-rate permanent mortgage arrangement.

The Company previously completed major financing arrangements, in the amount of $35 million, which refinanced certain short-term obligations and provided additional working capital. The arrangements provide up to $10 million in additional financing and permit the Company to meet all current debt obligations. The related credit agreement provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. In February 1995, the interest rate under this arrangement was reduced (as discussed in Note 6 to Consolidated Financial Statements). Increases in borrowings under this arrangement are used to finance cyclical working capital requirements discussed above. At March 31, 1995, the Registrant has approximately $9 million of unused lines of credit available under this financing agreement.

The Company also has $13.7 million of Senior Subordinated Notes outstanding with several insurance companies. The note agreement, as amended, provides for the payment of approximately $3.3 million annually, commencing August 1994. This agreement also provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. The new revolving credit agreement described above provides for the August 1994 and 1995 subordinated note payments of $3.3 million each. The Company intends to satisfy future subordinated note payments in 1996 and later from funds provided by operations and/or an infusion of new equity or debt.

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

                        PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

(a)  Exhibits:

     (28)a. First Modification of Revolving Credit Loan and Security Agreement and Term Loan Agreement

     (28)b. Employment Agreement between Dixon Ticonderoga Company and Gino N. Pala

     (28)c. Employment Agreement between Dixon Ticonderoga Company and Richard F. Joyce

(b)  Reports on Form 8-K:

     The Company filed a current report on Form 8-K, dated March 3, 1995, regarding its Shareholders Rights Plan. The rights under the plan were registered on Form 8-A filed March 15, 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY




Dated:  May 15, 1995                        By: /s/ Gino N. Pala
                                                 ----------------------------
                                                Gino N. Pala
                                                Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director



Dated:  May 15, 1995                        By: /s/ Richard A. Asta
                                                 ----------------------------
                                                Richard A. Asta
                                                Executive Vice President of
                                                 Finance and Chief Financial
                                                 Officer



Dated:  May 15, 1995                        By: /s/ John Adornetto
                                                 ----------------------------
                                                John Adornetto
                                                Vice President/Corporate
                                                 Controller and Chief
                                                 Accounting Officer