Form 10-Q
period 1995-06-30
DIXON TICONDEROGA CO
filed 1995-08-14
CIK 14995

                       SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED JUNE 30, 1995     COMMISSION FILE NO. O-2655

                                        OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                          DIXON TICONDEROGA COMPANY
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0973760
---------------------------------         ----------------------------------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                    Identification No.

         2600 Maitland Center Parkway, Suite 200, Maitland, FL  32751
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

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                     Outstanding as of June 30, 1995
----------------------------       -----------------------------------------
 Common Stock $1 par value                       3,192,820

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                        Page
                                                                        ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           June 30, 1995 and September 30, 1994                         3-4

           Consolidated Statements of Operations --
           For The Three Months and Nine Months
           Ended June 30, 1995 and 1994                                   5

           Consolidated Statements of Cash Flows --
           For The Nine Months Ended June 30, 1995
           and 1994                                                     6-7

           Notes to Consolidated Financial Statements                  8-10


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11-14



PART II.   OTHER INFORMATION

Item 6.    Exhibits                                                      15

           Signatures                                                    16

                       PART I - FINANCIAL INFORMATION

Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
-------                  CONSOLIDATED BALANCE SHEETS
                                             June 30,       September 30,
                                               1995              1994
                                            ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $   352,246      $ 1,822,764
   Receivables, less allowance for
    doubtful accounts of $658,441
    at June 30, 1995 and $564,905
    at September 30, 1994                    26,816,167       20,335,421
   Inventories                               31,961,943       28,881,083
   Assets held for sale                         242,231          256,947
   Other current assets                       1,838,106        1,924,754
                                            -----------      -----------
     Total current assets                    61,210,693       53,220,969
                                            -----------      -----------
CONDOMINIUMS UNDER DEVELOPMENT                  783,973          773,067
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        12,124,542       11,867,046
   Machinery and equipment                   16,349,280       18,983,203
   Furniture and fixtures                       901,101          843,316
                                            -----------      -----------
                                             29,374,923       31,693,565
   Less accumulated depreciation            (16,592,039)     (18,308,662)
                                            -----------      -----------
                                             12,782,884       13,384,903
OTHER ASSETS                                  1,286,887        1,473,059
                                            -----------      -----------
                                            $76,064,437      $68,851,998
                                            ===========      ===========

                                              June 30,       September 30,
                                                1995             1994
                                            ------------     -------------

CURRENT LIABILITIES:
   Notes payable                            $21,758,694      $11,054,169
   Current maturities of long-term debt       4,415,106        4,431,570
   Accounts payable                           5,039,066        5,258,085
   Accrued liabilities                        7,086,340        8,626,772
                                            -----------      -----------
     Total current liabilities               38,299,206       29,370,596
                                            -----------      -----------
LONG-TERM DEBT                               18,317,812       19,140,668
                                            -----------      -----------
OTHER NONCURRENT LIABILITIES                     25,004          233,818
                                            -----------      -----------
DEFERRED INCOME TAXES                         1,096,636        1,144,799
                                            -----------      -----------
MINORITY INTEREST                             2,541,181        3,421,253
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                  ---              ---
   Common stock, par $1, authorized
    8,000,000 shares; issued 3,447,966
    shares as of June 30, 1995 and
    3,424,873 as of September 30, 1994        3,447,966       3,424,873
   Capital in excess of par value             2,124,167       2,042,639
   Retained earnings                         13,295,570      11,577,719
   Cumulative translation adjustment         (2,147,325)       (531,455)
                                            -----------     -----------
                                             16,720,378      16,513,776
   Less - treasury stock, at cost
    (255,146 shares at June 30, 1995, and
     265,270 shares at September 30, 1994)     (935,780)       (972,912)
                                            -----------     -----------
                                             15,784,598      15,540,864
                                            -----------     -----------
                                            $76,064,437     $68,851,998
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                         THREE MONTHS ENDED          NINE MONTHS ENDED
                              JUNE 30,                    JUNE 30,
                         1995         1994           1995          1994
                       --------     --------       --------      --------
REVENUES              $28,445,499  $27,915,779    $69,210,316  $65,952,818
                      -----------  -----------    -----------  -----------

COST AND EXPENSES:

  Cost of goods sold   18,327,627   18,966,629     45,390,700   45,496,712

  Selling and
   administrative
   expenses             6,968,486    6,417,064     17,734,809   15,923,197
                      -----------  -----------    -----------  -----------

                       25,296,113   25,383,693     63,125,509   61,419,909
                      -----------  -----------    -----------  -----------

OPERATING INCOME        3,149,386    2,532,086      6,084,807    4,532,909

INTEREST EXPENSE          995,385    1,144,946      2,589,685    2,978,043
                      -----------  -----------    -----------  -----------
INCOME BEFORE
 INCOME TAXES AND
 MINORITY INTEREST      2,154,001    1,387,140      3,495,122    1,554,866

INCOME TAXES              733,260      385,757      1,233,864      497,061
                      -----------  -----------    -----------  -----------
                        1,420,741    1,001,383      2,261,258    1,057,805


MINORITY INTEREST         154,049       ---           543,408        ---
                      -----------  -----------    -----------  -----------

NET INCOME            $ 1,266,692  $ 1,001,383    $ 1,717,850  $ 1,057,805
                      ===========  ===========    ===========  ===========

EARNINGS PER COMMON
 SHARE                $       .40  $       .31    $       .54  $       .33
                      ===========  ===========    ===========  ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING    3,189,446     3,216,586      3,176,267    3,184,158
                      ===========  ===========    ===========  ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                    1995           1994
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 1,717,850    $ 1,057,805

Adjustment to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                  1,780,744      1,872,427
  Deferred taxes                                   291,665       (163,499)
  Income attributable to currency translation     (332,986)        ---
  Income attributable to minority interest         543,408         ---
  Changes in assets and liabilities:
   Receivables, net                             (8,292,977)   (10,704,032)
   Inventories                                  (4,202,211)        30,173
   Other current assets                            (28,150)      (430,855)
   Accounts payable and accrued liabilities     (1,286,285)     1,948,329
   Condominiums                                    (10,906)       120,712
   Other assets                                   (166,706)      (511,004)
                                                -----------   -----------

Net cash provided by (used in) operations        (9,986,554)   (6,779,944)
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of plant and equipment, net           (1,774,462)   (1,514,707)
 Proceeds from sale of assets                        ---          599,866
                                                -----------   -----------
Net cash provided by (used in)
 investing activities                            (1,774,462)     (914,841)
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from notes payable                 11,926,235     3,535,816
 Net proceeds from (principal reductions
  of) long-term debt                               (855,427)    3,964,073
 Exercise of stock options                          167,657        53,001
 Other non-current liabilities                     (101,283)       28,509
                                                -----------   -----------
Net cash provided by (used in)
 financing activities                            11,137,182     7,581,399
                                                -----------   -----------

Effect of exchange rate changes on cash            (846,684)     (138,024)
                                                -----------   -----------


Net decrease in cash and
 cash equivalents                                (1,470,518)     (251,410)

Cash and cash equivalents,
 beginning of period                              1,822,764       332,041
                                                -----------   -----------
Cash and cash equivalents,
 end of period                                  $   352,246   $    80,631
                                                ===========   ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)         $ 2,201,755   $ 2,439,984
   Income taxes                                   1,392,130       218,358

        The accompanying notes to consolidated financial statements are an integral part of these statements.

               DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of the Dixon Ticonderoga Company and subsidiaries as of June 30, 1995, and the results of their operations and cash flows for the nine months ended June 30, 1995, and 1994, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

2.   Inventories:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 1995 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                June 30,    September 30,
                                  1995           1994
                              ------------   -------------

     Raw materials              $12,663        $12,273
     Work in process              4,889          4,494
     Finished goods              14,410         12,114
                                -------        -------
                                $31,962        $28,881
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

4.   Accounting for income taxes:

The difference between income taxes calculated at the U.S statutory federal income tax rate and the provision in the condensed consolidated financial statements is primarily due to the net effect in 1994 of utilization of U.S. net operating loss carryforwards, foreign and state income taxes and other permanent items.

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

In conjunction with the sale of a discontinued business in a previous year, the Registrant guaranteed a loan to the buyer. The loan balance is approximately $350,000 as of June 30, 1995. In the opinion of management, the guarantee will not ultimately have any material effect on the Company's future results of operations or financial condition.

6.   New financing arrangements:

The Company's loan and security agreement with its primary lender was amended in February 1995, whereby its interest rate was reduced from the prime rate plus 1% to either the prime rate plus 0.5% or the prevailing LIBOR rate plus 2.5%.

In July 1995, this agreement was further amended to provide up to an additional $5 million in the Company's revolving working capital line of credit.

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

Item 2.
-------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended June 30, 1995, increased $530,000 from the same quarter last year. The changes by segment are as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.               $ 1,913       13      10        3
         Consumer Foreign             (1,553)     (23)    (24)       1
         Graphite & Lubricants            85        3      12       (9)
         Refractory                       85        3       9       (6)

Foreign Consumer revenue decreased $1,800,000 due to the decline in value of the Mexican peso compared to the U.S. dollar; however, this decline was more than offset by price increases during the period. Although the peso has stabilized from the activity in the first two fiscal quarters, revenue in Mexico is still depressed when compared to the same quarter last year. U.S. Consumer revenue reflects strong growth in the mass retail and office supply mega-store markets.

Revenues for the nine months ended June 30, 1995, increased $3,257,000 over the same period last year. The changes by segment are as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.               $ 4,848       14      12        2
         Consumer Foreign             (2,802)     (22)    (16)      (6)
         Graphite & Lubricants           517        6       8       (2)
         Refractory                      823        9       7        2
         Real Estate and Other          (129)       -       -        -

U.S. Consumer revenue volume increases were primarily due to customers in the aforementioned mass retail and office supply mega-store markets. Revenue in Mexico and Canada decreased $2,800,000 and $100,000, respectively, due to the decline of their currencies' value compared to the U.S. dollar. In Mexico only part of this decline was offset by increased peso selling prices.

Revenues increased $9,074,000 from the prior quarter as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.               $ 6,495       64      61        3
         Consumer Foreign              2,374       86      84        2
         Graphite & Lubricants           (85)      (3)      4       (7)
         Refractory                      290        9       4        5


U.S. and Foreign Consumer products reflects the seasonality of these segments. Historically, this quarter represents approximately 30% of annual revenues being shipped.

Real Estate revenues were not significant in any period presented.

OPERATING INCOME increased $617,000 over the same quarter last year. U.S. Consumer increased $500,000 on higher revenue. Foreign Consumer products decreased $80,000 primarily due to the subsidiary in Mexico, where domestic sales remained below prior year levels. Refractory products increased $130,000 reflecting higher gross profit margins.

Operating income for the nine months ended June 30, 1995, increased $1,552,000 over the same period last year. U.S. Consumer increased $770,000 on higher revenues partially offset by additional selling and distribution costs expended in order to service the mass retail and office supply mega-store markets. Foreign Consumer increased $330,000 primarily due to increased shipments to the U.S. and related currency gains and manufacturing efficiencies. Refractory products increased $235,000 on higher revenues and improved product mix.

Operating income increased $1,559,000 over the prior quarter. U.S. Consumer products increased $1,460,000 primarily due to the aforementioned seasonality of revenues.

INTEREST EXPENSE decreased $150,000 and $388,000 for the quarter and nine months ended June 30, 1995, from the comparable periods last year. These decreases were primarily due to reduced bank borrowing in Mexico reflecting the proceeds from the prior year sale of stock in this subsidiary. When compared to the prior quarter, interest expense increased $98,000, primarily due to higher borrowings to support seasonal sales.

INCOME TAXES increased in 1995 due to higher pre-tax income and utilization of net operating loss carryforwards in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

The financial condition of the Company improved dramatically in the past two years, principally due to its recent operating success and the completion of major financing initiatives. While consolidated pre-tax income has improved by approximately $2 million, cash flows used in operating activities in the first half of fiscal 1995 increased due to higher working capital requirements (primarily inventories) to support increasing business segments. Despite higher consolidated revenues, the Company managed to maintain its strong collection practices which have reduced average days outstanding in accounts receivable under normal terms.

Investing activities included approximately $1,774,000 in purchases of property and equipment for the first nine months of 1995 (as compared with $1,515,000 in the prior year). Except as discussed below, all major capital projects are discretionary in nature and thus no material purchase commitments exist. The Company anticipates its normal capital expenditures to accelerate during the year and approximate $2 million, less than its annual depreciation expense. These expenditures will include strategic manufacturing equipment purchases as well as customary projects, and will continue to be funded from operations and existing financing arrangements.

The Company intends to begin construction of a new corporate headquarters facility in Florida. The estimated total cost of the project is approximately $3 million with construction costs financed through a separate fixed-rate permanent mortgage arrangement. Approximately $700,000 in land and design costs have been incurred and included in the purchases of property disclosed above.

The Company previously completed major financing arrangements, in the amount of $35 million, which refinanced certain short-term obligations and provided additional working capital. The arrangements provide additional financing and permit the Company to meet all current debt obligations. The related credit agreement provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. In February 1995, the interest rate under this arrangement was reduced (as discussed in Note 6 to Consolidated Financial Statements). Increases in borrowings under this arrangement are used to finance cyclical working capital requirements discussed above. At June 30, 1995, the Registrant has approximately $4 million of unused lines of credit available under this financing agreement. In July 1995, the Company's working capital line of credit was increased by $5 million (as discussed in Note 6 to Consolidated Financial Statements).

As of June 30, 1995, the Company also has $13.7 million of Senior Subordinated Notes outstanding with several insurance companies. The note agreement, as amended, provides for the payment of approximately $3.3 million annually, each August. This agreement also provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. The new revolving credit agreement described above provides for the aforementioned subordinated note payments. The Company intends to satisfy future subordinated note payments from funds provided by these existing financing arrangements, from operations and/or an infusion of new equity or debt.

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

                        PART II.  OTHER INFORMATION


Item 6.   Exhibits
-------   --------

(a)  Exhibits:

     (28)a.    Second Modification of Revolving Credit Loan and
                Security Agreement and Term Loan Agreement

     (28)b.    Third Modification of Revolving Credit Loan and
                Security Agreement

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY




Dated:  August 14, 1995                      By: /s/ Gino N. Pala
                                                 ----------------------------
                                                Gino N. Pala
                                                Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer and Director



Dated:  August 14, 1995                      By: /s/ Richard A. Asta
                                                 ----------------------------
                                                Richard A. Asta
                                                Executive Vice President of
                                                 Finance and Chief Financial
                                                 Officer



Dated:  August 14, 1995                      By: /s/ John Adornetto
                                                 ----------------------------
                                                John Adornetto
                                                Vice President/Corporate
                                                 Controller and Chief
                                                 Accounting Officer