Form 10-K
period 1995-09-30
DIXON TICONDEROGA CO
filed 1995-12-20
CIK 14995

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 9/30/95            Commission file number 0-2655

                         DIXON TICONDEROGA COMPANY
            (Exact name of Company as specified in its charter)

FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934 (Fee Required) For the fiscal year ended 9/30/95.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934 (No Fee Required) For the transaction period from
                 to            .

                    DELAWARE                        23-0973760
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

      2600 Maitland Center Parkway, Suite 200, Maitland, FL     32751
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (407) 875-9000

    Title of each class            Name of each exchange on which registered

COMMON STOCK, $1.00 PAR VALUE                AMERICAN STOCK EXCHANGE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Based on the closing sales price on 11/30/95, the aggregate market value of the voting stock held by non-affiliates of the Company was $14,068,710.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of 11/30/95: 3,193,320 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference: Proxy statement to security holders incorporated into Part III for the fiscal year ended 9/30/95.

                                  PART I

ITEM 1. BUSINESS


                 NEW DEVELOPMENTS AND BUSINESS STRATEGIES

     Dixon Ticonderoga Company (hereinafter the "Company") initiated many new strategies over the past several years. The Company has completed manufacturing plant and administrative office consolidations, and instituted many ambitious cost containment and cash flow initiatives. In addition, management has introduced a new total quality process into the organization, along with revamped human resources programs. These strategies have contributed to significantly improved operating results in recent years and a reduction in total indebtedness. Moreover, the Company has successfully disposed of idled properties, further reducing indebtedness. The Company has also made additional capital investments in its core businesses.
     During 1995, the Company celebrated its 200-year anniversary by achieving consolidated operating income in excess of $9 million and net operating earnings (before non-recurring items) of $2,618,000, representing increases of 30% over 1994. In addition, the Company concluded the wind-up of its real estate segment, allowing management to fully refocus on its core Consumer Products and industrial business groups. Moreover, the Company made provision for the ultimate settlement and related costs associated with several long-standing lawsuits. In 1995, the aforementioned non-recurring items resulted in a net loss from discontinued real estate operations of approximately $595,000 and an after-tax provision for litigation of $960,000, thus reducing net income to $1,063,000. Further information regarding these transactions is included elsewhere in this Form 10-K.

                             INDUSTRY SEGMENTS
     The Company has three principal continuing business segments: Consumer Products, Industrial Graphite and Lubricants, and Refractory Products. These segments, and the primary operations of each, are as follows:
     BUSINESS SEGMENTS                OPERATIONS

Consumer Products             Manufacture and sale of writing and drawing
                              pencils, pens, artist materials, felt tip
                              markers, industrial markers, lumber crayons,
                              typewriter correction materials and allied
                              products.
Industrial Graphite and       Manufacture and sale to industry of processed
   Lubricants                 natural and synthetic bulk graphite, graphite
                              oil, solvent and water-based lubricants, as well as colloidal graphitic suspensions.

Refractory Products           Manufacture and sale to industry of clay and
                              graphite stopper heads, firebrick,
                              non-graphitic refractory kiln furniture and furnace linings.
     Financial information regarding net revenues, operating profits and identifiable assets related to the Company's industry segments for the years ended September 30, 1995, 1994, and 1993, is contained in Note 11 to Consolidated Financial Statements.
     The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada and Europe) in which its operations are being conducted. CONSUMER PRODUCTS
     The Company manufactures its leading brand TICONDEROGA and a full line of pencils in Versailles, Missouri. The Company also manufactures and markets advertising specialty pencils, pens and markers through its promotional products division.

     The Company is also the producer of WEAREVER writing products at its facility in Deer Lake, Pennsylvania. In addition to the WEAREVER line of pens, the Company also manufactures and markets felt tip markers, mechanical pencils and the DIXON brand of pens and allied products at this facility.
     The Company also manufactures in Sandusky, Ohio (mainly for wholesale school suppliers and retailers) PRANG, COLORART, and other well known brands of wax crayons, chalks, dry and liquid tempera, water colors and art materials. This division also manufactures special markers for industrial use and paper-wrapped pencils, all of which are marketed and sold, together with the products manufactured by the Versailles and Deer Lake operations, by the U.S. Consumer Products group.
     Under an agreement with Warner Bros. Consumer Products, the Company also manufactures and markets in the U.S. and Canada a complete product line of pencils, pens, crayons, chalks, markers, paints, art kits and related items featuring the famous Looney Tunes characters. (See Note 12 to Consolidated Financial Statements.)
     Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer Products group.
     Dixon Ticonderoga de Mexico, Inc., S.A. de C.V., a majority-owned subsidiary (50.1%) of Dixon Ticonderoga Inc., is engaged in the manufacture and sale in Mexico of black and color writing and drawing pencils, typewriter correction materials, lumber crayons and allied products. This subsidiary also manufactures and sells in Mexico certain products of the type manufactured at the Sandusky facility, as well as marker products manufactured at the Deer Lake facility.
     Dixon Europe, Limited, a wholly-owned subsidiary of the Company is engaged in the distribution of many Dixon Consumer Products in the United Kingdom and other European countries.
INDUSTRIAL GRAPHITE AND LUBRICANTS
     Through its Graphite and Lubricants division, Dixon manufactures and sells processed natural and synthetic graphite, graphite oil, solvent and water-based lubricants as well as colloidal graphitic suspensions. The American Graphite division located in Manchester Township, New Jersey, and the Southwestern Graphite division located in Burnet, Texas, process and sell graphite to industrial customers, and are engaged in the processing and blending of various grades of foreign and domestic graphites for use in the manufacture and sale of related products.
REFRACTORY PRODUCTS
     The New Castle Refractories division, with plants located in Ohio, Pennsylvania and West Virginia, manufactures various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries; refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads.
REAL ESTATE OPERATIONS (Discontinued Operations)
     The Company previously developed Bryn Mawr Ocean Towers (three nine-story towers) on North Hutchinson Island, Florida, which were sold as condominiums. Pursuant to a formal plan and agreement dated September 29, 1995, the Company disposed of the remaining property dedicated to this project and has ceased any further real estate activities. This segment is therefore treated as "Discontinued Operations." Management estimates the annual future cost savings to be approximately $150,000. (See Note 10 to Consolidated Financial Statements.)
                               DISTRIBUTION
     Consumer products manufactured at the Sandusky, Ohio; Deer Lake, Pennsylvania; and Versailles, Missouri plants are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. The consumer products manufactured at the Canadian and Mexican plants are distributed nationally in these countries through wholesalers, distributors, school supply houses and retailers.
     The industrial products manufactured at the various plants are sold by direct sales, manufacturers' representatives and industrial distributors in North America. In addition, these products are sold worldwide, principally in Central and South America, Europe, the Philippines and Japan.
                               RAW MATERIALS
     Graphite, which can be considered a strategic raw material for the Company's business, is sold by the Company in bulk and as a component, and is used in the manufacture of refractory products, lubricants and leads for wood-cased pencils. Graphite is purchased from Brazil, Madagascar, India, Mexico, People's Republic of China, Sri Lanka, West Germany and Zimbabwe. There were no significant raw material shortages of any consequence during 1995 nor any anticipated for future periods.
                    TRADEMARKS, PATENTS AND COPYRIGHTS
     The Company owns a large number of trademarks, patents and copyrights in each industry segment related to products manufactured and marketed by it, which have been secured over many years. These have been of value in the growth of the business and should continue to be of value in the future.

However, in the opinion of the Company, its business generally is not dependent upon the protection of any patent or patent application or the expiration of any patent.
                     SEASONAL ASPECTS OF THE BUSINESS
     The Consumer Products business reflects greater portions (approximately 60%) of its sales in the third and fourth fiscal quarters of the year due to shipments of school orders to its distribution network. This practice, which is standard for this industry, usually causes the Company to incur additional bank borrowings during the period between shipment and payment.
     The Industrial Graphite and Lubricants and Refractory Products businesses have no material seasonal aspects.
                                COMPETITION
     Each of the Company's industry segments is engaged in a highly competitive business with a number of competitors, some of whom are larger and have greater resources than the Company. Important to the Company's market position are the quality and performance of its products, its marketing and distribution systems, and the reputation developed over the many years that the Company has been in business.
                         RESEARCH AND DEVELOPMENT
     The Company employs approximately 17 full-time professional employees in the area of quality control and product development. The Company has recently established a centralized research and development laboratory in its Sandusky, Ohio facility. For accounting purposes, research and development expenses in any year presented in the accompanying Consolidated Financial Statements were not material.
                                 EMPLOYEES
     The total number of persons employed by the Company was approximately 1,180 of which 750 were employed in the United States.

ITEM 2. PROPERTIES
     The following properties of the Company (except present Corporate Headquarters) are owned in fee and, except as indicated, are collateralized under the Company's loan agreement with First Union National Bank of North Carolina, its primary lender. Most of the buildings are of steel frame and masonry or concrete construction.
                                                              SQUARE FEET
          LOCATION                                           OF FLOOR SPACE

Maitland, Florida (leased space for Corporate Headquarters)*      25,000

Heathrow, Florida (future site of Corporate Headquarters)*          --

Sandusky, Ohio (Consumer Products)                               276,000

Manchester Township, New Jersey (American
     Graphite) (Industrial Graphite and Lubricants)               76,000

Near Burnet, Texas (Southwestern Graphite)
     (Industrial Graphite and Lubricants)                         73,000

Burnet, Texas (Warehouse - Southwestern
     Graphite) (Industrial Graphite and Lubricants)               10,000

New Castle, Pennsylvania (Refractory Products)                   131,000

Newell, West Virginia (Refractory Products)                       45,000

Massillon, Ohio (Refractory Products)                            113,000

Zoar, Ohio (Refractory Products)                                  65,000

Acton Vale, Quebec, Canada (Dixon
     Ticonderoga Inc.) (Consumer Products)                        32,000

Tlalnepantla, D.F., Mexico (Dixon Ticonderoga de Mexico,
     S.A. de C.V.)  (Consumer Products)*                          55,000

Versailles, Missouri (Consumer Products)                         120,000

Shelbyville, Tennessee (Consumer Products)                        94,000

Deer Lake, Pennsylvania (Consumer Products)                      150,000

Vandalia, Illinois (idled)                                        67,000

     * Not included as direct collateral under the loan agreement with First Union National Bank of North Carolina.

     The Company also owns a non-operating graphite mine near Burnet, Texas, included with land at historical cost in the consolidated balance sheets.

ITEM 3.  LEGAL PROCEEDINGS
     In March 1986, The Dixon Venture ("Venture") (an unrelated company) filed a civil action in the New Jersey Superior Court seeking recovery of damages and costs allegedly incurred by Venture in connection with the clean-up of industrial property acquired from the Company in Jersey City, New Jersey in February, 1984. Venture's claims were brought pursuant to the New Jersey Environmental Clean-up Responsibility Act ("ECRA"), an environmental remedial statute dealing with the transfer of industrial property.
     Although the trial court entered final judgment dismissing all Venture's claims, the Appellate division and subsequently the Supreme Court, found that Venture's claim did state a cause of action upon which relief could be granted and allowed the case to go to trial on the merits. Significantly, however, the Supreme Court instructed the trial court to fashion a remedy best effectuating the understanding of the parties at the time of the original sale. It is noteworthy that the parties contracted for the sale fully eight months before the enactment of ECRA and that the closing was delayed into the ECRA compliance period by Venture. Further, the Supreme Court and subsequent Appellate decisions recognized that clean-up costs must bear some rational relationship to the agreed upon sales price or, it stood to reason, the Company would not have agreed to the original amount.
     The case presents issues for the equitable handling of a unique ECRA transaction and contract responsibilities requiring a tailored remedy. In July and August 1995, this matter was tried before the New Jersey Supreme Court. Post-trial briefs are due by late December 1995. It is our belief that a good portion of the cleanup costs may not be recoverable under the legal theories set forth by plaintiffs. Moreover, in view of the Supreme Court's mandate to fashion a remedy that "best effectuates" a common understanding of the parties, and given the fact that the sales price of the subject property was $2.7 million, plaintiffs' damages claims seem inconsistent and disproportionate with the results contemplated by the Supreme Court. There are also a number of other factors such as plaintiffs' general knowledge of the existence of ECRA prior to closing which would, under the Supreme Court's decision in this case, render it inequitable to allocate to defendants most or all of the alleged cleanup costs. Due to the unique nature of this case, it is difficult to evaluate with specificity the damages outcome at this point in time. The Company will likely be liable for some portion of plaintiffs' reasonable costs of cleanup, but as of the present, such liability cannot be quantified with certainty. A portion of the 1995 provisions for litigation settlements and related costs represents the Company's best estimate of its ultimate obligation and legal costs associated with this case.
     All relevant insurance carriers have been put on notice of this claim. To date, two carriers have agreed to defend the case pursuant to a reservation of rights. It is our belief that most of the defense costs relating to the Venture litigation will be paid by insurance. Additionally, the insurance carriers previously agreed to substantially contribute toward a settlement of this matter.
     It also should be noted that the Company intends to pursue legal malpractice claims against the lawyers who represented it in the initial transaction and subsequent litigation pertaining to this facility to recover any damages which may be assessed against it in this matter. At this time, we believe these claims have substantial factual support. However, no opinion as to likely outcome can be made at this point.
     Also see Note 12 to Consolidated Financial Statements.
ITEM 4.  SUBMISSION ON MATTERS TO VOTE OF SECURITY HOLDERS
     None.

                                  PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK
           AND RELATED SECURITY HOLDER MATTERS

     Dixon Ticonderoga Company common stock is traded on the American Stock Exchange. The following table sets forth the low and high per share prices as per the American Stock Exchange closing prices for the applicable quarter.

                                   FISCAL                   FISCAL
     QUARTER ENDING                 1995                     1994
     --------------             ------------             ------------

                               LOW      HIGH            LOW      HIGH
                               ---      ----            ---      ----
     December 31               7.38      9.88           5.88      6.88
     March 31                  8.50     11.13           6.13      7.25
     June 30                   7.13      8.88           6.58      9.75
     September 30              7.25      8.38           8.88     10.38

     Since fiscal 1990, the Board of Directors has suspended payment of dividends. The Board will continue to review the Company's future performance and determine the dividend policy on a quarter-to-quarter basis. The Company's loan agreement with its primary lenders, and the note agreement covering the 10.59% Senior Subordinated Notes, restricts the amount of dividends which can be paid in the future. (See Notes 3 and 4 to Consolidated Financial Statements).
     The number of record holders of the Company's common stock at November 30, 1995, was 476.

ITEM 6.  SELECTED FINANCIAL DATA

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                FOR THE FIVE YEARS ENDED SEPTEMBER 30, 1995
                 (in thousands, except per share amounts)


                               1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------

REVENUES                     $95,565  $91,932  $82,138  $81,740  $78,324
                             =======  =======  =======  =======  =======
INCOME (LOSS) FROM
 CONTINUING OPERATIONS       $ 1,658  $ 3,417  $   476  $   437  $(1,581)

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS        (595)    (116)    (146)    (179)     794

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE         -        -        235      -        -
                             -------  -------  -------  -------  -------
NET INCOME (LOSS)            $ 1,063  $ 3,301  $   565  $   258  $  (787)
                             =======  =======  =======  =======  =======

EARNINGS (LOSS) PER
 COMMON SHARE:

  CONTINUING OPERATIONS      $   .52  $  1.10  $   .15  $   .14  $  (.52)

  DISCONTINUED OPERATIONS       (.19)    (.04)    (.04)    (.06)     .26

  CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE       -       -         .07      -        -
                             -------  -------  -------  -------  -------
NET INCOME (LOSS)            $   .33  $  1.06  $   .18  $   .08  $  (.26)
                             =======  =======  =======  =======  =======
TOTAL ASSETS                 $70,158  $68,852  $63,946  $61,981  $62,212
                             =======  =======  =======  =======  =======
LONG-TERM DEBT               $14,541  $19,141  $18,279  $23,083  $24,501
                             =======  =======  =======  =======  =======
DIVIDENDS PER
  COMMON SHARE               $   -    $   -    $   -    $   -    $   -
                             =======  =======  =======  =======  =======

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1995 vs. 1994

     Income from continuing operations before income taxes and minority interest decreased $1,000,000 in 1995. Included in 1995 are provisions of $1,530,000 for litigation settlements and legal costs related to several lawsuits (see Item 3 and Note 12 to Consolidated Financial Statements). In 1994, there was a gain on sale of subsidiary stock and other assets of $2,313,000 relating primarily to the sale of stock in our Mexico subsidiary (see Note 8 to Consolidated Financial Statements). Net corporate expenses decreased $690,000 in 1995, while interest expense decreased $678,000. The interest expense reduction was principally due to the Mexican subsidiary's low borrowing position subsequent to the aforementioned sale of stock.
1994 vs. 1993:
     The improvement in income before income taxes amounted to $3,946,000 in 1994. The increase in gain on sale of subsidiary stock and other assets of $1,942,000 is primarily due to the sale of the stock in the Mexico subsidiary (see Note 8 to Consolidated Financial Statements). Consumer Products' increased revenue (primarily volume) led to better manufacturing efficiencies. New products and more aggressive marketing, particularly in the retail market, contributed to this volume increase. Refractory products' revenue improved with increases in volume and more favorable mix contributing to higher profitability. The interest expense increase was due primarily to higher average rates of interest in 1994.

1993 vs. 1992:
     Income from operations before income tax increased to $1,001,000 in 1993, compared with $625,000 in the prior year. This reflects a gain on sale of assets of $371,000. Income taxes increased, largely due to foreign taxes on higher income and effective tax rates. Net income from operations increased $72,000. In addition, 1993 results include $235,000 representing the cumulative effect of a change in accounting principle. Therefore, net income increased to $565,000 from $258,000 in the prior year.
     As discussed above, pretax results from operations improved overall in 1993. Total revenues remained level; but the Refractory segment showed an increase in both revenues and profits. U.S. Consumer Products suffered from foreign competition in certain product lines and increased distribution and promotional costs. Foreign Consumer Products operating income increased despite significant losses due to the decline of local currency values. Increased foreign operating income was largely offset by higher tax provisions. A sale of idle property in Ticonderoga, New York enhanced 1993 results. Total interest expense decreased due to lower effective interest rates.
Discontinued Operations:
     The 1995 loss from discontinued operations of the real estate segment represents a net operating loss of $175,000 (net of a tax benefit of $104,000) and a loss on disposal of $420,000 (net of a tax benefit of $250,000). Net operating losses of the real estate segment were $116,000 and $146,000 in 1994 and 1993, respectively.

REVENUES
     Revenues in 1995 increased $3,632,000 over the prior year. The increases and decreases by segment are as follows:
                                  Increase       % Increase (Decrease)
                                 (Decrease)    Total  Volume  Price/Mix
                                 ----------    ------------------------
          Consumer U.S.          $4,624,000      9       8        1
          Consumer Foreign       (2,198,000)   (13)     (9)      (4)
          Graphite & Lubricant      212,000      2       2        -
          Refractory                994,000      9       7        2

     U.S. Consumer revenue volume increases were primarily in the office supply mega-store market. The decrease in Foreign Consumer revenue was primarily due to the majority-owned subsidiary in Mexico. Revenue in Mexico decreased $5,200,000 due to the decline of the peso value compared to the U.S. dollar. This decrease was partially offset by increased peso selling prices. Refractory revenue increased $994,000 primarily due to higher volume.
     Overall 1994 revenues increased $9,795,000 over the prior year. The increases and decreases by segment are as follows:

                                  Increase       % Increase (Decrease)
                                 (Decrease)    Total  Volume  Price/Mix
                                 ----------    ------------------------
          Consumer U.S.          $6,347,000     15      14        1
          Consumer Foreign        1,807,000     11      12       (1)
          Graphite & Lubricant     (352,000)    (3)     (2)      (1)
          Refractory              1,993,000     20       7       13


The increase in U.S. Consumer Products volume was in both the commercial and mass retail markets and was enhanced by new product introductions. Foreign revenue increase was primarily by our subsidiary in Mexico. However, the foreign revenue increase is after revenue reductions in Canada and Mexico of $470,000 and $450,000, respectively, due to the decline of their local currency value (as compared with the U.S. dollar).

     In 1993, revenues increased approximately $398,000 over the prior year. The increases and decreases by segment are as follows:

                                  Increase       % Increase (Decrease)
                                 (Decrease)    Total  Volume  Price/Mix
                                 ----------    ------------------------
          Consumer U.S.          $  328,000      1     (1)       2
          Consumer Foreign         (790,000)    (5)    (4)      (1)
          Graphite & Lubricant     (510,000)    (4)     -       (4)
          Refractory              1,370,000     16     11        5

Revenue in Canada and Mexico decreased ($580,000 and $60,000, respectively), due to the decline of their local currency value.
OPERATING PROFITS
     Operating profits by segment increased $1,476,000 in 1995. Foreign operations increased $984,000. Our Canadian subsidiary increase of $396,000 reflected higher revenues and a stable year with respect to that country's currency. The increase in Mexico was primarily due to increased shipments to the U.S. and related plant efficiencies and currency gains. Refractory Products increased $372,000 on higher volume. Graphite and Lubricant and U.S. Consumer operating profits were relatively flat. U.S. Consumer revenue and gross profit increases were offset by increased selling and distribution costs, primarily incurred to service the office supply mega-store markets.
     In 1994, operating profits by segment increased $2,718,000. Consumer Products increased $2,132,000 on significantly higher revenues. A decrease in the value of the local currency in Mexico was offset by price increases and volume. Refractory products increased $500,000 on higher volume and favorable product mix.
     Operating profits by segment decreased by a total of approximately $79,000 in 1993. Refractory products increased $110,000 on higher volume. Graphite and Lubricant increased $60,000 due to improved profit margins. Foreign Consumer increased $530,000. The decline in value of local currencies was offset by higher volume and cost reductions in Canada and price increases in Mexico. U.S. Consumer decreased $820,000. Volume decreases causing manufacturing inefficiencies and higher selling and promotional costs were the primary reasons for this decrease.
MINORITY INTEREST
     Minority interest represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. ($1,150,000 in 1995), equivalent to the extent of the investment of the minority shareholders. As described in Note 8 to Consolidated Financial Statements, this minority interest was created by an initial public offering in September 1994. Accordingly, 1994 only reflects the portion of net income earned in the latter part of September 1994.
EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS
     As discussed in Note 1 to Consolidated Financial Statements, the Financial Accounting Standards Board (FASB) issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, which must be adopted no later than fiscal 1997, establishes accounting standards with respect to the impairment of long-lived assets. Its adoption is not expected to materially affect the future results of operations or financial position of the Company.
     In 1995, the FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation." The statement (effective for the Company in fiscal
1997) would provide certain specific disclosures regarding the value of stock option grants made in fiscal 1996 and thereafter. Its adoption is not expected to materially affect the future results of operations or financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1993, the financial condition of the Company improved significantly, principally due to its recent operating success and the completion of major financing initiatives. While consolidated operating income increased 30% to in excess of $9 million, cash flows from operating activities decreased approximately $2.85 million in 1995. This reduction is due to several factors, principally higher working capital requirements (primarily inventories) to support increasing business segments. Consumer Products inventories increased approximately 15% due to higher revenues; new purchased product lines; the servicing of the mass retail and office supply mega-store markets; and products manufactured by the Company's Mexico subsidiary during its local currency crises earlier in 1995. Industrial Graphite and Lubricants inventories also increased 15% due largely to a slowing of business in the powdered metal industry late in 1995. Despite increasing revenues, the Company managed to maintain its strong collection practices which have reduced average days outstanding in accounts receivable under normal terms. The Company reduced total accounts receivable in 1995 as compared with an increase of $3 million in the prior year. Cash flow from operating activities was also negatively affected by certain legal settlements and related costs associated with several ongoing lawsuits. As is the case historically, cyclical short-term borrowings (see below) financed peak mid-year increases in accounts receivable and inventories.
     The Company's investing activities included approximately $3 million in purchases of property and equipment in 1995. The higher level of purchases as compared with the prior year (approximately $1.8 million) is attributable to the Company's construction of a new corporate headquarters facility in Heathrow, Florida. In 1995, the Company incurred approximately $1.5 million towards the completion of the facility scheduled for January 1996. The total estimated cost of the project is $3.4 million with construction costs financed ultimately through a separate fixed-rate permanent mortgage arrangement. Except as discussed above, all other major capital projects (principally strategic manufacturing equipment) are discretionary in nature and thus no material purchase commitments exist. These expenditures will continue to be funded from operations and new and existing financing arrangements. In addition, the Company was successful in its program to sell idle assets, generating proceeds of approximately $1 million in the prior two years. The transaction involving the 1994 sale of subsidiary stock and the Company's use of proceeds is discussed below.
     The Company completed major financing activities during the past two years. In 1994, the Company successfully completed primary financing arrangements (in the initial amount of $35 million) with a new bank lender, First Union National Bank of North Carolina, to refinance certain short-term obligations and provide additional working capital. An additional seasonal $5 million in the working capital line of credit was added in 1995. Also in 1995, the interest rate under these facilities was reduced. As more fully described in Notes 3 and 4 to Consolidated Financial Statements, the arrangements (as amended) provide up to $15 million in additional financing as compared with the Company's agreement with its previous primary lender, and permits the Company to meet all current debt obligations. Moreover, the related revolving credit facility provides, under certain circumstances, for the payment of additional subordinated debt obligations (discussed below). The agreement also provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance, except as to the ratio of operating cash flow to fixed charges (as defined), capital expenditures and certain payments and asset transactions, all of which relate to non-recurring activities and for which the Company has received a waiver of compliance. At September 30, 1995, the Company had approximately $8 million of unused lines of credit available under this financing arrangement.
     Also in 1994, the Company completed an initial public offering of the stock of its subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. The net after-tax proceeds from the offering were approximately $5 million, and were principally used to reduce Company indebtedness. See Note 8 to Consolidated Financial Statements for further information regarding this transaction.
     The Company also has $10.3 million of Senior Subordinated Notes remaining outstanding with several insurance companies. The note agreement, as amended, provides for the payment of approximately $3.3 million annually, through August 1998, with the balance due August 1999. This agreement also provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. The revolving credit agreements described above provided for the August 1994 and 1995 subordinated note payments and a credit line reserve for the 1996 payment. The Company intends to satisfy future subordinated note payments from funds provided by operations and/or an infusion of new equity or debt.
     As a result of its operating success and financing activities over the past two years, the Company reduced its consolidated debt (net of cash balances) by nearly $5 million, or 12%, despite increasing working capital financing requirements. The new and existing sources of financing, financing strategies discussed above and cash expected to be generated from future operations will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                       PAGE

Report of Independent Accountants                                        22

Consolidated Balance Sheets as of
 September 30, 1995 and 1994                                          23-24

Consolidated Statements of Operations For the Years
 Ended September 30, 1995, 1994 and 1993                              25-26

Consolidated Statements of Shareholders' Equity
 For the Years Ended September 30, 1995, 1994
 and 1993                                                                27

Consolidated Statements of Cash Flows For the Years
 Ended September 30, 1995, 1994 and 1993                              28-29

Notes to Consolidated Financial Statements                            30-45

Schedule For the Years Ended
 September 30, 1995, 1994, and 1993:

       II. Valuation and Qualifying Accounts                             46

Consent of Independent Accountants                                       47


     Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS


Shareholders and Board of Directors of
Dixon Ticonderoga Company


     We have audited the accompanying consolidated financial statements and the financial statement schedule of Dixon Ticonderoga Company and subsidiaries as listed in the index on page 21 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dixon Ticonderoga Company at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                               COOPERS & LYBRAND L.L.P.




Orlando, Florida
November 30, 1995

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1995 AND 1994

     ASSETS                                1995           1994
     ------                             -----------    -----------
CURRENT ASSETS:

 Cash and cash equivalents              $ 1,513,622    $ 1,822,764

 Receivables, less allowance for
  doubtful accounts of $796,715
  in 1995 and $564,905 in 1994           18,202,541     20,335,421

 Inventories                             32,638,385     28,881,083

 Assets held for sale                       436,306        256,947

 Other current assets                     2,254,101      1,924,754
                                        -----------    -----------
     Total current assets                55,044,955     53,220,969
                                        -----------    -----------
CONDOMINIUMS UNDER DEVELOPMENT               --            773,067
                                        -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
 Land and buildings                      12,908,945     11,867,046
 Machinery and equipment                 16,986,408     18,983,203
 Furniture and fixtures                     902,043        843,316
                                        -----------    -----------
                                         30,797,396     31,693,565

 Less accumulated depreciation         ( 17,229,617)  ( 18,308,662)
                                        -----------    -----------
                                         13,567,779     13,384,903
                                        -----------    -----------
OTHER ASSETS                              1,545,110      1,473,059
                                        -----------    -----------
                                        $70,157,844    $68,851,998
                                        ===========    ===========

     LIABILITIES AND
     SHAREHOLDERS' EQUITY                  1995           1994
     --------------------               -----------    -----------

CURRENT LIABILITIES:

 Notes payable                          $17,877,665    $11,054,169
 Current maturities of long-term debt     4,587,016      4,431,570
 Accounts payable                         5,280,884      5,258,085
 Accrued liabilities                      8,388,309      8,626,772
                                        -----------    -----------
     Total current liabilities           36,133,874     29,370,596
                                        -----------    -----------
LONG-TERM DEBT                           14,540,884     19,140,668
                                        -----------    -----------
OTHER NONCURRENT LIABILITIES                 21,815        233,818
                                        -----------    -----------
DEFERRED INCOME TAXES                     1,155,473      1,144,799
                                        -----------    -----------
MINORITY INTEREST                         3,073,375      3,421,253
                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, par $1, authorized
  100,000 shares, none issued                --             --
 Common stock, par $1, authorized
  8,000,000 shares, issued 3,448,466
  shares in 1995 and 3,424,873
  shares in 1994                          3,448,466      3,424,873
 Capital in excess of par value           2,166,329      2,042,639
 Retained earnings                       12,640,762     11,577,719
 Cumulative translation adjustment       (2,087,354)      (531,455)
                                        -----------    -----------
                                         16,168,203     16,513,776
 Less treasury stock, at cost
  (255,147 shares in 1995; 265,270
  shares in 1994)                          (935,780)      (972,912)
                                        -----------    -----------
                                         15,232,423     15,540,864
                                        -----------    -----------
                                        $70,157,844    $68,851,998
                                        ===========    ===========

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                     1995          1994          1993
                                  -----------   -----------   -----------

REVENUES                          $95,565,000   $91,932,479   $82,138,339
                                  -----------   -----------   -----------
COSTS AND EXPENSES:
 Cost of goods sold                62,193,918    62,246,254    56,608,419
 Selling and
  administrative expenses          24,241,328    22,721,878    20,763,419
                                  -----------   -----------   -----------
                                   86,435,246    84,968,132    77,371,838
                                  -----------   -----------   -----------
OPERATING INCOME                    9,129,754     6,964,347     4,766,501
                                  -----------   -----------   -----------
INTEREST EXPENSE                   (3,652,824)   (4,330,581)   (4,136,518)

PROVISIONS FOR LITIGATION
 SETTLEMENTS AND RELATED COSTS     (1,530,377)       --            --

GAIN ON SALE OF SUBSIDIARY
 STOCK AND OTHER ASSETS                --         2,313,470       371,386
                                  -----------   -----------   -----------
                                   (5,183,201)   (2,017,111)   (3,765,132)
                                  -----------   -----------   -----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTEREST              3,946,553     4,947,236     1,001,369

INCOME TAXES                        1,137,897     1,518,053       525,463
                                  -----------   -----------   -----------
                                    2,808,656     3,429,183       475,906
MINORITY INTEREST                   1,150,690        11,469         --
                                  -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE     1,657,966     3,417,714       475,906

DISCONTINUED OPERATIONS              (594,923)     (116,481)     (146,395)

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE               --             --          235,046
                                  -----------   -----------   -----------
NET INCOME                        $ 1,063,043   $ 3,301,233   $   564,557
                                  ===========   ===========   ===========

EARNINGS (LOSS) PER
 COMMON SHARE:
 Continuing operations            $     .52     $    1.10     $     .15
 Discontinued operations               (.19)         (.04)         (.04)
 Cumulative effect of change
  in accounting principle                --           --            .07
                                  -----------   -----------   -----------
     Net income                   $     .33     $    1.06     $     .18
                                  ===========   ===========   ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                               DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                      Common     Capital in                 Cumulative
                                     Stock $1     Excess of    Retained    Translation    Treasury
                                     Par Value    Par Value    Earnings     Adjustment      Stock
                                    -----------  -----------  -----------  -----------   -----------
BALANCE, September 30, 1992         $ 3,376,835  $ 1,750,529  $ 7,711,929  $  (247,016)  $(1,044,368)
 Net income                                                       564,557
 Cumulative translation adjustment                                            (380,403)
 Employee Stock Purchase Plan
  (10,176 shares)                                     18,642                                  37,325
                                    -----------  -----------  -----------  -----------   -----------

BALANCE, September 30, 1993         $ 3,376,835  $ 1,769,171  $ 8,276,486  $  (627,419)  $(1,007,043)
 Net income                                                     3,301,233
 Cumulative translation adjustment                                              95,964
 Employee stock options exercised        48,038      253,958
 Employee Stock Purchase Plan
  (9,305 shares)                                      19,510                                  34,131
                                    -----------  -----------  -----------  -----------   -----------

BALANCE, September 30, 1994         $ 3,424,873  $ 2,042,639  $11,577,719  $  (531,455)  $  (972,912)
 Net income                                                     1,063,043
 Cumulative translation adjustment                                          (1,555,899)
 Employee stock options exercised       23,593        91,985
 Employee Stock Purchase Plan
  (10,123 shares)                                     31,705                                  37,132
                                    -----------  -----------  -----------  -----------   -----------

BALANCE, September 30, 1995         $ 3,448,466  $ 2,166,329  $12,640,762  $(2,087,354)  $  (935,780)
                                    ===========  ===========  ===========  ===========   ===========

                       The accompanying notes to consolidated financial statements are an integral part of these statements.

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                       1995         1994         1993
                                    -----------  -----------  -----------
Cash flows from
  operating activities:

Net income from continuing
  operations                        $ 1,657,966  $ 3,417,714  $   710,952
Net loss from discontinued
  operations                           (594,923)    (116,481)    (146,395)
Adjustments to reconcile net income
 to net cash provided by
 operating activities:

  Depreciation and amortization       2,379,728    2,502,451    2,703,873
  Gain on sale of subsidiary stock
   and other assets                      --       (2,313,470)    (371,386)
  Deferred taxes                        365,802      508,111     (753,266)

  Income attributable to
   minority interest                  1,150,690       11,469       --
  (Income) loss attributable
   to currency translation             (511,424)     110,830       22,434
  Cumulative effect of change in
   accounting principle                  --           --         (235,046)

  Changes in assets [(increase)
   decrease] and liabilities
   [increase(decrease)]:

   Receivables, net                     194,045   (3,053,682)  (1,849,000)
       Inventories                   (4,929,306)    (698,187)  (1,530,966)
   Other current assets                (452,261)    (577,543)     548,426
   Accounts payable and accrued
    liabilities                         296,368    3,060,868    2,149,578
   Condominiums under development       574,087      120,587       12,422
   Other assets                        (460,081)    (452,193)     (61,805)
                                    -----------  -----------  -----------
Net cash provided by (used in)
  operating activities                 (329,309)   2,520,474    1,199,821
                                    -----------  -----------  -----------
Cash flows from
  investing activities:

  Purchases of plant and equipment   (3,007,547)  (1,842,331)  (2,558,458)
  Proceeds from sale of assets           --          573,708      397,068
  Proceeds from sale of
   subsidiary stock                      --        5,734,723       --
                                    -----------  -----------  -----------
Net cash provided by (used in)
 investing activities                (3,007,547)   4,466,100   (2,161,390)
                                    -----------  -----------  -----------

                                       1995         1994         1993
                                    -----------  -----------  -----------

Cash flows from
  financing activities:

Principal reductions of
  Senior Subordinated Notes          (3,325,000)  (3,325,000)      --
Proceeds from additions to
  long-term debt                         --        9,666,667       --
Proceeds from additions to
  notes payable                       8,040,299    7,937,368    2,070,996
Principal reductions of
  long-term debt                     (1,131,276)  (5,980,120)  (1,500,000)
Principal reductions of
  notes payable                          --      (14,248,878)      --
Other non-current liabilities          (109,626)     113,341       (7,277)
Employee Stock Purchase Plan             68,837       53,641       55,967
Exercise of stock options               115,578      301,996        -
                                    -----------  -----------  -----------
Net cash provided by (used in)
  financing activities                3,658,812   (5,480,985)     619,686
                                    -----------  -----------  -----------
Effect of exchange rate changes
 on cash                               (631,098)     (14,866)    (402,837)
                                    -----------  -----------  -----------
Net increase (decrease) in cash
  and cash equivalents                 (309,142)   1,490,723     (744,720)

Cash and cash equivalents,
  beginning of year                   1,822,764      332,041    1,076,761
                                    -----------  -----------  -----------
Cash and cash equivalents,
  end of year                       $ 1,513,622  $ 1,822,764  $   332,041
                                    ===========  ===========  ===========



Supplemental Disclosures:
  Cash paid (received) during
   the year for:

   Interest                         $ 3,697,023  $ 4,282,857  $ 4,199,972
   Income taxes                       1,616,427      400,411     (153,607)


             The accompanying notes to consolidated financial statements are an integral part of these statements.

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Business:

     Dixon Ticonderoga Company is a diversified manufacturer and marketer of writing and art products as well as a producer of graphite, lubricant and refractory products. Its largest principal customers are school products distributors, mass merchandisers and industrial manufacturers, although none account for over 5% of revenues.

     Principles of consolidation:

     The consolidated financial statements include the accounts of Dixon Ticonderoga Company and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of the Company's Mexico subsidiary (49.9%).

     Translation of foreign currencies:

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, results from Canada, Mexico and United Kingdom operations are translated using average exchange rates during the period. Assets and liabilities denominated in local currency are translated into U.S. dollars at current exchange rates with the gain or loss being recorded in shareholders' equity. Gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations.

     Cash and cash equivalents:

     Cash and cash equivalents include investment instruments with a maturity of three months or less at time of purchase.

     Inventories:

     Inventories are stated at the lower of cost or market. Certain inventories amounting to $15,250,000 and $13,586,000, at September 30, 1995 and 1994, respectively, are stated on the last-in, first-out (LIFO) method of determining inventory costs. Under the first-in, first-out
     (FIFO) method of accounting, these inventories would be $1,282,000 and $1,480,000 higher at September 30, 1995 and 1994, respectively. All other inventories are accounted for using the FIFO method.

     All inventories that are stated on the LIFO method were acquired in 1983 as a result of an acquisition. This acquisition was treated as a purchase and accordingly, inventory was recorded at its fair market value for financial accounting purposes. As a result, the financial accounting basis for the LIFO inventories exceeds the LIFO tax basis by approximately $1,339,000 and $1,203,000 at September 30, 1995 and 1994,
     respectively.

     Inventories consist of (in thousands):

                                   September 30,
                                 1995          1994
                               --------      --------
     Raw material              $ 12,450      $ 12,273
     Work in process              4,462         4,494
     Finished goods              15,726        12,114
                               --------      --------
                               $ 32,638      $ 28,881
                               ========      ========

     Assets held for sale:

     Assets held for sale represent idled and other assets specifically identified for sale within the next fiscal year. The assets are stated at their aggregate net book value which does not exceed estimated net realizable value. During 1994, the Company reclassified an idle plant in Shelbyville, Tennessee (net book value of approximately $1.6 million) as property, plant and equipment to reflect management's intent to utilize the facility.

     Property, plant and equipment:

     Property, plant and equipment are stated at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the respective assets.

     When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in income.

     Income taxes:

     The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been included in the financial statements or tax returns. Under this method, amounts for deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Accounting for long-lived assets:

     The FASB recently issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, which must be adopted no later than fiscal 1997, establishes accounting standards with respect to the impairment of long-lived assets. Its adoption is not expected to materially affect the future results of operations or financial position of the Company.

     Reclassifications:

     Certain prior year amounts have been reclassified to conform with the current year classifications.

(2)  ACCRUED LIABILITIES:

     The major components of accrued liabilities are as follows (in thousands):

                                        September 30,
                                     1995           1994
                                   --------       --------
     Salaries and wages            $  1,650       $  1,957
     Employee benefit plans             798            787
     Income taxes                     1,173          2,060
     Other                            4,767          3,823
                                   --------       --------
                                   $  8,388       $  8,627
                                   ========       ========

(3)  NOTES PAYABLE:

     In 1994, the Company entered into financing arrangements with a new lender to refinance certain short-term obligations and provide additional working capital. The loan and security agreement initially provided for a total of $35 million in financing through May 1997. This included a revolving line of credit facility in the amount of $25 million with interest at either the lender's prime rate (8.75% at September 30, 1995) plus 0.5% or the prevailing LIBOR rate (approximately 6% at September 30, 1995) plus 2.5%. In 1995, the Company executed an interest rate "swap" agreement which effectively fixes the rate on $5 million of this facility at 8.87% for five years. An additional seasonal $5 million in the revolving line of credit was added in 1995. Borrowings under the revolving credit facility ($17,168,000 as of September 30, 1995) are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The loan and security agreement (as amended) also provides for a credit line reserve of $3,325,000 for the August 1996 subordinated notes principal payment (see Note 4). In addition, the loan and security agreement provides for a $10 million term loan (see Note 4).

     The financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement (as amended) contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash or other dividends. As of September 30, 1995, the Company was in compliance with all such provisions, except as to the ratio of operating cash flow to fixed charges (as defined), capital expenditures and certain payments and asset transactions, all of which relate to non-recurring activities and for which the Company has received a waiver of compliance.

     The weighted average interest rate of the Company's outstanding notes payable (including foreign borrowings) was 9.4%, 12.9% and 8.3% as of September 30, 1995, 1994 and 1993, respectively.

(4)  LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                           September 30,
                                          1995      1994
                                        --------  --------
     Senior subordinated debt           $ 10,350  $ 13,675
     Bank term loan                        8,667     9,667
     Other                                   111       231
                                        --------  --------
                                          19,128    23,573
     Less-current maturities               4,587     4,432
                                        --------  --------
                                        $ 14,541  $ 19,141
                                        ========  ========

     In accordance with the 10.59% Senior Subordinated Notes Agreement, the Company is obligated to pay interest semiannually and $3,325,000 of principal annually through August 1998, with the final balance due August 1999. The loan and security agreement with the Company's primary lender (see Note 3) provided for the August 1994 and 1995 principal payments and a credit line reserve for the future 1996 payment. The note agreement (as amended) contains provisions which limit the payment of dividends and require the maintenance of certain financial ratios. Under the agreement, there are no dividends available for payment as of September 30, 1995. Among other provisions, the Company must also maintain a ratio of cash flow available for interest charges, as defined, of 1.75 to 1. As of September 30, 1995, the Company is in compliance with all such provisions.

     The loan and security agreement with the Company's primary lender (see
     Note 3) also includes a term loan in the original amount of $10 million. Interest on the term loan is payable monthly at either the bank's prime rate (8.75% at September 30, 1995) plus 0.5% or the prevailing LIBOR rate (approximately 6% at September 30, 1995) plus 2.5%. In 1995, the Company executed an interest rate "swap" agreement which effectively fixes the term loan rate at 8.75% through its maturity. The term loan is payable in varying monthly installments through May 2001.

     Aggregate maturities of long-term debt are as follows (in thousands):

                    1996           $ 4,587
                    1997             4,841
                    1998             4,881
                    1999             2,042
                    2000             1,667
                    Thereafter       1,110
                                   -------
                                   $19,128
                                   =======

(5)  INCOME TAXES:

The Company adopted FASB Statement No. 109 effective fiscal 1993. The financial effect of this statement has been reported in the 1993 consolidated statement of operations as the cumulative effect of a change in accounting principle. The effect was a net increase in income of $235,046 or $.07 per share, and a corresponding decrease in net deferred tax liability as of October 1, 1992.

The components of net deferred tax liability recognized in the accompanying consolidated balance sheet as of September 30, 1995, are as follows (in thousands):

                                                    1995        1994
                                                  -------     -------
     U.S. current deferred tax assets
       (included in other current assets)         $ 1,267     $   667
     Foreign current deferred tax liability
       (included in accrued liabilities)           (1,071)       (928)
     U.S. and foreign, noncurrent deferred
      tax liability                                (1,155)     (1,145)
                                                  -------     -------
          Net deferred tax liability              $  (959)    $(1,406)
                                                  =======     =======
     Deferred tax assets:
      Vacation pay                                $   168         146
      Accrued pension                                 147         147
      Accrued legal                                   381
      Accrued environmental costs                     151         143
      Accounts receivable                             216         123
      Foreign net operating loss carryforward         492         482
      Valuation allowance                            (492)       (482)
                                                  -------     -------
       Total deferred tax assets                    1,063         559
                                                  -------     -------
     Deferred tax liabilities:
      Inventories                                    (786)       (717)
      Depreciation                                   (464)       (444)
      Property, plant and equipment                  (525)       (553)
      Foreign dividend income                        (200)       (200)
      Other                                           (47)        (51)
                                                  -------     -------
       Total deferred tax liability                (2,022)     (1,965)
                                                  -------     -------
          Net deferred tax liability              $  (959)    $(1,406)
                                                  =======     =======

It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. Certain undistributed earnings of foreign subsidiaries that are essentially permanent in duration and not expected to reverse in the foreseeable future approximate $7,600,000 as of September 30, 1995. The determination of the unrecognized deferred tax liability for such temporary differences is not practicable.

The provision for income taxes (benefit) from continuing operations is comprised of the following (in thousands):

                               1995           1994             1993
                              ------         ------           ------
          Current:
               U.S. Federal   $  795         $   76           $   -
               State              44             70               70
               Foreign           215          1,391               27
                              ------         ------           ------
                              $1,054         $1,537           $   97
                              ------         ------           ------
          Deferred:
               U.S. Federal     (612)            88              (29)
               Foreign           696           (107)             457
                              ------         ------           ------
                                  84            (19)             428
                              ------         ------           ------
                              $1,138         $1,518           $  525
                              ======         ======           ======

Foreign deferred tax provision in 1995 and benefit in 1994 is comprised principally of temporary differences related to Mexico asset purchases. Foreign deferred tax provision in 1993 reflects the utilization of Mexico net operating loss carryforwards amounting to $245,000. U.S. deferred benefit in 1995 results primarily from expenses accrued but not deductible for taxes.

The Company has net operating loss carryforwards for its United Kingdom subsidiary of approximately $1,950,000 without an expiration date.

The differences between the provision for income taxes computed at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements are as follows (in thousands):

                                           1995     1994    1993
                                          ------   ------  ------
    Amount computed using
      the statutory rate                  $1,342   $1,682  $  340

    Foreign income                          (329)    (203)     (5)

    State taxes, net of
     federal benefit                          29       46      46

    Permanent differences                    104      154     127

    Difference between tax and book
      basis of subsidiary stock               -       386      -

    Utilization of NOL valuation
      allowance                               -      (400)     -

    NOL from utilization of
      foreign tax credits                     -      (113)     -

    Others                                    (8)     (34)     17
                                          ------   ------  ------
    Provision for income taxes            $1,138   $1,518  $  525
                                          ======   ======  ======

     Permanent differences result primarily from intercompany net income that is eliminated from the consolidated statements of operations but are taxed in various jurisdictions.

(6)  EMPLOYEE BENEFIT PLANS:

     The Company maintains several defined benefit pension plans covering substantially all union employees. The benefits are based upon fixed dollar amounts per years of service. The assets of the various plans (principally corporate stocks and bonds, insurance contracts and cash equivalents) are managed by independent trustees. The policy of the Company and its subsidiaries is to fund the minimum annual contributions required by applicable regulations.

     The following table sets forth the plans' funded status (accumulated benefits exceed assets in all plans) at September 30, 1995 and 1994 (in thousands):

                                                September 30,
                                               1995      1994
                                             -------   -------
     Actuarial present value of:

     Accumulated benefit obligation          $(3,366)  $(3,228)
                                             =======   =======
     Projected benefit obligation            $(3,366)  $(3,228)

     Plan assets at market value               2,030     1,776
                                             -------   -------
     Projected benefit obligation in excess
       of plan assets                         (1,336)   (1,452)

     Unrecognized net gain from past
       experience different from assumptions     441       457

     Unrecognized net obligation being
       recognized over periods from
       10 to 16 years                            800       886
                                             -------   -------
     Pension liability                       $   (95)  $  (109)
                                             =======   =======

     Net periodic pension costs include the following components (in thousands):

                                                     1995  1994   1993
                                                     ----- -----  -----
     Service costs - benefits earned during period   $ 100 $  99  $  80
     Interest cost on projected benefit obligation     184   179    177
     Actual (return) loss on plan assets              (150)   28   (147)
     Net amortization and deferral                     155   (44)   106
                                                     ----- -----  -----
     Net periodic pension cost                       $ 289 $ 262  $ 216
                                                     ===== =====  =====

     In determining the projected benefit obligation, the assumed discount rates ranged from 6.0% to 7.5% for 1995, 4.5% to 7.5% for 1994, and 5% to 6% for 1993. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5% to 8.5% for 1995, 7.5% to 9% for 1994, and 6% to 9% for 1993. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

     The Company also maintains a defined-contribution plan (401K) for all non-union domestic employees who meet minimum service requirements. Company contributions under the plan consist of a basic 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4%, as specified in the plan. Charges to operations for this plan for the years ended September 30, 1995, 1994 and 1993 were $552,000, $479,000, and $456,000, respectively.

     In fiscal 1994, the Company adopted FASB Statement No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions". This statement generally requires the accrual of health care benefits and other postretirement benefits over the course of the employees' active service. For substantially all current employees, there are no postretirement benefits provided, except for pension plans. The current expenses and the effect of adopting the new statement are not material.

(7)  SHAREHOLDERS' EQUITY:

     The Company provides an employee stock purchase plan under which 100,000 shares of its common stock can be issued. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10% of their compensation at the lower of 85% of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 1995, 1994 and 1993, 10,123, 9,305, and 10,176 shares, respectively, were issued under this plan. At September 30, 1995, there are 31,403 shares available for future purchases under the plan.

     In addition, the Company has granted options to key employees, under the 1979 and 1988 Dixon Ticonderoga Company Executive Stock Plans to purchase shares of its common stock at the market price on the date of grant. Options under the 1979 Plan (as amended) become exercisable one year after date of grant and are exercisable during a period not to exceed ten years from date of grant. Under the 1988 Plan (as amended) options vest 25% after one year; 25% after two years; and 50% after three years, and remain exercisable for a period of three years from the date of vesting. All options expire three months after termination of employment. At September 30, 1995, there were 271,234 options exercisable and 247,348 shares available for future grants under the Plans. The following table summarizes the combined stock options activity for 1995, 1994 and 1993:

                          1995               1994                 1993
                    ----------------    ----------------    ----------------
                    Number of Option    Number of Option    Number of Option
                     Shares   Price      Shares   Price      Shares   Price
                     ------   -----      ------   -----      ------   -----
Options outstanding  34,726  $4.20       54,913  $4.20      54,913   $4.20
 beginning of year   39,300   4.62       39,300   4.62      39,300    4.62
                     53,902   4.75       81,752   4.75      81,752    4.75
                     21,400   5.22       21,400   5.22      21,400    5.22

                      2,000   5.13        2,000   5.13       2,000    5.13
                      7,000   8.53        7,000   8.53
                     36,000   7.75       39,000   7.75
                      2,000   6.13

Options exercised   (16,969)  4.75      (20,187)  4.20         -       -
                     (6,000)  5.22      (27,850)  4.75
                       (500)  5.13
                       (125)  7.75

Options granted       2,000   8.13        2,000   6.13       7,000   8.53
                     80,000   8.63                          39,000   7.75
                     20,000   9.49

Options expired      (2,000)  8.13       (3,000)  7.75         -      -
 or canceled           (500)  7.75
                     (1,000)  8.63
                    -------             -------             -------
                    271,234             196,328             245,365
                    =======             =======             =======

     In March 1995, the Company declared a dividend distribution of one Preferred Stock Purchase Right on each share of Company common stock. Each Right will entitle the holder to buy one-thousandth of a share of a new series of preferred stock at a price of $30.00 per share. The Rights will be exercisable only if a person or group (other than the Company's chairman, Gino N. Pala, and his family members) acquires 20% or more of the outstanding shares of common stock of the Company or announces a tender offer following which it would hold 30% or more of such outstanding common stock. The Rights entitle the holders other than the acquiring person to purchase Company common stock having a market value of two times the exercise prices of the Right. If, following the acquisition by a person or group of 20% or more of the Company's outstanding shares of common stock, the Company were acquired in a merger or other business combination, each Right would be exercisable for that number of the acquiring company's shares of common stock having a market value of two times of exercise prices of the Right.

     The Company may redeem the Rights at one cent per Right at any time until ten days following the occurrence of an event that causes the Rights to become exercisable for common stock. The Rights expire in ten years.

(8)  GAIN ON SALE OF SUBSIDIARY STOCK AND OTHER ASSETS:

     In September 1994, the Company completed an initial public offering of the stock of its wholly-owned subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. ("Dixon Mexico"). The underwriter for the offering was Casa de Bolsa Prime, S.A. de C.V. The offering represented 49.9% of the shares of Dixon Mexico and was placed in the new Mexican Intermediate Market. A total of 16,627,760 shares were sold at a per-share price of N$1.35 (new pesos) in a mixed offering. Of this amount, 4,163,605 shares (or approximately 25%) were sold in a primary offering with the net proceeds going to Dixon Mexico for working capital and/or the reduction of cyclical bank borrowings. The balance (12,464,155 shares or approximately 75%) represented a secondary offering of shares owned by the Company with the net proceeds going to reduce U.S. debt.

     The net proceeds (after underwriting commissions and related expenses) were approximately N$5 million from the primary offering and N$16 million from the secondary offering (or U.S. $1.4 million and U.S. $4.7 million, respectively). Proceeds from the offering (after taxes of approximately U.S. $1.0 million) reduced the Company's consolidated debt (net of cash balances) by approximately U.S. $5 million. The net after-tax gain from the transaction was approximately U.S. $1.6 million. (The gain on sale of company-owned shares was approximately U.S. $970,000 and on the sale of new shares in the subsidiary was U.S. $630,000).

     The Underwriting Agreement between the Company, Dixon Mexico and Casa de Bolsa Prime, S.A. de C.V., provided for a firm offering of shares as described above at the per-share price of N$1.35, less underwriting commissions of 5%, plus other customary expenses. Prior to the offering, there were no relationships between Casa de Bolsa Prime, S.A. de C.V. and either the Company or Dixon Mexico.

     After the successful completion of the offering, the Company maintained 50.1% controlling ownership of Dixon Mexico and five of nine seats on its board of directors. The remaining four seats on the Dixon Mexico board of directors will be held by designees of Casa de Bolsa Prime, S.A. de C.V. or other investors having a minimum of 10% ownership in Dixon Mexico.

     To protect the continuing business relationships between the Company and Dixon Mexico and ensure the continuity of management planning, development and administration of the operation, the Company executed a trademark license agreement and various other business agreements with Dixon Mexico.

     The trademark license agreement is for a minimum term of ten years. All other agreements are for a minimum term of five years. In return for the rights, services and assistance provided by the Company under these agreements, Dixon Mexico will pay to the Company a total fee of 1.5% of its total monthly sales.

     Also in fiscal 1994, the Company sold idle property in Westampton, New Jersey, generating net proceeds of $460,000 (which approximated its net book value), as well as certain idle equipment. In addition, the Company expensed approximately $300,000 to provide for contingencies related to a previous sale of property.

     In fiscal 1993, the Company sold idle property in Ticonderoga, New York, generating net proceeds of approximately $397,000. This sale resulted in an aggregate gain of approximately $371,000.

(9)  EARNINGS PER COMMON SHARE:

     Earnings per common share have been computed based upon the total weighted average number of common shares outstanding (3,180,626, 3,114,538, and 3,096,324 in 1995, 1994 and 1993, respectively).

(10) DISCONTINUED OPERATIONS:

     Pursuant to a formal plan and agreement dated September 29, 1995, the Company transferred the remaining property and its developmental rights dedicated to the Bryn Mawr Ocean Towers Condominium project to its Association. Discontinued operations in 1995 reflect a loss on disposal of $420,000 (net of a tax benefit of $250,000).

     The Real Estate segment is being accounted for as a discontinued operation as of September 30, 1995, and, accordingly, its operating results are reported in this manner in all years presented in the accompanying Consolidated Financial Statements and related data. Revenues of the Real Estate segment were $135,000 in 1994. There were no revenues in 1995 or 1993. Net real estate operating losses were $279,000, $126,000 and $146,000 in 1995, 1994 and 1993, respectively.
     Related income tax benefits were $104,000 and $10,000 in 1995 and 1994, respectively.

(11) LINE OF BUSINESS REPORTING:

     The Company has three principal lines of business -- Consumer Products, Industrial Graphite and Lubricants and Refractory Products. The following information sets forth certain data pertaining to each line of business as of September 30, 1995, 1994 and 1993, and for the years then ended (in thousands).

                                   Industrial
                                    Graphite
                        Consumer      and       Refractory     Total
                        Products   Lubricants    Products     Company
                        --------   ----------   -----------   -------
         Net
         revenues:

          1995          $70,451      $12,375      $12,739     $95,565
          1994          $68,025      $12,163      $11,745     $91,933
          1993          $59,872      $12,514      $ 9,752     $82,138

         Operating
         profits:

          1995          $ 6,597      $ 2,698      $ 1,076     $10,371
          1994          $ 5,453      $ 2,738      $   704     $ 8,895
          1993          $ 3,321      $ 2,654      $   202     $ 6,177

     Certain corporate expenses have been allocated based upon respective segment sales. Interest expense was $3,653, $4,330 and $4,136; litigation settlements and related costs were $1,530 in 1995; general corporate expenses were $1,241, $1,931 and $1,411 in 1995, 1994 and 1993 respectively; gains on sales of assets were $2,313 in 1994 and $371 in 1993, resulting in income from continuing operations before income taxes of $3,947, $4,947, and $1,001 in 1995, 1994 and 1993, respectively.


                                   Industrial
                                     Graphite
                        Consumer       and       Refractory    Total
                        Products   Lubricants     Products    Company
                        --------   ----------   -----------   -------

         Identifiable
          assets:

          1995          $51,373      $ 9,376      $ 4,425     $65,174
          1994          $51,090      $ 8,979      $ 4,576     $64,645
          1993          $45,944      $ 8,931      $ 4,699     $59,574


     Corporate assets were $4,984, $3,423, and $3,468, at September 30, 1995, 1994 and 1993, respectively. Assets of discontinued operations were $783 and $904 at September 30, 1994 and 1993, respectively.

                                   Industrial
                                     Graphite

                        Consumer      and       Refractory     Total
                        Products   Lubricants    Products     Company
                        --------   ----------   -----------   -------

         Depreciation and
          amortization:

          1995          $ 1,347      $   207      $   249     $ 1,803
          1994          $ 1,578      $   204      $   233     $ 2,015
          1993          $ 1,845      $   180      $   278     $ 2,303

         Expenditures for
          plant and equipment:

          1995          $ 1,029      $   203      $   258     $ 1,490
          1994          $   898      $   382      $   322     $ 1,602
          1993          $ 1,904      $   298      $   150     $ 2,352


     Corporate depreciation and amortization were $577, $487, and $401 for the years ended September 30, 1995, 1994 and 1993, respectively. Corporate expenditures for equipment were $1,601, $89, and $389 in 1995, 1994 and 1993, respectively.


     Foreign operations:

                                             Operating    Identifiable
                                Revenues      Profits        Assets
                                --------     ---------    ------------

          1995:
            Canada              $ 7,623      $   576      $ 6,839
            Mexico                7,588        2,997        8,085
            United Kingdom          839          (40)         648

          1994:
            Canada              $ 7,087      $   180      $ 4,433
            Mexico               10,551        2,431       10,475
            United Kingdom          617          (62)         483

          1993:
            Canada              $ 7,255      $  (128)     $ 4,441
            Mexico                8,800        2,233        7,789
            United Kingdom          393          (91)         397

(12) COMMITMENTS AND CONTINGENCIES:


     Under an agreement with Warner Bros. Consumer Products, the Company manufactures and markets in the U.S. and Canada a complete line of products featuring the famous Looney Tunes characters. Under the terms of the agreement, the Company is obligated to pay a total of $536,000 through 1996 for the right to market and sell all types of pencils, pens, crayons, chalks, markers, paints, art kits and related items. Through fiscal 1995, the Company has prepaid $364,000 (of which approximately $306,000 was earned by Warner Bros.).

     In 1995, the Company entered into employment agreements with two executives which provide for the continuation of salary (currently aggregating $27,500 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter.

     In 1995, the Company incurred approximately $1.5 million towards the completion of a new corporate headquarters facility. The total estimated cost of the project, scheduled for completion in fiscal 1996, is $3.4 million.

     The Company in the normal conduct of its business, is a party in certain litigation. In addition, ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. In 1995, the Company provided approximately $1.5 million for settlement and related legal costs associated with three separate lawsuits, including the aforementioned ECRA claim. The net after-tax provision relating to these lawsuits is $960,000 (or 30 cents per share). The Company has evaluated the merits of these cases and other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

     The Company is aware of several environmental matters related to certain facilities. The Company assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

     In conjunction with the sale of a discontinued business in a previous year, the Company guaranteed a loan to the buyer. The loan balance is approximately $340,000 as of September 30, 1995. In the opinion of management, the guarantee will not ultimately have any material effect on the Company's future results of operations or financial position.

(13) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (In Thousands, Except Per Share Data):

     1995:                          First    Second     Third     Fourth
     ----                           -----    ------     -----     ------

     Revenues                      $21,393   $19,371   $28,446   $26,355
     Operating income                1,373     1,623     3,181     2,953
     Income before taxes               618       784     2,185       360*
     Minority interest                 (58)     (332)     (154)     (607)
     Discontinued operations           (20)      (30)     (100)     (445)
     Net income                        302       140     1,185      (564)*
     Earnings per share                .10       .04       .37      (.18)*


     1994:                          First    Second     Third     Fourth
     ----                           -----    ------     -----     ------

     Revenues                      $18,431   $19,472   $27,916   $26,113
     Operating income                  991     1,078     2,561     2,334
     Income before taxes                72       163     1,416     3,296**
     Minority interest                  --        --        --       (11)
     Discontinued operations           (36)      (27)      (27)      (26)
     Net income                         27        29     1,001     2,244**
     Earnings per share                .01       .01       .31       .71**


* Reflects provision for litigation settlements and related costs as described in Note 12.

** Reflects the gain on sale of subsidiary stock and other assets as described in Note 8.

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
        FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                    Deductions
                          Balance at   Additions       From      Balance
                          Beginning     Charged      Reserves    at Close
     Description          of Period    to Income       (1)       of Period
     -----------          ----------   ---------    ----------   ---------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:


  Year ended
   September 30, 1995     $ 564,905    $ 421,850    $ 190,040    $ 796,715
                          =========    =========    =========    =========

  Year ended
   September 30, 1994     $ 610,427    $ 198,647    $ 244,169    $ 564,905
                          =========    =========    =========    =========

  Year Ended
   September 30, 1993     $ 581,447    $ 220,125    $ 191,145    $ 610,427
                          =========    =========    =========    =========



(1) Write-off of accounts considered to be uncollectible (net of recoveries).

                    CONSENT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors of
Dixon Ticonderoga Company


     We consent to the incorporation by reference into the previously filed registration statements of Dixon Ticonderoga Company on Form S-8 (File Nos. 33-20054 and 33-23380) of our report, dated November 30, 1995, on our audit of the consolidated financial statements and financial statement schedule of Dixon Ticonderoga Company as of September 30, 1995, 1994 and 1993, and for the years then ended, which report is included in this Annual Report on Form 10-K.





                                             COOPERS & LYBRAND L.L.P.



Orlando, Florida
December 15, 1995

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES

     None.
                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
     Information required under this Item with respect to Directors will be contained in the Company's 1995 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.
     The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. All Executive Officers are subject to re-election or re-appointment by the Board of Directors at the first Directors' Meeting succeeding the next Annual Meeting of shareholders.

     Name                 Age                   Title
     ----                 ---                   -----

Gino N. Pala               67          Chairman of the Board since February
 (Father-in-law of                     1989; President and Chief Executive
  Richard F. Joyce)                    Officer since July 1985; prior
                                       thereto President and Co-chief
                                       Executive Officer since 1978.

John F. Millar             59          Executive Vice President/Industrial
                                       Division since November 1985; prior
                                       thereto Treasurer since September
                                       1983; prior thereto Treasurer of the
                                       Joseph Dixon Crucible Company since
                                       July 1977.

Richard A. Asta            39          Executive Vice President of Finance
                                       and Chief Financial Officer since
                                       February 1991; prior thereto Senior
                                       Vice President - Finance and Chief
                                       Financial Officer since March 1990.

Richard F. Joyce           40          Vice Chairman of the Board since
 (Son-in-law of                        January 1990; Executive Vice
  Gino N. Pala)                        President and Chief Legal Executive
                                       since February 1991; prior thereto
                                       Corporate Counsel since July 1990.

     Name                 Age                 Title
     ----                 ---                 -----

Leonard D. Dahlberg, Jr.   44          Executive Vice President of
                                       Manufacturing/Consumer Products
                                       Division since August 1995; prior
                                       thereto Senior Vice President of
                                       Manufacturing since February 1993;
                                       prior thereto Vice President of
                                       Manufacturing since March 1990; prior
                                       thereto Vice President and director
                                       of corporate purchasing since
                                       September 1985.

Kenneth A. Baer            49          Treasurer since November 1985; prior
                                       thereto Assistant Secretary and
                                       Treasurer since September 1983.

Laura Van Camp             44          Secretary since January 1986; prior
                                       thereto secretary to President and
                                       Chief Executive Officer since
                                       February 1982.

John Adornetto             54          Vice President and Corporate
                                       Controller since January 1991; prior
                                       thereto Corporate Controller since
                                       September 1978.

Arthur Frederickson        59          Executive Vice President of Sales and
                                       Marketing/Consumer Products Division
                                       since August 1995; prior thereto
                                       Senior Vice President of Sales and
                                       Marketing since October 1992; prior
                                       thereto Senior Vice President of
                                       Sales since May 1991; prior thereto
                                       Director of Sales/Western Region
                                       since January 1990; prior thereto
                                       Western Regional Manager since April
                                       1989.

Richard H. D'Antonio       47          Vice President of Information
                                       Services since October 1993; prior
                                       thereto Principal of RHD Management
                                       Consulting since May 1990.

ITEM 11.  EXECUTIVE COMPENSATION
       Information required under this Item will be contained in the Company's 1995 Proxy Statement which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

       Information required under this Item will be contained in the Company's 1995 Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       Information required under this Item will be contained in the Company's 1995 Proxy Statement which is incorporated herein by reference.

                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      1.  Financial statements

      See index under Item 8. Financial Statements and Supplementary Data.

      2.  Exhibits

      The following exhibit is required to be filed as part of this annual report, on Form 10-K:

      (21)  Subsidiaries of the Company.

(b)   Reports on Form 8-K:

      None.

                                SIGNATURES
                                ----------

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIXON TICONDEROGA COMPANY

                                       /s/  Gino N. Pala
                                       ---------------------------
                                       Gino N. Pala, President and
                                       Chief Executive Officer

      Pursuant to the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities indicated.

/s/  Gino N. Pala                 Chairman of Board, President, Chief
--------------------------------  Executive Officer and Director
     Gino N. Pala

/s/  Richard F. Joyce             Vice Chairman, Executive Vice President/
________________________________  Corporate Counsel and Director
     Richard F. Joyce

/s/  Richard A. Asta              Executive Vice President of Finance,
--------------------------------  Chief Financial Officer and Director
     Richard A. Asta

                                  Director
--------------------------------
     Fred H. Hawkins

                                  Director
--------------------------------
     Bobby Brantley

/s/  John E. Ramondo              Director
--------------------------------
     John E. Ramondo

/s/  Joseph R. Sadowski           Director
--------------------------------
     Joseph R. Sadowski

/s/  Philip M. Shasteen           Director
--------------------------------
     Philip M. Shasteen

/s/  Samuel B. Casey, Jr.         Director
--------------------------------
     Samuel B. Casey, Jr.

/s/  Ben Berzin, Jr.              Director
--------------------------------
     Ben Berzin, Jr.

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                               EXHIBIT (21)

                                    TO

                      1995 ANNUAL REPORT ON FORM 10-K

                        SUBSIDIARIES OF THE COMPANY

      All of the Company's subsidiaries as of September 30, 1995, are listed below. All subsidiaries are included in the consolidated financial statements of the Company.


                                  State Or             Percentage of
                                  Jurisdiction         Voting
                                  Of Organization      Securities Owned
                                  ---------------      ----------------

Bryn Mawr Ocean Resorts, Inc.  (a)    Florida                100%

Dixon Ticonderoga, Inc.               Ontario, Canada        100%

  Dixon Ticonderoga Company
    de Mexico, S.A. de C.V.
    (subsidiary of Dixon
     Ticonderoga, Inc.)               Mexico                 50.1%

Ticonderoga Graphite Inc. (a)         New York               100%

Dixon Europe, Limited                 United Kingdom         100%


(a) Inactive