Form 10-Q
period 1995-12-31
DIXON TICONDEROGA CO
filed 1996-02-14
CIK 14995

                      SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                            Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED DECEMBER 31, 1995     COMMISSION FILE NO. O-2655

                                        OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                          DIXON TICONDEROGA COMPANY
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0973760
---------------------------------         ---------------------------------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                    Identification No.

         195 International Parkway, Heathrow, FL 32746
---------------------------------------------------------------------------
          (Address of principal executive offices)           Zip Code

                                                       (407) 829-9000
Registrant's telephone number, including area code: ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                     Outstanding as of December 31, 1995
----------------------------       ----------------------------------------
 Common Stock $1 par value                        3,198,320

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                       Page
                                                                       ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           December 31, 1995 and September 30, 1995                     3-4

           Consolidated Statements of Operations --
           For The Three Months Ended December 31, 1995 and 1994          5

           Consolidated Statements of Cash Flows --
           For The Three Months Ended December 31, 1995 and 1994        6-7

           Notes to Consolidated Financial Statements                   8-9


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              10-12



PART II.   OTHER INFORMATION - Not applicable

Signatures                                                               13

                       PART I - FINANCIAL INFORMATION

1 Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
-------                  CONSOLIDATED BALANCE SHEETS

                                            December 31,     September 30,
                                               1995              1995
                                            ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $ 1,809,684      $ 1,513,622
   Receivables, less allowance for
    doubtful accounts of $438,072
    at December 31 1995 and $796,715
    at September 30, 1995                    16,067,028       18,202,541
   Inventories                               32,833,380       32,638,385
   Assets held for sale                         431,400          436,306
   Other current assets                       2,636,900        2,254,101
                                            -----------      -----------
     Total current assets                    53,778,392       55,044,955
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        14,421,377       12,908,945
   Machinery and equipment                   16,166,245       16,986,408
   Furniture and fixtures                       832,008          902,043
                                            -----------      -----------
                                             31,419,630       30,797,396
   Less accumulated depreciation            (17,362,132)     (17,229,617)
                                            -----------      -----------
                                             14,057,498       13,567,779
OTHER ASSETS                                  1,564,560        1,545,110
                                            -----------      -----------
                                            $69,400,450      $70,157,844
                                            ===========      ===========

                                            December 31,     September 30,
                                                1995             1995
                                            ------------     -------------
CURRENT LIABILITIES:
   Notes payable                            $20,017,808      $17,877,665
   Current maturities of long-term debt       4,587,016        4,587,016
   Accounts payable                           4,567,780        5,280,884
   Accrued liabilities                        7,456,450        8,388,309
                                            -----------      -----------
     Total current liabilities               36,629,054       36,133,874
                                            -----------      -----------
LONG-TERM DEBT                               14,267,306       14,540,884
                                            -----------      -----------
OTHER NONCURRENT LIABILITIES                      7,658           21,815
                                            -----------      -----------
DEFERRED INCOME TAXES                         1,051,241        1,155,473
                                            -----------      -----------
MINORITY INTEREST                             2,657,878        3,073,375
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                  ---              ---
   Common stock, par $1, authorized
    8,000,000 shares; issued 3,453,466
    shares as of December 31, 1995 and
    3,448,466 as of September 30, 1995        3,453,466       3,448,466
   Capital in excess of par value             2,187,429       2,166,329
   Retained earnings                         12,791,387      12,640,762
   Cumulative translation adjustment         (2,709,189)     (2,087,354)
                                            -----------     -----------
                                             15,723,093      16,168,203
   Less - treasury stock, at cost
    (255,147 shares)                           (935,780)       (935,780)
                                            -----------     -----------
                                             14,787,313      15,232,423
                                            -----------     -----------
                                            $69,400,450     $70,157,844
                                            ===========     ===========

The accompanying notes to consolidated financial statements
                are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                     THREE MONTHS ENDED
                                        DECEMBER 31,
                                     1995         1994
                                   --------     --------
REVENUES                          $20,945,721  $21,392,751
                                  -----------  -----------
COST AND EXPENSES:

  Cost of goods sold               14,289,772   14,443,760
  Selling and administrative
   expenses                         5,676,154    5,575,746
                                  -----------  -----------
                                   19,965,926   20,019,506
                                  -----------  -----------
OPERATING INCOME                      979,795    1,373,245

INTEREST EXPENSE                      614,415      756,080
                                  -----------  -----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME
 TAXES AND MINORITY INTEREST          365,380      617,165

INCOME TAXES                          100,647      237,927
                                  -----------  -----------
                                      264,733      379,238

MINORITY INTEREST                     114,110       57,782
                                  -----------  -----------
INCOME FROM CONTINUING
 OPERATIONS                           150,623      321,456

DISCONTINUED OPERATIONS                 ---        (19,501)
                                  -----------  -----------
NET INCOME                        $   150,623  $   301,955
                                  ===========  ===========
EARNINGS PER COMMON SHARE:
 Continuing operations            $       .05  $       .10
 Discontinued operations                ---            .00
                                  -----------  -----------
 Net income                       $       .05  $       .10
                                  ===========  ===========
WEIGHTED AVERAGE
 SHARES OUTSTANDING                 3,194,153    3,164,820
                                  ===========  ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                    1995           1994
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations          $   150,623    $   321,456

Net loss from discontinued operations                ---          (19,501)

Adjustment to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                     599,675       655,380
  Deferred taxes                                     85,131      (157,335)
  Income attributable to currency translation       (46,089)        ---
  Income attributable to minority interest          114,110        57,782
  Changes in assets and liabilities:
   Receivables, net                               1,720,566     3,310,229
   Inventories                                     (823,300)   (1,064,076)
   Other current assets                            (398,139)     (175,247)
   Accounts payable and accrued liabilities      (1,567,732)   (1,261,100)
   Condominiums                                      ---          (10,877)
   Other assets                                     (91,051)     (204,193)
                                                -----------   -----------

Net cash provided by (used in) operations          (256,206)    1,452,518
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of plant and equipment, net           (1,157,217)     (193,872)
                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from (principal reductions
  of) notes payable                               2,181,101      (501,946)

 Principal reductions of long-term debt            (283,637)     (268,835)
 Exercise of stock options                           26,104        47,938
 Other non-current liabilities                       (1,809)      (24,218)
                                                -----------   -----------
Net cash provided by (used in)
 financing activities                             1,921,759      (747,061)
                                                -----------   -----------

Effect of exchange rate changes on cash           (212,274)      (391,528)
                                                -----------   -----------

Net increase in cash and
 cash equivalents                                  296,062        120,057

Cash and cash equivalents,
 beginning of period                             1,513,622      1,822,764
                                                -----------   -----------
Cash and cash equivalents,
 end of period                                  $1,809,684    $ 1,942,821
                                                ===========   ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)         $  429,281    $   430,464
   Income taxes                                    101,978        955,667

        The accompanying notes to consolidated financial statements are an integral part of these statements.

               DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-
K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of the Dixon Ticonderoga Company and subsidiaries as of December 31, 1995 and the results of their operations and cash flows for the three months ended December 31, 1995 and 1994, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.


2.   INVENTORIES:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 1995 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.


     Inventories consist of (in thousands):

                              December 31,   September 30,
                                  1995           1995
                              ------------   -------------

     Raw materials              $14,631        $12,450
     Work in process              4,958          4,462
     Finished goods              13,244         15,726
                                -------        -------
                                $32,833        $32,638
                                =======        =======

3.   EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

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

In 1995, the FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation." The statement (effective for the Company in fiscal 1997) would provide certain specific disclosures regarding the value of stock option grants made in fiscal 1996 and thereafter. The Company does not expect to adopt the compensation recognition provision of the Statement, and, accordingly, it is not expected to materially affect the future results of operations or financial position of the Company. The specific disclosures required by the statement have not been calculated at this time.

4.   ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the condensed consolidated financial statements is primarily due to foreign income taxes and other permanent items.

5.   CONTINGENCIES:

The Company, in the normal conduct of its business, is a party in certain litigation. In addition, ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. In 1995, the Company provided approximately $1.5 million for settlement and related legal costs associated with three separate lawsuits, including the aforementioned ECRA claim. The Company has evaluated the merits of these cases and other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

The Registrant is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

In connection with the sale of a discontinued business in a previous year, the Company guaranteed a loan to the buyer. The loan balance is approximately $340,000 as of December 31, 1995. In the opinion of management, the guarantee will not ultimately have any material effect on the Company's future results of operations or financial position.

6.   DISCONTINUED OPERATIONS:

In September 1995, the Company disposed of its real estate operations, and accordingly, the prior year operating results of the real estate segment have been restated as discontinued operations. Revenues from discontinued operations were not material.

Item 2.
-------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended December 31, 1995, decreased $447,000 from the same quarter last year. The changes by segment are as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.               $(435,000)    (3)     (2)      (1)
         Consumer Foreign               10,000      -       4       (4)
         Graphite & Lubricants         119,000      4       6       (2)
         Refractory                   (141,000)    (5)     (8)       3

Consumer U.S. revenues decreased due to an expected deferral of certain educational market business to later quarters. Revenue in Mexico decreased $671,000 (or 68%) due to the decline in the local currency's value compared to the U.S. dollar. The major devaluation in the Mexican peso took place in late December 1994, therefore having minimal effect on Mexico revenues in the first fiscal quarter of 1995. This comparative decrease in the value of the Mexican peso was partially offset by peso price increases.

Revenues decreased $5,409,000 from the prior quarter ended September 30, 1995, as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.              $(1,828,000)   (13)   (11)      (2)
         Consumer Foreign            (3,431,000)   (59)   (43)     (16)
         Graphite & Lubricants          174,000      6      7       (1)
         Refractory                    (324,000)   (10)   (12)       2

The decreases in Foreign and U.S. Consumer reflect the seasonality of the demand for their products. The prior quarter historically results in a higher percentage of annual revenues (approximately 29% as compared to 21% this quarter) due to seasonal school and mass market orders.

OPERATING INCOME decreased $393,000 from the same period last year, principally due to the revenue decreases described above.

Operating income decreased $1,973,000 from the prior quarter due primarily to the aforementioned seasonality that historically generates higher revenues and related operating income in the final fiscal quarter.

INTEREST EXPENSE decreased $142,000 from the same period last year, primarily due to lower borrowings in Mexico. Interest expense decreased $449,000 from the prior quarter due to lower cyclical borrowing levels.

INCOME TAXES decreased $137,000 from the same period last year, due to the decrease in before tax income and lower effective foreign tax rates. Income taxes increased $228,000 over the prior quarter which included a lower effective foreign tax rate due to a permanent Meixco tax adjustment.

MINORITY INTEREST represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. in each period presented.

DISCONTINUED OPERATIONS in the prior-year quarter represents the Company's real estate segment that was disposed of in September 1995. The loss of $20,000 is net of a tax benefit of $10,000.

LIQUIDITY AND CAPITAL RESOURCES

The financial condition of the Company has improved significantly over the past two years, principally due to its recent operating success and the completion of major financing initiatives. Cash flows from operating activities in the first quarter of fiscal 1996 were approximately $1.7 million lower than the prior year due to strong accounts receivable practices that accelerated collection into the prior quarter ended September 1995. Inventory levels only increased slightly during the period.

Investing activities included approximately $1 million in additional costs related to the construction of the Company's new corporate headquarters. Through December 1995, the Company had incurred approximately $2.6 million towards the completion of this facility. The total estimated cost of the project is $3.4 million with construction costs to be financed ultimately through a separate fixed-rate permanent mortgage arrangement. On an interim basis, these costs have been financed through a construction loan, included in notes payable in the accompanying financial statements. The Company also intends to finance certain strategic manufacturing equipment (in the amount of $2.8 million) under a long-term lease arrangement commencing in late 1996. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will include customary projects, and will continue to be funded from operations and existing financing arrangements.

The Company completed major financing activities during the past two years. In 1994, the Company successfully completed primary financing arrangements (in the initial amount of $35 million) with a new bank lender, to refinance certain short-term obligations and provide additional working capital. An additional seasonal $5 million in the working capital line of credit was added in 1995. Also in 1995, the interest rate under these facilities was reduced. The arrangements (as amended) provide up to $15 million in additional financing as compared with the Company's agreement with its previous lender, and permits the Company to meet all current debt obligations. Moreover, the related revolving credit facility provides, under certain circumstances, for the payment of additional subordinated debt obligations (discussed below). The agreement also provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance, except as to the ratio of operating cash flow to fixed charges (as defined) and capital expenditure activities, for which the Company has received a waiver of compliance. At December 31, 1995, the Company had approximately $7 million of unused lines of credit available under this financing arrangement.

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



                                                DIXON TICONDEROGA COMPANY




Dated:  February 14, 1996                    By: /s/ Gino N. Pala
                                                 --------------------------
                                                 Gino N. Pala
                                                 Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director



Dated:  February 14, 1996                    By: /s/ Richard A. Asta
                                                 --------------------------
                                                 Richard A. Asta
                                                 Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer



Dated:  February 14, 1996                    By: /s/ John Adornetto
                                                 --------------------------
                                                 John Adornetto
                                                 Vice President/Corporate
                                                  Controller and Chief
                                                  Accounting Officer