Form 10-Q
period 1996-03-31
DIXON TICONDEROGA CO
filed 1996-05-15
CIK 14995

SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 1996     COMMISSION FILE NO. O-2655

                                        OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                          DIXON TICONDEROGA COMPANY
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0973760
- ---------------------------------         ---------------------------------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                    Identification No.

         195 International Parkway, Heathrow, FL 32746
- ---------------------------------------------------------------------------
          (Address of principal executive offices)           Zip Code

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

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                     Outstanding as of March 31, 1996
- ----------------------------       ----------------------------------------
 Common Stock $1 par value                   3,205,538

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                       Page
                                                                       ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           March 31, 1996 and September 30, 1995                       3-4

           Consolidated Statements of Operations --
           For The Three Months and Six Months Ended
           March 31, 1996 and 1995                                     5-6

           Consolidated Statements of Cash Flows --
           For The Six Months Ended March 31, 1996 and 1995            7-8

           Notes to Consolidated Financial Statements                 9-11


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             12-15



PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                            16

           Signatures                                                  16


                       PART I - FINANCIAL INFORMATION

Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
- -------                  CONSOLIDATED BALANCE SHEETS
                                             March 31,       September 30,
                                               1996              1995
                                            ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $ 1,646,056      $ 1,513,622
   Receivables, less allowance for
    doubtful accounts of $512,951
    at March 31, 1996 and $796,715
    at September 30, 1995                    18,182,021       18,202,541
   Inventories                               34,660,407       32,638,385
   Assets held for sale                         227,515          436,306
   Other current assets                       2,726,153        2,254,101
                                            -----------      -----------
     Total current assets                    57,442,152       55,044,955
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        15,424,467       12,908,945
   Machinery and equipment                   15,573,358       16,986,408
   Furniture and fixtures                       843,131          902,043
                                            -----------      -----------
                                             31,840,956       30,797,396
   Less accumulated depreciation            (16,740,297)     (17,229,617)
                                            -----------      -----------
                                             15,100,659       13,567,779
OTHER ASSETS                                  1,610,280        1,545,110
                                            -----------      -----------
                                            $74,153,091      $70,157,844
                                            ===========      ===========

                                              March 31,      September 30,
                                                1996             1995
                                            ------------     -------------
CURRENT LIABILITIES:
   Notes payable                            $24,039,012      $17,877,665
   Current maturities of long-term debt       4,563,653        4,587,016
   Accounts payable                           6,024,833        5,280,884
   Accrued liabilities                        7,855,253        8,388,309
                                            -----------      -----------
     Total current liabilities               42,482,751       36,133,874
                                            -----------      -----------
LONG-TERM DEBT                               14,025,000       14,540,884
                                            -----------      -----------
DEFERRED INCOME TAXES AND OTHER               1,169,443        1,177,288
                                            -----------      -----------
MINORITY INTEREST                             2,843,518        3,073,375
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                  ---              ---
   Common stock, par $1, authorized
    8,000,000 shares; issued 3,460,685
    shares as of March 31, 1996 and
    3,448,466 as of September 30, 1995        3,460,685       3,448,466
   Capital in excess of par value             2,194,438       2,166,329
   Retained earnings                         11,537,128      12,640,762
   Cumulative translation adjustment         (2,624,092)     (2,087,354)
                                            -----------     -----------
                                             14,568,159      16,168,203
   Less - treasury stock, at cost
    (255,147 shares)                           (935,780)       (935,780)
                                            -----------     -----------
                                             13,632,379      15,232,423
                                            -----------     -----------
                                            $74,153,091     $70,157,844
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995


                         THREE MONTHS ENDED           SIX MONTHS ENDED
                              MARCH 31,                   MARCH 31,
                         1996         1995           1996          1995
                       --------     --------       --------      --------
REVENUES              $20,621,643  $19,371,467    $41,567,364  $40,764,218
                      -----------  -----------    -----------  -----------

COST AND EXPENSES:

  Cost of goods sold   14,174,273   12,558,197     28,464,045   27,001,959

  Selling and
   administrative
   expenses             5,431,809    5,190,580     11,107,963   10,766,324
                      -----------  -----------    -----------  -----------

                       19,606,082   17,748,777     39,572,008   37,768,283
                      -----------  -----------    -----------  -----------

OPERATING INCOME        1,015,561    1,622,690      1,995,356    2,995,935

LITIGATION AND
 RELATED COSTS          2,039,000       --          2,039,000       --

INTEREST EXPENSE          790,444      838,219      1,404,859    1,594,300
                      -----------  -----------    -----------  -----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND
 MINORITY INTEREST     (1,813,883)     784,471     (1,448,503)   1,401,635

INCOME TAXES (BENEFIT)   (686,305)     282,540       (585,658)     520,465
                      -----------  -----------    -----------  -----------
                       (1,127,578)     501,931       (862,845)     881,170


MINORITY INTEREST         126,681      331,577        240,791      389,359
                      -----------  -----------    -----------  -----------

INCOME (LOSS) FROM
 CONTINUING OPERATIONS (1,254,259)     170,354     (1,103,636)     491,811

DISCONTINUED
 OPERATIONS                --         (30,178)       --           (49,679)
                      -----------  -----------    -----------  -----------

NET INCOME (LOSS)     ($1,254,259) $   140,176    ($1,103,636) $   442,132
                      ===========  ===========    ===========  ===========

EARNINGS (LOSS) PER
 COMMON SHARE:
 Continuing operations $    (.39) $       .05    $      (.34)  $       .16
 Discontinued operations   --            (.01)        --              (.02)
                      ----------   ----------     -----------  -----------
 Net income (loss)    $     (.39) $       .04    $      (.34)  $       .14
                      ===========  ===========    ===========  ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING    3,212,704    3,176,000      3,204,333    3,167,762
                      ===========  ===========    ===========  ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995


                                                    1996           1995
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Income (loss) from continuing operations       $(1,103,636)   $   491,811

Loss from discontinued operations                   --            (49,679)

Adjustment to reconcile income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                  1,173,687      1,188,991
  Deferred taxes                                   177,144        310,192
  Income attributable to currency translation      (32,234)      (737,811)
  Income attributable to minority interest         240,791        389,359
  Changes in assets and liabilities:
   Receivables, net                               (375,873)       808,317
   Inventories                                  (2,568,207)    (5,224,884)
   Other current assets                           (536,880)      (381,113)
   Accounts payable and accrued liabilities        278,729     (3,317,749)
   Condominiums                                      --           (10,906)
   Other assets                                      2,302       (166,997)
                                               -----------    -----------

Net cash provided by (used in) operations       (2,744,177)    (6,700,469)
                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property, plant and
  equipment, net                                (2,706,299)      (648,953)
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from notes payable                 6,198,564      6,952,871
 Principal reductions of long-term debt           (553,422)      (502,843)
 Exercise of stock options                          40,328         98,814
 Other non-current liabilities                      (1,809)       (11,283)
                                               -----------    -----------
Net cash provided by (used in)
 financing activities                            5,683,661      6,537,559
                                               -----------    -----------

Effect of exchange rate changes on cash           (100,751)      (495,373)
                                               -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                  132,434     (1,307,236)

Cash and cash equivalents,
 beginning of period                             1,513,622      1,822,764
                                               -----------    -----------
Cash and cash equivalents,
 end of period                                  $1,646,056    $   515,528
                                               ===========    ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)         $1,368,444     $1,560,901
   Income taxes                                    198,567      1,292,542

        The accompanying notes to consolidated financial statements are an integral part of these statements.

               DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of the Dixon Ticonderoga Company and subsidiaries as of March 31, 1996 and the results of their operations and cash flows for the six months ended March 31, 1996 and 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain 1995 balances have been reclassified to conform to current-year presentation.


2.   INVENTORIES:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 1996 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.


     Inventories consist of (in thousands):

                                March 31,    September 30,
                                  1996           1995
                              ------------   -------------

     Raw materials              $13,892        $12,450
     Work in process              5,309          4,462
     Finished goods              15,459         15,726
                                -------        -------
                                $34,660        $32,638
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

5.   CONTINGENCIES:

The Company, in the normal course of business, is party in certain litigation. Ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company continues to evaluate pursuing other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and is in the process of preparing and filing an appeal.
As a result of the judgment, a provision of approximately $2 million ($1.3 million, net of tax) has been recorded in the quarter ended March 31, 1996. This amount is in addition to approximately $1.3 million ($800,000, net of tax) provided in prior periods.

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

The Company is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

In connection with the sale of a discontinued business in a previous year, the Company guaranteed a loan to the buyer. The loan balance is approximately $324,000 as of March 31, 1996. In the opinion of management, the guarantee will not ultimately have any material effect on the Company's future results of operations or financial position.

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

Item 2.
- -------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended March 31, 1996, increased $1,250,000 from the same quarter last year. The changes by segment are as follows:

                                                    % Increase (Decrease)
                                                    ---------------------
                                      Increase    Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.                $571,000       6     6        --
         Consumer Foreign              482,000      17    18        (1)
         Graphite & Lubricants          61,000       2     2        --
         Refractory                    136,000       4     3         1

Revenue in Canada and Mexico decreased $40,000 and $145,000, respectively, due to the decline of their local currencies' value compared to the U.S. dollar. All segments showed increased revenues on higher volume during the quarter.

Revenues increased $803,000 for the six months ended March 31, 1996, over the same period last year. By segment, the changes are as follows:

                                                  % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.                $131,000       1     2        (1)
         Consumer Foreign              496,000      10    17        (7)
         Graphite & Lubricants         180,000       3     4        (1)
         Refractory                     (4,000)     --    --        --

Revenue in Canada and Mexico decreased $59,000 and $646,000 due to the decline of their currencies' value compared to the U.S. dollar. Price increases in Mexico offset this decrease.

Revenues decreased $324,000 from the prior quarter ended December 31, 1995, as follows:

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.              $(1,786,000)   (14)  (15)       1
         Consumer Foreign               877,000     37    28        9
         Graphite & Lubricants          314,000     10    10       --
         Refractory                     271,000      9     9       --

The decrease in U.S. Consumer revenue reflects the historical trend where the first quarter is positively impacted by holiday sales and certain educational market sales. Foreign revenues, however, increased primarily due to Mexico's educational market sales cycle and strengthening domestic demand.

OPERATING INCOME decreased $620,000 from the same quarter last year. Foreign Consumer accounted for a decrease of $742,000 as the prior year quarter was favorably impacted in Mexico by increased shipments to the U.S. and related currency gains.

Operating income for the six months ended March 31, 1996, decreased $1,015,000 from the same period last year. U.S. Consumer decreased $564,000 due principally to manufacturing inefficiencies related to more strict inventory control practices and unfavorable purchased materials costs. Moreover, deferral of certain educational market orders adversely affected product mix and margin during the period. Foreign Consumer decreased $634,000 due to the prior-year impact of increased shipments to the U.S. and related currency gains, as mentioned above. Refractory increased $100,000 on higher volume.

Operating income for the quarter increased $37,000 over the prior quarter.

INTEREST EXPENSE decreased $48,000 and $190,000 in the quarter and six months ending March 31, 1996, from the comparable periods last year, on lower average borrowings. Interest expense increased $175,000 over the first quarter due to higher cyclical borrowings.

LITIGATION AND RELATED COSTS represents a pre-tax charge of $2,039,000 relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. The Company and its legal counsel are disappointed that in its ruling, the Court allocated 100% of the responsibility to the Company. In the Company's view, the prior decision of the New Jersey Supreme Court in this case seems to require a more equitable apportionment of damages between the plaintiffs and the Company. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company continues to evaluate pursuing other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and is in the process of preparing and filing an appeal. Also see Note 5 to Consolidated Financial Statements.

INCOME TAXES (BENEFIT) reflects the respective changes in before tax income.

MINORITY INTEREST represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. in each period presented.

DISCONTINUED OPERATIONS in the prior-year periods represent the Company's real estate segment that was disposed of in September 1995. Loss from discontinued operations was $30,000 and $50,000 (net of tax benefits of $10,000 and $20,000) for the three and six month periods ended March 31, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The financial condition of the Company has improved significantly over the past two years, principally due to its recent operating success and the completion of major financing initiatives. Cash flows from operating activities for the first six months of 1996 improved by approximately $4 million over the prior-year period, due principally to more strict inventory control practices. The Company traditionally builds inventory in this period to service upcoming "back-to-school" shipments and this inventory increase was approximately $2 million less in 1996 than the prior year. In addition, the Company managed its accounts payable more effectively in 1996. These improvements were partially offset by a small increase in accounts receivable after accelerated collection practices in the fourth quarter of fiscal 1995.

Investing activities included approximately $2 million for the final costs related to the construction of the Company's new corporate headquarters. The total cost of the project was approximately $3.4 million with construction costs to be financed through a separate fixed-rate permanent mortgage arrangement. On an interim basis, these costs have been financed through a construction loan (approximately $2.65 million), included in notes payable in the accompanying financial statements. The Company also intends to finance certain strategic manufacturing equipment (in the amount of $2.8 million) under a long-term lease arrangement commencing in late 1996. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will include customary projects, and will continue to be funded from operations and existing financing arrangements.

The Company completed major financing activities during the past two years. In 1994, the Company successfully completed primary financing arrangements (in the initial amount of $35 million) with a new bank lender, to refinance certain short-term obligations and provide additional working capital. An additional seasonal $5 million in the working capital line of credit was added in 1995. Also in 1995, the interest rate under these facilities was reduced and the Company executed interest rate "swap" agreements to effectively fix its interest rate on approximately $13 million of this debt at approximately 8.8%. The related revolving credit facility provides, under certain circumstances, for the payment of additional subordinated debt obligations (discussed below). The Company is in discussions with its primary lender to increase its facilities to meet its short-term needs and to ultimately complete new financing arrangements totaling approximately $48 million with participating institutions. The recent legal decision against the Company as discussed above and in Note 5 to Consolidated Financial Statements, created defaults under the current agreement. Further, due to the charges related to the decision and capital expenditure activities, the Company is presently not in compliance with certain fixed charge coverage and net worth provisions of the current agreement. The Company has received a waiver of compliance for these provisions and a waiver of the defaults. At March 31, 1996, the Company had approximately $4 million of unused lines of credit available under its current financing arrangement.

The Company also has $10.3 million of Senior Subordinated Notes remaining outstanding with several insurance companies. The note agreement, as amended, provides for the payment of approximately $3.3 million annually, through August 1998, with the balance due August 1999. This agreement also provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. The revolving credit agreements described above provided for the August 1994 and 1995 subordinated note payments and a credit line reserve for the 1996 payment. The Company intends to satisfy future subordinated note payments from funds provided by operations and/or an infusion of new equity or debt. The Company is in the process of raising $15 to $20 million of new subordinated debt through a private placement transaction.

The new and existing sources of financing, financing strategies discussed above and cash expected to be generated from future operations will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)  Exhibits - not applicable.

(b)  Reports on Form 8-K:

     The Company filed a current report on Form 8-K, dated April 30, 1996, regarding the decision of a New Jersey court in the Company's long-standing Dixon Venture lawsuit, which involves a claim under the state's Environmental Clean-Up Responsibility Act (ECRA).


                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY




Dated:  May 15, 1996                         By: /s/ Gino N. Pala
                                                 --------------------------
                                                 Gino N. Pala
                                                 Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director



Dated:  May 15, 1996                         By: /s/ Richard A. Asta
                                                 --------------------------
                                                 Richard A. Asta
                                                 Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer



Dated:  May 15, 1996                         By: /s/ John Adornetto
                                                 --------------------------
                                                 John Adornetto
                                                 Vice President/Corporate
                                                  Controller and Chief
                                                  Accounting Officer