Form 10-Q
period 1996-06-30
DIXON TICONDEROGA CO
filed 1996-08-13
CIK 14995

                       SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED JUNE 30, 1996     COMMISSION FILE NO. O-2655

                                        OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                          DIXON TICONDEROGA COMPANY
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0973760
- ---------------------------------         ----------------------------------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                    Identification No.

              195 International Parkway, Heathrow, FL  32746
- ----------------------------------------------------------------------------
          (Address of principal executive offices)           Zip Code

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

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                       Outstanding as of June 30, 1996
- ----------------------------       -----------------------------------------
 Common Stock $1 par value                               3,291,778

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                         Page
                                                                         ----

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Information

           Consolidated Balance Sheets --
           June 30, 1996 and September 30, 1995                           3-4

           Consolidated Statements of Operations --
           For The Three Months and Nine Months
           Ended June 30, 1996 and 1995                                   5-6

           Consolidated Statements of Cash Flows --
           For The Nine Months Ended June 30, 1996 and 1995               7-8

           Notes to Consolidated Financial Statements                    9-11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                12-16



PART II.   OTHER INFORMATION


Item 5.    Other Information                                               17

Item 6.    Exhibits                                                        17

           Signatures                                                      18

                       PART I - FINANCIAL INFORMATION

Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
- -------                  CONSOLIDATED BALANCE SHEETS

                                             June 30,       September 30,
                                               1996              1995
                                            ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $ 1,061,369      $ 1,513,622
   Receivables, less allowance for
    doubtful accounts of $806,320
    at June 30, 1996 and $796,715
    at September 30, 1995                    30,448,268       18,202,541
   Inventories                               32,082,841       32,638,385
   Assets held for sale                          --              436,306
   Other current assets                       3,254,490        2,254,101
                                            -----------      -----------
     Total current assets                    66,846,968       55,044,955
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        16,007,028       12,908,945
   Machinery and equipment                   15,823,629       16,986,408
   Furniture and fixtures                       845,880          902,043
                                            -----------      -----------
                                             32,676,537       30,797,396
   Less accumulated depreciation            (17,265,393)     (17,229,617)
                                            -----------      -----------
                                             15,411,144       13,567,779
OTHER ASSETS                                  1,624,596        1,545,110
                                            -----------      -----------
                                            $83,882,708      $70,157,844
                                            ===========      ===========

                                              June 30,       September 30,
                                                1996             1995
                                            ------------     -------------
CURRENT LIABILITIES:
   Notes payable                            $28,778,461      $17,877,665
   Current maturities of long-term debt       4,529,635        4,587,016
   Accounts payable                           5,863,219        5,280,884
   Accrued liabilities                       11,428,590        8,388,309
                                            -----------      -----------
     Total current liabilities               50,599,905       36,133,874
                                            -----------      -----------
LONG-TERM DEBT                               13,734,863       14,540,884
                                            -----------      -----------
DEFERRED INCOME TAXES AND OTHER               1,042,666        1,177,288
                                            -----------      -----------
MINORITY INTEREST                             3,165,330        3,073,375
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                  ---              ---
   Common stock, par $1, authorized
    8,000,000 shares; issued 3,535,211
    shares as of June 30, 1996 and
    3,448,466 as of September 30, 1995        3,535,211       3,448,466
   Capital in excess of par value             2,461,486       2,166,329
   Retained earnings                         12,954,959      12,640,762
   Cumulative translation adjustment         (2,718,894)     (2,087,354)
                                            -----------     -----------
                                             16,232,762      16,168,203
   Less - treasury stock, at cost
    (243,433 shares at June 30, 1996, and
     255,147 shares at September 30, 1995)     (892,818)       (935,780)
                                            -----------     -----------
                                             15,339,944      15,232,423
                                            -----------     -----------
                                            $83,882,708     $70,157,844
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                 JUNE 30,                   JUNE 30,
                            1996        1995           1996          1995
                          --------     --------      --------      --------
REVENUES                 $33,170,481  $28,445,498   $74,737,845  $69,209,716
                         -----------  -----------   -----------  -----------
COST AND EXPENSES:

  Cost of goods sold      21,691,475   18,296,442    50,155,519   45,298,401

  Selling and
   administrative
   expenses                7,797,843    6,968,486    18,905,806   17,734,410
                         -----------  -----------   -----------  -----------

                          29,489,318   25,264,928    69,061,325   63,032,811
                         -----------  -----------   -----------  -----------

OPERATING INCOME           3,681,163    3,180,570     5,676,520    6,176,905

LITIGATION AND RELATED
 COSTS                        --           --        (2,039,000)      --

INTEREST EXPENSE            (923,528)    (995,385)   (2,328,388)  (2,589,685)

                         -----------  -----------   -----------  -----------
                            (923,528)    (995,385)   (4,367,388)  (2,589,685)
                         -----------  -----------   -----------  -----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES AND
 MINORITY INTEREST         2,757,635    2,185,185     1,309,132    3,587,220

INCOME TAXES                 991,721      744,268       406,063    1,266,634
                         -----------  -----------   -----------  -----------
                           1,765,914    1,440,917       903,069    2,320,586

MINORITY INTEREST            348,083      154,049       588,874      543,408
                         -----------  -----------   -----------  -----------

INCOME FROM CONTINUING
 OPERATIONS                1,417,831    1,286,868       314,195    1,777,178

DISCONTINUED OPERATIONS       --         (101,669)       --         (149,848)
                         -----------  -----------   -----------  -----------

NET INCOME               $ 1,417,831  $ 1,185,199   $   314,195  $ 1,627,330
                         ===========  ===========   ===========  ===========

EARNINGS (LOSS) PER
 COMMON SHARE:
 Continuing Operations   $       .44  $       .40   $       .10  $       .56
 Discontinued Operations      --             (.03)      --              (.05)
                         -----------  -----------   -----------  -----------
 Net Income              $       .44  $       .37   $       .10  $       .51
                         ===========  ===========   ===========  ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING        3,242,358    3,189,446     3,210,596    3,176,267
                         ===========  ===========   ===========  ===========

                The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                    1996           1995
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations          $   314,195     $ 1,777,178
Loss from discontinued operations                   --            (149,848)

Adjustment to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                  1,835,925      1,780,744
  Deferred taxes                                    23,466        291,665
  Income attributable to currency translation      (33,572)      (558,858)
  Income attributable to minority interest         588,875        543,408
  Changes in assets and liabilities:
   Receivables, net                            (12,706,770)    (8,292,977)
   Inventories                                     (62,933)    (4,202,211)
   Assets held for sale                            237,326         --
   Other current assets                         (1,095,423)       (28,150)
   Accounts payable and accrued liabilities      3,707,129     (1,195,765)
   Other assets                                    (94,347)      (177,612)
                                               -----------    -----------

Net cash provided by (used in) operations       (7,286,129)   (10,212,426)
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of plant and equipment, net          (3,620,732)    (1,774,462)
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from notes payable                10,950,049     11,926,235
 Principal reductions of long-term debt           (843,220)      (855,427)
 Employee stock purchases and options              424,864        167,657
 Other non-current liabilities                      (1,809)      (101,283)
                                                -----------   -----------
Net cash provided by (used in)
 financing activities                           10,529,884     11,137,182
                                                -----------   -----------

Effect of exchange rate changes on cash            (75,276)      (620,812)
                                                -----------   -----------

Net decrease in cash and
 cash equivalents                                  (452,253)   (1,470,518)

Cash and cash equivalents,
 beginning of period                              1,513,622     1,822,764
                                                -----------   -----------
Cash and cash equivalents,
 end of period                                    1,061,369   $   352,246
                                                ===========   ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)           2,001,122   $ 2,201,755
   Income taxes                                     303,698     1,392,130

                The accompanying notes to consolidated financial statements are an integral part of these statements.

               DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of presentation:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 1996, and the results of their operations and cash flows for the nine months ended June 30, 1996, and 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain 1995 balances have been reclassified to conform to current year presentation.

2.   Inventories:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 1996 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):

                                June 30,    September 30,
                                  1996           1995
                              ------------   -------------

     Raw materials              $12,789        $12,450
     Work in process              5,032          4,462
     Finished goods              14,262         15,726
                                -------        -------
                                $32,083        $32,638
                                =======        =======

3.   New financing arrangements:

In July 1996, the Company entered into new financing arrangements with a consortium of lenders to provide additional working capital. The new loan and security agreement provides for a total of $48 million in financing.
This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories, as defined, of the Company's U.S. and Canada operations. The financing agreement also includes a term loan in the amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001.

The new financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. These new arrangements provide up to $10 million in additional financing as compared with the Company's agreement with its previous primary lender and permits the Company to meet its current debt obligations, including its 1996 subordinated debt payment.

4.    Effect of certain new accounting pronouncements:

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


5.   Accounting for income taxes:

The difference between income taxes calculated at the U.S statutory federal income tax rate and the provision in the condensed consolidated financial statements is primarily due to foreign and state income taxes and other permanent items.

6.   Contingencies:

The Company, in the normal course of business, is party in certain litigation. Ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company intends to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and has filed an appeal. As a result of the judgment, a provision of approximately $2 million ($1.3 million, net of tax) was recorded in fiscal 1996. This amount is in addition to approximately $1.3 million ($800,000, net of tax) provided in prior periods.

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

In July 1996, the Company was relieved of its guarantee of a loan
(approximating $300,000) relating to the previous sale of a discontinued business.

7.    Discontinued operations:

In September 1995, the Company disposed of its real estate operations, and accordingly, the prior year operating results of the real estate segment have been restated as discontinued operations. Revenues from discontinued operations for the periods presented were not material.

Item 2.
- -------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended June 30, 1996, increased $4,720,000 from the same quarter last year. The changes by segment are as follows (in thousands):

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.                 $2,910       17      17      --
         Consumer Foreign               1,907       37      35       2
         Graphite & Lubricants            179        6       8      (2)
         Refractory                      (276)       8     (10)      2

U.S. Consumer revenue increased due primarily to increased volume in the office supply mega-store and mass retail markets. The increase in Foreign Consumer revenue was primarily due to increased volume in Mexico. In the prior year quarter, the Mexican market was depressed due to the severe devaluation of the peso. Revenue in Mexico decreased $480,000 due to the decline in value of the peso compared to the U.S. dollar.

Revenues for the nine months ended June 30, 1996, increased $5,530,000 over the same period last year. The changes by segment are as follows (in thousands):

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.                 $3,046        8      7        1
         Consumer Foreign               2,404       23     18        5
         Graphite & Lubricants            360        4      5       (1)
         Refractory                      (280)      (3)    (5)       2

The increase in U.S. Consumer revenue was again due to increased volume in the mass retail and office supply mega-store markets. Foreign Consumer revenue includes a decline of $1,220,000 attributable to the value of the Mexican peso when compared to the U.S. dollar. This decline was more than offset by increased peso selling prices and higher volume. As mentioned above, Mexico revenues remained depressed last year as a result of the devaluation of the Mexican peso.

Revenues increased $12,550,000 from the prior quarter as follows (in thousands):

                                                    % Increase (Decrease)
                                      Increase      ---------------------
                                     (Decrease)   Total  Volume  Price/Mix
                                     ----------   -----  ------  ---------

         Consumer U.S.                 $8,839       82     81        1
         Consumer Foreign               3,800      117    112        5
         Graphite & Lubricants             33        1      2       (1)
         Refractory                      (122)      (4)    (5)       1


U.S. and Foreign Consumer reflects the seasonality of these segments. Historically, this quarter represents approximately 31% of annual revenues being shipped, while the prior quarter only 18%.

OPERATING INCOME increased $500,000 over the same quarter last year. U.S. Consumer increased $60,000 on higher revenue. The increased revenue was primarily in writing products and yielded lower margins than the prior period's mix of writing products and art supplies. In addition, operating margins were lower due to increased up-front promotional costs as the Company gained further distribution in the office supply mega-store and mass retail markets. Foreign Consumer increased $600,000 on significantly higher revenues and Refractory decreased $190,000, reflecting its change in revenues and less favorable product mix.

Operating income decreased $500,000 for the nine months ended June 30, 1996, when compared to the same period last year. U.S. Consumer decreased $800,000. The increased revenue was primarily writing products and yielded lower operating margins than the prior year's mix of writing products and art supplies, as discussed above. The period was also adversely affected by unfavorable purchased material costs and manufacturing inefficiencies resulting from inventory reduction efforts. Foreign Consumer operating income increased $30,000 with revenue increases in Mexico's domestic market offsetting the prior year's favorable impact of increased shipments to the U.S. and related currency gains. Corporate expenses decreased $200,000 primarily due to lower legal and professional costs.

Operating income increased $2,166,000 over the prior quarter. U.S. Consumer increased $1,480,000 and Foreign Consumer increased $730,000 primarily due to the seasonality of the revenues, as described above.

INTEREST EXPENSE decreased $72,000 and $262,000 in the quarter and nine months ending June 30, 1996, respectively, primarily due to lower average borrowings. Interest expense in the quarter increased $133,000 over the prior quarter due to higher borrowings to support seasonal sales.

LITIGATION AND RELATED COSTS in 1996 represents a pre-tax charge of $2,039,000 relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. The Company and its legal counsel are disappointed that in its ruling, the Court allocated 100% of the responsibility to the Company. In the Company's view, the prior decision of the New Jersey Supreme Court in this case seems to require a more equitable apportionment of damages between the plaintiffs and the Company. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company intends to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and has filed an appeal. Also see Note 6 to Consolidated Financial Statements.

INCOME TAXES reflect the respective changes in before tax income.

MINORITY INTEREST represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. in each period presented.

DISCONTINUED OPERATIONS in the prior-year periods represent the Company's real estate segment that was disposed of in September 1995. Loss from discontinued operations was $102,000 and $150,000 (net of tax benefits of $11,000 and $16,000) for the three and nine month periods ended June 30, 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition has benefited from its recent operating success and the completion of major financing initiatives. Cash flows from operating activities for the first nine months of 1996 improved by approximately $3 million over the prior-year period, due principally to more strict inventory control practices. The Company's inventory levels remained stable in the current period compared with an increase of over $4 million in the prior year. In addition, the Company managed its accounts payable more effectively in 1996. These improvements were partially offset by a large increase in accounts receivable after accelerated collection practices in the fourth quarter of fiscal 1995 and a 17% increase in sales during the most recent quarter.

Investing activities for the first nine months of 1996 included approximately $2.1 million for the final costs related to the construction of the Company's new corporate headquarters. The total cost of the project was approximately $3.5 million with construction costs ultimately financed through a separate fixed-rate permanent mortgage arrangement. On an interim basis, these costs have been financed through a construction loan (approximately $2.65 million), included in notes payable in the accompanying financial statements. The Company also intends to finance certain strategic manufacturing equipment (in the amount of $2.8 million) under a long-term lease arrangement commencing in late 1996. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will include customary projects, and will continue to be funded from operations and existing financing arrangements.

In July 1996, the Company entered into new financing arrangements with a consortium of lenders to provide additional working capital. The new loan and security agreement provides for a total of $48 million in financing. This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001.

The new financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. These new arrangements provide up to $10 million in additional financing as compared with the Company's agreement with its previous primary lender and permits the Company to meet its current debt obligations, including its 1996 subordinated debt payment. The Company presently has approximately $10 million of unused lines of credit available under this new financing arrangement.

The Company presently has $7 million of Senior Subordinated Notes remaining outstanding with several insurance companies. The note agreement, as amended, provides for the payment of approximately $3.3 million annually, through August 1998, with the balance due August 1999. This agreement also provides for the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. The aforementioned revolving credit agreement requires a credit line reserve for future payments. The Company is in the process of raising $15 to $20 million of new subordinated debt (through a private placement transaction) to satisfy the note obligations described above and to provide further liquidity for growth.

The new and existing sources of financing, financing strategies discussed above and cash expected to be generated from future operations will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of its obligations.

                        PART II.  OTHER INFORMATION



Item 5.     Other Information
- -------     -----------------

Information regarding the Company's new financing arrangements with a consortium of lenders (See PART I - Item 1., Note 3 to Consolidated Financial Statements and Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations) is incorporated by reference herein and in lieu of a separate report on Form 8-K.


Item 6.   Exhibits
- -------   --------

(28)a.      Amended and Restated Revolving Credit Loan and Security Agreement
             by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc. and First Union Commercial Corporation, dated July 10, 1996

(28)b.      Amended and Restated Term Loan Agreement by and among Dixon
             Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada, dated July 10, 1996

(28)c.      Amendment of Senior Subordinated Note Agreements

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY




Dated:  August 13, 1996                       By: /s/ Gino N. Pala
                                                 ----------------------------
                                                 Gino N. Pala
                                                 Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director



Dated:  August 13, 1996                       By: /s/ Richard A. Asta
                                                 ----------------------------
                                                 Richard A. Asta
                                                 Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer



Dated:  August 13, 1996                       By: /s/ John Adornetto
                                                 ----------------------------
                                                 John Adornetto
                                                 Vice President/Corporate
                                                  Controller and Chief
                                                  Accounting Officer