Form 10-K
period 1996-09-30
DIXON TICONDEROGA CO
filed 1996-12-19
CIK 14995

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        September 30,
For the fiscal year ended   1996      Commission file number  0-2655
                          ---------                           ------

                            DIXON TICONDEROGA COMPANY
       --------------------------------------------------------------------
              (Exact name of Company as specified in its charter)
Form 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 (Fee Required) For the fiscal year ended  September 30, 1996.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 (No Fee Required) For the transaction period from
     __________ to __________.

                 Delaware                          23-0973760
   -------------------------------------    ----------------------------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

        195 International Parkway, Heathrow, FL           32746
   ---------------------------------------------------  ------------
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (407) 829-9000

    Title of each class            Name of each exchange on which registered

Common Stock, $1.00 par value                  American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sales price on December 3, 1996, the aggregate market value of the voting stock held by non-affiliates of the Company was $15,380,904.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 3, 1996: 3,293,778 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference:

Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 1996.

                                  PART I
                                  ------

ITEM 1. BUSINESS
----------------

                 NEW DEVELOPMENTS AND BUSINESS STRATEGIES

     Dixon Ticonderoga Company (hereinafter the "Company") accomplished many strategic objectives during 1996. The Company reorganized and strengthened its management ranks into its two core business groups, as revenues grew to $106.7 million from $95.6 million in 1995. In addition, these businesses earned approximately $10 million in operating income for the second consecutive year. The Company also continued its efforts to improve its customer service capabilities by opening a dedicated central distribution center in Shelbyville, Tennessee, and through further technology enhancements.

     Corporate activities included the recapitalization of the Company's debt, including nearly $70 million of new financing. The new arrangements provide significantly more working capital to support the aforementioned growth of the Company's Consumer and Industrial Groups. Moreover, in 1996 the Company completed and relocated its corporate headquarters to its new facility in Heathrow, Florida.

     Despite the success experienced in 1996, the results from operations were adversely affected by certain unusual items. The Company provided approximately $2 million ($1.44 million after tax) towards the final settlement of its long-standing Dixon Venture lawsuit, based upon the decision rendered by the Court in April 1996. In addition, an extraordinary charge of $282,000 was incurred in connection with the early retirement of certain long-term debt as part of the recapitalization described above.

     Further information regarding these matters is included elsewhere in the Annual Report on Form 10-K.

     INDUSTRY SEGMENTS

     In 1996, the Company redefined its principal business segments to reflect its current management structure and strategic objectives. The Company has two principal continuing business segments: its Consumer Group and Industrial Group. These segments, and the primary operations of each, are as follows:

     BUSINESS SEGMENTS                  OPERATIONS

Consumer Group                Manufacture and sale of writing and drawing
                              pencils, pens, artist materials, felt tip markers, industrial markers, lumber crayons, typewriter correction materials and allied products.

Industrial Group              Manufacture and sale to industry of processed
                              natural and synthetic bulk graphite, graphite oil, solvent and water-based lubricants, as well as colloidal graphitic suspensions
                              (Graphite and Lubricants division); clay and graphite stopper heads, firebrick, non-graphitic refractory kiln furniture and furnace linings (Refractories division).

     Financial information regarding net revenues, operating profits and identifiable assets related to the Company's industry segments for the years ended September 30, 1996, 1995, and 1994, is contained in Note 11 to Consolidated Financial Statements.

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

CONSUMER GROUP

     The Company manufactures its leading brand TICONDEROGA and a full line of pencils in Versailles, Missouri. The Company also manufactures and markets advertising specialty pencils, pens and markers through its promotional products division.

     The Company is also the producer of WEAREVER writing products at its facility in Deer Lake, Pennsylvania. In addition to the WEAREVER and Dixon lines of pens, the Company also manufactures and markets its Prang and Ticonderoga lines of markers, mechanical pencils, and allied products at this facility.

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

INDUSTRIAL GROUP

     Through its Graphite and Lubricants division, Dixon manufactures and sells processed natural and synthetic graphite, graphite oil, solvent and water-based lubricants as well as colloidal graphitic suspensions. The American Graphite location in Manchester Township, New Jersey, and the Southwestern Graphite location in Burnet, Texas, process and sell graphite to industrial customers, and are engaged in the processing and blending of various grades of foreign and domestic graphites for use in the manufacture and sale of related products.

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

REAL ESTATE OPERATIONS (Discontinued Operations)

     The Company previously developed Bryn Mawr Ocean Towers (three nine-story towers) on North Hutchinson Island, Florida, which were sold as condominiums. Pursuant to a formal plan and agreement dated September 29, 1995, the Company disposed of the remaining property dedicated to this project and has ceased any further real estate activities. This segment is therefore treated as "Discontinued Operations." (See Note 10 to Consolidated Financial Statements.)

                              DISTRIBUTION

     Consumer products manufactured at the Sandusky, Ohio; Deer Lake, Pennsylvania; and Versailles, Missouri plants are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. In 1996, the Company opened a central distribution center in Shelbyville, Tennessee, to enhance service levels, especially with respect to large retail customers. The consumer products manufactured at the Canadian and Mexican plants are distributed nationally in these countries through wholesalers, distributors, school supply houses and retailers.

     The industrial products manufactured at the various plants are sold by direct sales, manufacturers' representatives and industrial distributors in North America. In addition, these products are sold worldwide, principally in Central and South America, Europe, the Philippines and Japan.

                              RAW MATERIALS

     Graphite, which can be considered a strategic raw material for the Company's business, is sold by the Company in bulk and as a component, and is used in the manufacture of refractory products, lubricants and leads for wood-cased pencils. Graphite is purchased from Brazil, Madagascar, India, Mexico, People's Republic of China, Sri Lanka, West Germany and Zimbabwe. There were no significant raw material shortages of any consequence during 1996 nor any anticipated for future periods.

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

                      SEASONAL ASPECTS OF THE BUSINESS

     The Consumer Group reflects greater portions (approximately 65% in 1996) of its sales in the third and fourth fiscal quarters of the year due to shipments of school orders to its distribution network. This practice, which is standard for this industry, usually causes the Company to incur additional bank borrowings during the period between shipment and payment.

     The Industrial Group has no material seasonal aspects.

                                COMPETITION

     Both of the Company's industry segments are engaged in a highly competitive business with a number of competitors, some of whom are larger and have greater resources than the Company. Important to the Company's market position are the quality and performance of its products, its marketing and distribution systems, and the reputation developed over the many years that the Company has been in business.

                          RESEARCH AND DEVELOPMENT

     The Company employs approximately 17 full-time professional employees in the area of quality control and product development. The Company has established a centralized research and development laboratory in its Sandusky, Ohio facility. For accounting purposes, research and development expenses in any year presented in the accompanying Consolidated Financial Statements do not represent more than 1% of revenues.

                                 EMPLOYEES

     The total number of persons employed by the Company was approximately 1,240 of which 796 were employed in the United States.

ITEM 2. PROPERTIES
------------------

     The following properties of the Company are owned in fee and are collateralized or pledged under the Company's loan agreement with a consortium of lenders (First Union Capital Corporation as agent), except for the Heathrow, Florida, property, which is subject to a separate mortgage agreement. See Notes 3 and 4 to Consolidated Financial Statements. Most of the buildings are of steel frame and masonry or concrete construction.

                                                              SQUARE FEET
          LOCATION                                           OF FLOOR SPACE
          --------                                           --------------

Heathrow, Florida (Corporate Headquarters)                       33,000

Sandusky, Ohio (Consumer)                                       276,000

Manchester Township, New Jersey (American
  Graphite) (Graphite and Lubricants division)                   76,000

Near Burnet, Texas (Southwestern Graphite)
  (Graphite and Lubricants division)                             97,000

New Castle, Pennsylvania (Refractories division)                131,000

Newell, West Virginia (Refractories division)                    45,000

Massillon, Ohio (Refractories division)                         113,000

Zoar, Ohio (Refractories division)                               65,000

Acton Vale, Quebec, Canada (Dixon
  Ticonderoga Inc.) (Consumer)                                   32,000

Tlalnepantla, D.F., Mexico (Dixon Ticonderoga de Mexico,
  S.A. de C.V.)  (Consumer)                                      55,000

Versailles, Missouri (Consumer)                                 120,000

Shelbyville, Tennessee (Consumer)                                94,000

Deer Lake, Pennsylvania (Consumer)                              150,000


     The Company also owns a non-operating graphite mine near Burnet, Texas, included with land at historical cost in the consolidated balance sheets.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

     On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company continues to evaluate pursuing other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and is in the process of preparing and filing an appeal. As a result of the judgment, the Company increased its liability accrued for this matter to $3.3 million during fiscal 1996.

     Also see Note 12 to Consolidated Financial Statements.

ITEM 4.  SUBMISSION ON MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     None.

     PART II
     -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK
         AND RELATED SECURITY HOLDER MATTERS
         -----------------------------------

     Dixon Ticonderoga Company common stock is traded on the American Stock Exchange. The following table sets forth the low and high per share prices as per the American Stock Exchange closing prices for the applicable quarter.

                                FISCAL                   FISCAL
  QUARTER ENDING                 1996                     1995
  --------------                ------                   ------

                           LOW        HIGH                LOW       HIGH
                           ---        ----                ---       ----

  December 31              5.50       9.88                7.38      9.88
  March 31                 6.38       7.75                8.50     11.13
  June 30                  6.00       7.50                7.13      8.88
  September 30             6.50       8.13                7.25      8.38

     Since fiscal 1990, the Board of Directors has suspended payment of dividends. The Board will continue to review the Company's future performance and determine the dividend policy on a quarter-to-quarter basis. The Company's debt agreements restrict the amount of dividends which can be paid in the future. (See Notes 3 and 4 to Consolidated Financial Statements).

     The number of record holders of the Company's common stock at December 3, 1996, was 448.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                FOR THE FIVE YEARS ENDED SEPTEMBER 30, 1996
                 (in thousands, except per share amounts)


                               1996     1995     1994     1993      1992



REVENUES                     $106,696  $95,565  $91,932  $82,138   $81,740
                             ========  =======  =======  =======   =======

INCOME FROM
 CONTINUING OPERATIONS       $  1,168  $ 1,658  $ 3,417  $   476   $   437

LOSS FROM
 DISCONTINUED OPERATIONS          -       (595)    (116)    (146)     (179)

EXTRAORDINARY ITEM               (282)     -        -        -         -

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE          -        -        -        235       -
                             --------  -------   -------  ------   -------
NET INCOME                   $    886  $ 1,063   $ 3,301  $  565   $   258
                             ========  =======   =======  ======   =======

EARNINGS (LOSS) PER
 COMMON SHARE:

  CONTINUING OPERATIONS      $    .36 $    .52   $  1.10  $   .15  $   .14

  DISCONTINUED OPERATIONS          -      (.19)     (.04)    (.04)    (.06)

  EXTRAORDINARY ITEM             (.09)      -         -        -        -

  CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE         -        -         -       .07       -
                             --------  -------   -------  -------   ------
NET INCOME                   $    .27  $   .33   $  1.06  $   .18  $   .08
                             ========  =======   =======  =======  =======
TOTAL ASSETS                 $ 77,848  $70,158   $68,852  $63,946  $61,981
                             ========  =======   =======  =======  =======
LONG-TERM DEBT               $ 25,119  $14,541   $19,141  $18,279  $23,083
                             ========  =======   =======  =======  =======
DIVIDENDS PER
  COMMON SHARE               $    -    $   -     $   -    $   -    $   -
                             ========  =======   =======  =======  =======

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------

RESULTS OF OPERATIONS

1996 vs. 1995

     Income from continuing operations before income taxes, minority interest and extraordinary items decreased $1,014,000 in 1996. In 1996 and 1995 there were provisions of $2,039,000 and $1,530,000, respectively, for litigation settlements and legal costs related to several lawsuits (see Item 3 and Note 12 to Consolidated Financial Statements). Foreign Consumer operating profits decreased $962,000 primarily due to provisions for doubtful accounts receivable (of approximately $500,000) in Mexico, as well as 1995 foreign currency gains of over $500,000. Also in 1996, there were additional distribution and promotional costs incurred by U.S. Consumer to service the mass retail and mega-store markets.

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

1994 vs. 1993:

     The improvement in income before income taxes amounted to $3,946,000 in 1994. The increase in gain on sale of subsidiary stock and other assets of $1,942,000 is primarily due to the sale of the stock in the Mexico subsidiary (see Note 8 to Consolidated Financial Statements). Increased revenue in the Consumer Group (primarily due to volume) led to better manufacturing efficiencies. New products and more aggressive marketing, particularly in the retail market, contributed to this volume increase. Industrial Group revenue improved principally due to Refractory division increases in volume and more favorable mix contributing to higher profitability. The interest expense increase was due primarily to higher average rates of interest in 1994.

Discontinued Operations:

     The 1995 loss from discontinued operations of the real estate segment represents a net operating loss of $175,000 (net of a tax benefit of $104,000) and a loss on disposal of $420,000 (net of a tax benefit of $250,000). Net operating losses of the real estate segment was $116,000 in 1994.

Extraordinary Item:

     The 1996 extraordinary charge of $282,303 represents costs associated with the early retirement of the Company's 10.59% Senior Subordinated Notes, due 1999. See Note 4 to Consolidated Financial Statements.

REVENUES

     Overall 1996 revenues increased $11,131,000 over the prior year. The changes by segment are as follows:

                                  Increase       % Increase (Decrease)
                                 (Decrease)    Total  Volume  Price/Mix
                                 ----------    ------------------------

          Consumer U.S.          $8,223,000       15     14        1
          Consumer Foreign        3,082,000       19     19        -
          Industrial               (174,000)      (1)     -       (1)

Consumer revenues in the United States increased primarily in the commercial office supply mega-stores and mass retail markets. The increase in Foreign Consumer revenue included increases of $1,100,000 in Canada and $1,960,000 in Mexico. In the prior year, Mexico revenue was depressed because of the devaluation of the Mexican peso that occurred in early fiscal 1995. This year's revenue decreased $1,700,000 in Mexico due to the decline of the peso value compared to the U.S. dollar. This decline was offset by increased peso selling prices.

     Revenues in 1995 increased $3,632,000 over the prior year. The changes by segment are as follows:
                                  Increase       % Increase (Decrease)
                                 (Decrease)    Total  Volume  Price/Mix
                                 ----------    ------------------------

          Consumer U.S.          $4,624,000        9      8        1
          Consumer Foreign       (2,198,000)     (13)    (9)      (4)
          Industrial              1,206,000        5      4        1

U.S. Consumer revenue volume increases were primarily in the office supply mega-store market. The decrease in Foreign Consumer revenue was primarily due to the majority-owned subsidiary in Mexico. Revenue in Mexico decreased $5,200,000 due to the decline of the peso value compared to the U.S. dollar. This decrease was partially offset by increased peso selling prices. Industrial revenue increased primarily due to higher volume in the Refractory division.

     Overall 1994 revenues increased $9,795,000 over the prior year. The increases and decreases by segment are as follows:

                                  Increase       % Increase (Decrease)
                                 (Decrease)    Total  Volume  Price/Mix
                                 ----------    ------------------------

          Consumer U.S.           $6,347,000      15     14        1
          Consumer Foreign         1,807,000      11     12       (1)
          Industrial               1,641,000       7      3        4

The increase in U.S. Consumer Products volume was in both the commercial and mass retail markets and was enhanced by new product introductions. Foreign revenue increase was primarily by our subsidiary in Mexico. However, the foreign revenue increase is after revenue reductions in Canada and Mexico of $470,000 and $450,000, respectively, due to the decline of their local currency value (as compared with the U.S. dollar). Industrial revenue increased due principally to improved Refractory division product mix and higher volume.

OPERATING PROFITS

     There was a decrease of $582,000 in operating profits by segment in 1996. Foreign Consumer operating profits decreased $962,000 primarily due to provisions for doubtful accounts receivable (of approximately $500,000) in Mexico, as well as 1995 foreign currency gains of over $500,000. U.S. Consumer operating profits increased $367,000. This increase was due to the U.S. Consumer revenue growth. However, additional distribution and promotional costs incurred to service the U.S. Consumer retail and mega-store markets partially offset revenue growth.

     Operating profits increased $1,476,000 in 1995. Foreign operations increased $984,000. Our Canadian subsidiary increase of $396,000 reflected higher revenues and a stable year with respect to that country's currency. The increase in Mexico was primarily due to increased shipments to the U.S.

and related plant efficiencies and currency gains. Industrial Group revenues increased $350,000 on higher Refractories division volume. U.S. Consumer operating profits were relatively flat. U.S. Consumer revenue and gross profit increases were offset by increased selling and distribution costs, primarily incurred to service the office supply mega-store markets.

     In 1994, operating profits by segment increased $2,718,000. Consumer increased $2,132,000 on significantly higher revenues. A decrease in the value of the local currency in Mexico was offset by price increases and volume. Industrial increased $500,000 on higher volume and favorable product mix of the Refractories division.

MINORITY INTEREST

     Minority interest represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. ($920,000 and $1,151,000 in 1996 and 1995, respectively), equivalent to the extent of the investment of the minority shareholders. As described in Note 8 to Consolidated Financial Statements, this minority interest was created by an initial public offering in September 1994. Accordingly, 1994 minority interest of $11,000 only reflects the portion of net income earned in the latter part of September 1994.

EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS

     As discussed in Note 1 to Consolidated Financial Statements, the Financial Accounting Standards Board (FASB) issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, which must be adopted by the Company no later than fiscal 1997, establishes accounting standards with respect to the impairment of long-lived assets. Its adoption is not expected to materially affect the future results of operations or financial position of the Company.

     In 1995, the FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation." The statement (effective for the Company in fiscal
1997) would provide certain specific disclosures regarding the value of stock option grants made in fiscal 1996 and thereafter. The Company does not expect to adopt the compensation recognition provision of the Statement, and, accordingly, it is not expected to affect the future results of operations or financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition has benefited from its recent operating success and the completion of major financing initiatives. Cash flows from operating activities in 1996 improved by approximately $1.3 million over the prior year, due principally to more strict inventory control practices. Inventory levels were reduced in excess of $1 million, despite an increase in sales of 16%, in the Company's Consumer Group. In comparison, Consumer inventory levels increased 15% in 1995. This significant improvement in inventory management was offset by an increase in accounts receivable due to higher revenues. Company revenues for the fourth quarter increased 21% in 1996. As is the case historically, cyclical short-term borrowings (see below) financed peak mid-year increases in accounts receivable and inventories.

     The Company's investing activities included approximately $4 million in purchases of property and equipment in 1996. This higher level of purchases as compared with prior years is attributable to the construction of the Company's new corporate headquarters facility in Heathrow, Florida. Expenditures to complete this building project approximated $2.2 million in 1996 (with a total project cost of approximately $3.6 million). The construction costs were ultimately financed through a permanent $2.73 million mortgage arrangement. (See Note 4 to Consolidated Financial Statements).
The Company also intends to finance certain strategic manufacturing equipment (in the amount of $2.8 million) under a long-term lease arrangement commencing in late 1996. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will include customary projects, and will continue to be funded from operations and existing financing arrangements.

     The Company completed major refinancing activities during 1996. In July 1996, the Company entered into new financing arrangements with a consortium of lenders (First Union Commercial Corporation as agent) to provide additional working capital. The new loan and security agreement provides for a total of $48 million in financing. This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%.
Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001. The Company previously executed certain interest rate "swap" agreements which effectively fix the rate of interest on approximately $13 million of this debt at 8.75% to 8.87%.

     These new financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. These new arrangements provide up to $10 million in additional financing as compared with the Company's previous primary lender agreement. At September 30, 1996, the Company had approximately $27 million of unused lines of credit available under this new financing arrangement.

     In September 1996, the Company also completed the private placement of $16.5 million of new 12% Senior Subordinated Notes, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of Senior Subordinated Notes due 1999, and to reduce short-term borrowings, thus providing additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.6% at September 30, 1996). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at its market value of $7.24 per share. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance.

     Refer to Notes 3 and 4 to Consolidated Financial Statements for further description of the aforementioned new financing arrangements.

     The new and existing sources of financing and cash expected to be generated from future operations will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of its obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                       PAGE

Report of Independent Accountants                                        23

Consolidated Balance Sheets as of
 September 30, 1996 and 1995                                          24-25

Consolidated Statements of Operations For the Years
 Ended September 30, 1996, 1995 and 1994                                 26

Consolidated Statements of Shareholders' Equity
 For the Years Ended September 30, 1996, 1995 and 1994                   27

Consolidated Statements of Cash Flows For the Years
 Ended September 30, 1996, 1995 and 1994                              28-29

Notes to Consolidated Financial Statements                            30-45

Schedule For the Years Ended
 September 30, 1996, 1995, and 1994:

       II. Valuation and Qualifying Accounts                             46

Consent of Independent Accountants                                       47


     Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                     REPORT OF INDEPENDENT ACCOUNTANTS


Shareholders and Board of Directors of
Dixon Ticonderoga Company


     We have audited the accompanying consolidated financial statements and the financial statement schedule of Dixon Ticonderoga Company and subsidiaries as listed in the index on page 22 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dixon Ticonderoga Company and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                               COOPERS & LYBRAND L.L.P.




Orlando, Florida
November 27, 1996


                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1996 AND 1995

       ASSETS                                1996           1995
       ------                                ----           ----
CURRENT ASSETS:

 Cash and cash equivalents                $ 2,597,032    $ 1,513,622

 Receivables, less allowance for
  doubtful accounts of $1,352,411
  in 1996 and $796,715 in 1995             23,442,889     18,202,541

 Inventories                               31,460,934     32,638,385

 Assets held for sale                          94,937        436,306

 Other current assets                       2,949,859      2,254,101
                                          -----------    -----------
       Total current assets                60,545,651     55,044,955
                                          -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
 Land and buildings                        15,711,724     12,908,945
 Machinery and equipment                   16,537,994     16,986,408
 Furniture and fixtures                       917,222        902,043
                                          -----------    -----------
                                           33,166,940     30,797,396

 Less accumulated depreciation            (17,730,505)   (17,229,617)
                                          -----------    -----------
                                           15,436,435     13,567,779
                                          -----------    -----------
OTHER ASSETS                                1,866,054      1,545,110
                                          -----------    -----------
                                          $77,848,140    $70,157,844
                                          ===========    ===========

       LIABILITIES AND
       SHAREHOLDERS' EQUITY                  1996           1995
       --------------------                  ----           ----
CURRENT LIABILITIES:

 Notes payable                            $14,159,143    $17,877,665
 Current maturities of long-term debt       1,613,773      4,587,016
 Accounts payable                           5,461,348      5,280,884
 Accrued liabilities                       10,934,838      8,388,309
                                          -----------    -----------
       Total current liabilities           32,169,102     36,133,874
                                          -----------    -----------
LONG-TERM DEBT                             25,119,305     14,540,884
                                          -----------    -----------
DEFERRED INCOME TAXES AND OTHER             1,051,171      1,177,288
                                          -----------    -----------
MINORITY INTEREST                           3,517,006      3,073,375
                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, par $1, authorized
  100,000 shares, none issued                  --             --
 Common stock, par $1, authorized
  8,000,000 shares, issued 3,537,211
  shares in 1996 and 3,448,466
  shares in 1995                            3,537,211      3,448,466
 Capital in excess of par value             2,489,674      2,166,329
 Retained earnings                         13,526,520     12,640,762
 Cumulative translation adjustment         (2,669,031)    (2,087,354)
                                          -----------    -----------
                                           16,884,374     16,168,203
 Less treasury stock, at cost
  (243,433 shares in 1996; 255,147
  shares in 1995)                            (892,818)      (935,780)
                                          -----------    -----------
                                           15,991,556     15,232,423
                                          -----------    -----------
                                          $77,848,140    $70,157,844
                                          ===========    ===========

               The accompanying notes are an integral part
                of the consolidated financial statements.

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                     1996          1995          1994
                                     ----          ----          ----
REVENUES                          $106,695,874  $95,565,000   $91,932,479
                                  ------------  -----------   -----------
COSTS AND EXPENSES:
 Cost of goods sold                 70,343,837   62,193,918    62,246,254
 Selling and
  administrative expenses           27,955,760   24,241,328    22,721,878
                                  ------------  -----------   -----------
                                    98,299,597   86,435,246    84,968,132
                                  ------------  -----------   -----------
OPERATING INCOME                     8,396,277    9,129,754     6,964,347
                                  ------------  -----------   -----------
INTEREST EXPENSE                    (3,423,650)  (3,652,824)   (4,330,581)

PROVISIONS FOR LITIGATION
 SETTLEMENTS AND RELATED COSTS      (2,039,000)  (1,530,377)       --

GAIN ON SALE OF SUBSIDIARY
 STOCK AND OTHER ASSETS                 --           --         2,313,470
                                  ------------  -----------   -----------
                                    (5,462,650)  (5,183,201)   (2,017,111)
                                  ------------  -----------   -----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTEREST               2,933,627    3,946,553     4,947,236

INCOME TAXES                           845,044    1,137,897     1,518,053
                                  ------------  -----------   -----------
                                     2,088,583    2,808,656     3,429,183

MINORITY INTEREST                      920,522    1,150,690        11,469
                                  ------------  -----------   -----------
INCOME FROM CONTINUING OPERATIONS    1,168,061    1,657,966     3,417,714

DISCONTINUED OPERATIONS                 --         (594,923)     (116,481)

EXTRAORDINARY ITEM                    (282,303)       --            --
                                  ------------  -----------   -----------
NET INCOME                        $    885,758  $ 1,063,043   $ 3,301,233
                                  ============  ===========   ===========
EARNINGS (LOSS) PER
 COMMON SHARE:
 Continuing operations                    .36   $     .52     $    1.10
 Discontinued operations                   --        (.19)         (.04)
 Extraordinary item                      (.09)         --            --
                                  -----------   ----------     ----------
     Net income                   $       .27   $      .33     $     1.06
                                  ===========   ==========     ==========

               The accompanying notes are an integral part
                of the consolidated financial statements.

                               DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                        Common     Capital in                 Cumulative
                                       Stock $1     Excess of    Retained    Translation    Treasury
                                       Par Value    Par Value    Earnings     Adjustment      Stock
                                       ---------    ---------    --------    ------------   --------

BALANCE, September 30, 1993           $ 3,376,835  $ 1,769,171  $ 8,276,486  $  (627,419)  $(1,007,043)
 Net income                                                       3,301,233
 Cumulative translation adjustment                                                95,964
 Employee stock options exercised          48,038      253,958
 Employee Stock Purchase Plan
  (9,305 shares)                                        19,510                                  34,131
                                      -----------  -----------  ----------   -----------   -----------

BALANCE, September 30, 1994           $ 3,424,873  $ 2,042,639  $11,577,719  $  (531,455)  $  (972,912)
 Net income                                                       1,063,043
 Cumulative translation adjustment                                            (1,555,899)
 Employee stock options exercised         23,593        91,985
 Employee Stock Purchase Plan
  (10,123 shares)                                       31,705                                  37,132
                                      -----------  -----------  ----------   -----------   -----------

BALANCE, September 30, 1995           $ 3,448,466  $ 2,166,329  $12,640,762  $(2,087,354)  $  (935,780)
 Net income                                                         885,758
 Cumulative translation adjustment                                              (581,677)
 Employee stock options exercised          88,745      295,368
 Employee Stock Purchase Plan
  (11,714 shares)                                       21,977                                  42,962
                                      -----------  -----------  ----------   -----------   -----------

BALANCE, September 30, 1996           $ 3,537,211  $ 2,489,674  $13,526,520  $(2,669,031)  $  (892,818)
                                      ===========  ===========  ===========  ===========   ===========

                                  The accompanying notes are an integral part
                                   of the consolidated financial statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                         1996         1995         1994
                                         ----         ----         ----
Cash flows from
  operating activities:

Income from continuing
  operations                          $1,168,061    $1,657,966   $3,417,714
Loss from discontinued
  operations                              --          (594,923)    (116,481)
Loss from extraordinary item            (282,303)       --           --
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:

  Depreciation and amortization        2,361,081     2,379,728    2,502,451
  Gain on sale of subsidiary stock
   and other assets                       --            --       (2,313,470)
  Deferred taxes                        (900,298)       83,802      (19,111)

  Income attributable to
   minority interest                     920,522     1,150,690       11,469
  (Income) loss attributable
   to currency translation                  (201)     (511,424)     110,830

  Changes in assets [(increase)
   decrease] and liabilities
   [increase(decrease)]:

   Receivables, net                   (5,649,182)      194,045   (3,053,682)
   Inventories                           632,502    (4,929,306)    (698,187)
   Other current assets                  122,595       147,739     (260,203)
   Accounts payable and accrued
    liabilities                        3,176,740       (21,632)   3,270,750
   Other assets                         (530,503)      114,006     (331,606)
                                      ----------    ----------   ----------
Net cash provided by (used in)
  operating activities                 1,019,014      (329,309)   2,520,474
                                      ----------    ----------   ----------
Cash flows from
  investing activities:

  Purchases of plant and equipment    (4,090,295)   (3,007,547)  (1,842,331)
  Proceeds from sale of assets            --            --          573,708
  Proceeds from sale of
   subsidiary stock                       --            --        5,734,723
                                      ----------    ----------   ----------
Net cash provided by (used in)
 investing activities                 (4,090,295)   (3,007,547)   4,466,100

                                         1996         1995         1994
                                         ----         ----         ----
Cash flows from
  financing activities:

Principal additions to Senior
  Subordinated Notes                   16,500,000        --           --

Principal reductions of Senior
  Subordinated Notes                  (10,350,000)  (3,325,000)  (3,325,000)
Proceeds from additions to
  long-term debt                        2,725,000        --       9,666,667
Proceeds from additions to
  notes payable                            --        8,040,299    7,937,368
Principal reductions of
  long-term debt                       (1,222,847)  (1,131,276)  (5,980,120)
Principal reductions of
  notes payable                        (3,718,522)      --      (14,248,878)
Other non-current liabilities              (1,949)    (109,626)     113,341
Employee Stock Purchase Plan               70,939       68,837       53,641
Exercise of stock options                 384,113      115,578      301,996
                                       ----------   ----------   ----------
Net cash provided by (used in)
  financing activities                  4,386,734    3,658,812   (5,480,985)
                                       ----------   ----------   ----------
Effect of exchange rate changes
 on cash                                 (232,043)    (631,098)     (14,866)
                                       ----------   ----------   ----------
Net increase (decrease) in cash
  and cash equivalents                  1,083,410     (309,142)   1,490,723

Cash and cash equivalents,
  beginning of year                     1,513,622    1,822,764      332,041
                                       ----------   ----------   ----------
Cash and cash equivalents,
  end of year                         $ 2,597,032  $ 1,513,622  $ 1,822,764
                                      ===========  ===========  ===========


Supplemental Disclosures:
 Cash paid during the year for:

 Interest (net of amount capitalized) $3,545,106   $ 3,697,023  $ 4,282,857
 Income taxes                            972,403     1,616,427      400,411


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Business:

     Dixon Ticonderoga Company is a diversified manufacturer and marketer of writing and art products as well as a producer of graphite, lubricant and refractory products. Its largest principal customers are school products distributors, mass merchandisers and industrial manufacturers, although none account for over 6% of revenues.

     Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     Inventories:

     Inventories are stated at the lower of cost or market. Certain inventories amounting to $16,253,000 and $15,250,000, at September 30, 1996 and 1995, respectively, are stated on the last-in, first-out (LIFO) method of determining inventory costs. Under the first-in, first-out
     (FIFO) method of accounting, these inventories would be $958,000 and $1,282,000 higher at September 30, 1996 and 1995, respectively. All other inventories are accounted for using the FIFO method.

     All inventories that are stated on the LIFO method were acquired in 1983 as a result of an acquisition. This acquisition was treated as a purchase and accordingly, inventory was recorded at its fair market value for financial accounting purposes. As a result, the financial accounting basis for the LIFO inventories exceeds the LIFO tax basis by approximately $1,276,000 and $1,339,000 at September 30, 1996 and 1995,
     respectively.

            Inventories consist of (in thousands):

                                          September 30,
                                        1996          1995
                                      ---------------------

            Raw material              $ 12,538     $ 12,450
            Work in process              4,268        4,462
            Finished goods              14,655       15,726
                                      --------     --------
                                      $ 31,461     $ 32,638
                                      ========     ========

     Assets held for sale:

     Assets held for sale represent idled and other assets specifically identified for sale within the next fiscal year. The assets are stated at their aggregate net book value which does not exceed estimated net realizable value.

     Property, plant and equipment:

     Property, plant and equipment are stated at cost. During 1996, capitalized interest (reflected in land and buildings) amounted to $120,443. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the respective assets.

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

     Accounting for long-lived assets:

     The FASB recently issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement, which must be adopted by the Company no later than fiscal 1997, establishes accounting standards with respect to the impairment of long-lived assets. Its adoption is not expected to materially affect the future results of operations or financial position of the Company.

     Reclassifications:

     Certain prior year amounts have been reclassified to conform with the current year classifications.

(2)  ACCRUED LIABILITIES:

     The major components of accrued liabilities are as follows (in thousands):

                                               September 30,
                                            1996            1995
                                          -----------------------

            Salaries and wages            $  2,012       $  1,707
            Employee benefit plans             769            797
            Income taxes                     1,572          1,173
            Other                            6,582          4,711
                                          --------       --------
                                          $ 10,935       $  8,388
                                          ========       ========

(3)  NOTES PAYABLE:

     In July 1996, the Company entered into new financing arrangements with a consortium of lenders to provide additional working capital. The new loan and security agreement provides for a total of $48 million in financing through July 1999. This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate (8.25% at September 30, 1996), plus 0.5%, or the prevailing LIBOR rate (approximately 5.5% at September 30, 1996) plus 2.5%. Borrowings under the revolving credit facility ($13,016,000 as of September 30, 1996) are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. In addition, the financing agreement also includes a term loan in the amount of $7.75 million (see Note 4). In 1995, the Company executed an interest rate "swap" agreement which effectively fixes the rate of interest on approximately $5 million of the revolver debt at 8.87% for five years. The carrying value of borrowings under the revolving credit facility is a reasonable estimate of fair value as interest rates are based on prevailing market rates.

     These new financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. As of September 30, 1996, the Company is presently in compliance with all such provisions. These new arrangements provide up to $10 million in additional financing as compared with the Company's previous primary lender agreement. At September 30, 1996, the Company had approximately $27 million of unused lines of credit available under this new financing arrangement. A fee of 0.25% is paid on the unused portion of the revolving credit facility.

     The weighted average interest rate of the Company's outstanding notes payable (including foreign borrowings) was 8.6%, 9.4% and 12.9% as of September 30, 1996, 1995 and 1994, respectively.

(4)  LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                  September 30,
                                                 1996      1995
                                               ------------------

            12% Senior Subordinated Notes      $ 16,500  $   --
            10.59% Senior Subordinated Notes       --      10,350
            Bank term loan                        7,500     8,667
            Building mortgage                     2,717       --
            Other                                    16       111
                                               --------   -------
                                                 26,733    19,128
            Less-current maturities              (1,614)   (4,587)
                                               --------   -------
                                               $ 25,119  $ 14,541
                                               ========  ========

     In September 1996, the Company completed the private placement of $16.5 million of new 12% Senior Subordinated Notes, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of 10.59% Senior Subordinated Notes due 1999, to reduce short-term borrowings and to provide additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.6% at September 30, 1996). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at its market value of $7.24 per share. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. As of September 30, 1996, the Company is in compliance with all such provisions.

     In connection with the early retirement of the 10.59% Senior
     Subordinated Notes, the Company incurred a loss on early extinquishment of debt of $448,303 ($282,303, after tax), presented as an extraordinary item in the accompanying consolidated financial statements.

     The loan and security agreement with the Company's primary lender (see
     Note 3) also includes a term loan in the amount of $7.75 million. Interest on the term loan is payable monthly at either the bank's prime rate (8.25% at September 30, 1995) plus 0.5% or the prevailing LIBOR rate (approximately 5.5% at September 30, 1995) plus 2.5%. In 1995, the Company executed an interest rate "swap" agreement which effectively fixes the term loan rate at 8.75% through its maturity. The term loan is payable in varying monthly installments through May 2001.

     In addition, in 1996 the Company entered into a mortgage agreement with respect to its corporate headquarters building in Heathrow, Florida. The mortgage (in the original amount of $2.73 million) is for a period of 15 years and bears interest at 8.1%.

     Carrying values of the Senior Subordinated Notes, the bank term loan and the building mortgage are reasonable estimates of fair value as interest rates are based on prevailing market rates.

     Aggregate maturities of long-term debt are as follows (in thousands):

                           1997           $ 1,614
                           1998             1,662
                           1999             1,782
                           2000             1,791
                           2001             6,746
                           Thereafter      13,138
                                          -------
                                          $26,733
                                          =======

(5)  INCOME TAXES:

     The components of net deferred tax liability recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                      1996        1995
                                                    -------     -------
     U.S. current deferred tax assets
       (included in other current assets)           $ 1,884     $ 1,267
     Foreign current deferred tax liability
       (included in accrued liabilities)               (758)     (1,071)
     U.S. and foreign, noncurrent deferred
        tax liability (included in deferred
        income taxes and other)                      (1,017)     (1,155)
                                                    -------     -------
       Net deferred tax asset (liability)           $   109     $  (959)
                                                    =======     =======
     Deferred tax assets:
      Vacation pay                                  $   193     $   168
      Accrued pension                                   175         147
      Accrued legal                                     983         381
      Accrued environmental costs                       135         151
      Accounts receivable                               224         216
      Other                                             111         --
      Foreign net operating loss carryforward           504         492
      Valuation allowance                              (504)       (492)
                                                    -------     -------
       Total deferred tax assets                      1,821       1,063
                                                    -------     -------
     Deferred tax liabilities:
      Inventories                                      (549)       (786)
      Depreciation                                     (461)       (464)
      Property, plant and equipment                    (502)       (525)
      Foreign dividend income                          (200)       (200)
      Other                                             --          (47)
                                                    -------     -------
       Total deferred tax liability                  (1,712)     (2,022)
                                                    -------     -------
       Net deferred tax asset (liability)           $   109     $  (959)
                                                    =======     =======

     It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. Certain undistributed earnings of foreign subsidiaries that are essentially permanent in duration and not expected to reverse in the foreseeable future approximate $8,600,000 as of September 30, 1996. The determination of the unrecognized deferred tax liability for such temporary differences is not practicable.

     The provision for income taxes (benefit) from continuing operations is comprised of the following (in thousands):

                                 1996           1995             1994
                                 ----           ----             ----
            Current:
                 U.S. Federal   $  910         $  795           $   76
                 State              13             44               70
                 Foreign           822            215            1,391
                                ------         ------           ------
                                $1,745         $1,054           $1,537
                                ------         ------           ------
            Deferred:
                 U.S. Federal     (740)          (612)              88
                 Foreign          (160)           696             (107)
                                ------         ------           ------
                                  (900)            84              (19)
                                ------         ------           ------
                                $  845         $1,138           $1,518
                                ======         ======           ======

     Foreign deferred tax provision (benefit) is comprised principally of temporary differences related to Mexico asset purchases. U.S. deferred benefit in 1996 and 1995 results primarily from expenses accrued but not deductible for taxes.

     The Company has net operating loss carryforwards for its United Kingdom subsidiary of approximately $2,000,000 without an expiration date.

     The differences between the provision for income taxes on continuing operations computed at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements are as follows (in thousands):

                                             1996     1995    1994
                                             ----     ----    ----

      Amount computed using statutory rate  $  997   $1,342  $1,682

      Foreign income                          (327)    (329)   (203)

      State taxes, net of federal benefit        9       29      46

      Permanent differences                    126      104     154

      Difference between tax and book
        basis of subsidiary stock               -        -      386

      Utilization of NOL valuation
        allowance                               -        -     (400)

      NOL from utilization of
        foreign tax credits                     -        -     (113)

      Others                                    40       (8)    (34)
                                            ------   ------  ------
      Provision for income taxes            $  845   $1,138  $1,518
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

     The following table sets forth the plans' funded status (accumulated benefits exceed assets in all plans) at September 30, 1996 and 1995 (in thousands):

                                                       September 30,
                                                      1996      1995
                                                      --------------
       Actuarial present value of:

       Accumulated benefit obligation               $(3,530)  $(3,366)
                                                    =======   =======
       Projected benefit obligation                 $(3,530)  $(3,366)

       Plan assets at market value                    2,277     2,030
                                                    -------   -------
       Projected benefit obligation in excess
         of plan assets                              (1,253)   (1,336)

       Unrecognized net gain from past
         experience different from assumptions          474       441

       Unrecognized net obligation being
         recognized over periods from
         10 to 16 years                                 762       800
                                                    -------   -------
       Pension liability                            $   (17)  $   (95)
                                                    =======   =======

     Net periodic pension costs include the following components (in thousands):

                                                       1996   1995   1994
                                                       ----   ----   ----

     Service costs - benefits earned during period     $ 124  $ 100  $  99
     Interest cost on projected benefit obligation       222    184    179
     Actual (return) loss on plan assets                (167)  (150)    28
     Net amortization and deferral                       155    155    (44)
                                                       -----  -----  -----
     Net periodic pension cost                         $ 334  $ 289  $ 262
                                                       =====  =====  =====

    In determining the projected benefit obligation, the assumed discount rates ranged from 4.5% to 7.5% for 1996, 6.0% to 7.5% for 1995, and 4.5%
    to 7.5% for 1994. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5% to 8.5% for 1996, 7.5% to 8.5% for 1995, and 7.5% to 9% for 1994. There are no
    assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

    The Company also maintains a defined-contribution plan (401K) for all non-union domestic employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4%, as specified in the plan. Charges to operations for these plans for the years ended September 30, 1996, 1995 and 1994 were $586,000, $552,000, and $479,000, respectively.

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

 (7)     SHAREHOLDERS' EQUITY:

    The Company provides an employee stock purchase plan under which 100,000 shares of its common stock can be issued. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10% of their compensation at the lower of 85% of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 1996, 1995, and 1994, 11,714,
    10,123, and 9,305 shares, respectively, were issued under this plan. At September 30, 1996, there are 19,689 shares available for future purchases under the plan.

    In addition, the Company has granted options to key employees, under the 1979 and 1988 Dixon Ticonderoga Company Executive Stock Plans to purchase shares of its common stock at the market price on the date of grant. Options under the 1979 Plan (as amended) become exercisable one year after date of grant and were exercisable during a period not to exceed ten years from date of grant. All remaining options under the 1979 Plan were exercised during 1996. Under the 1988 Plan (as amended) options vest 25% after one year; 25% after two years; and 50% after three years, and remain exercisable for a period of three years from the date of vesting. All options expire three months after termination of employment. At September 30, 1996, there were 287,192 options exercisable and 231,390 shares available for future grants under the Plans. The following table summarizes the combined stock options activity for 1996, 1995 and 1994:

                           1996               1995                 1994
                           ----               ----                 ----
                     Number of Option    Number of Option    Number of Option
                      Shares   Price      Shares   Price      Shares   Price
                     ----------------    ----------------    ----------------
Options outstanding    74,026  $4.20       74,026  $4.20       94,213  $4.20
 beginning of year     52,333  4.75        75,302   4.75      103,152   4.75
                        1,500  5.13         2,000   5.13        2,000   5.13
                       42,375  7.75        43,000   7.75       46,000   7.75
                        2,000  6.13         2,000   6.13
                       99,000  8.63

Options exercised     (74,026) 4.20                           (20,187)  4.20
                      (14,069) 4.75       (22,969)  4.75      (27,850)  4.75
                                             (500)  5.13
                                             (125)  7.75

Options granted                                                 2,000   6.13
                       94,000  6.75
                       17,000  7.13
                                            2,000   8.13
                                          100,000   8.63

Options expired        (1,447) 4.75
 or canceled           (1,500) 5.13
                                             (500)   7.75      (3,000)  7.75
                                           (2,000)   8.13
                       (2,000) 8.63        (1,000)   8.63
                       (2,000) 6.75
                      -------             -------             -------
                      287,192             271,234             196,328

     In 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." The statement (effective for the Company in fiscal 1997) provides for certain specific disclosures regarding the value of stock option grants made in fiscal 1996 and thereafter. The Company does not expect to adopt the compensation recognition provision of the Statement, and, accordingly, it is not expected to affect the future results of operations or financial position of the Company. The specific disclosures required by the Statement have not been calculated at this time.

     In March 1995, the Company declared a dividend distribution of one Preferred Stock Purchase Right on each share of Company common stock.
     Each Right will entitle the holder to buy one-thousandth of a share of a new series of preferred stock at a price of $30.00 per share. The Rights will be exercisable only if a person or group (other than the Company's chairman, Gino N. Pala, and his family members) acquires 20% or more of the outstanding shares of common stock of the Company or announces a tender offer following which it would hold 30% or more of such outstanding common stock. The Rights entitle the holders other than the acquiring person to purchase Company common stock having a market value of two times the exercise prices of the Right. If, following the acquisition by a person or group of 20% or more of the Company's outstanding shares of common stock, the Company were acquired in a merger or other business combination, each Right would be exercisable for that number of the acquiring company's shares of common stock having a market value of two times the exercise prices of the Right.

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

(9)  EARNINGS PER COMMON SHARE:

     Earnings per common share have been computed based upon the total weighted average number of common shares outstanding (3,233,684, 3,180,626, and 3,114,538 in 1996, 1995 and 1994, respectively).

(10) DISCONTINUED OPERATIONS:

     Pursuant to a 1995 formal plan and agreement, the Company transferred the remaining property and its developmental rights dedicated to the Bryn Mawr Ocean Towers Condominium project to its Association. Discontinued operations in 1995 reflect a loss on disposal of $420,000 (net of a tax benefit of $250,000).

     The Real Estate segment has been accounted for as a discontinued operation as of September 30, 1995, and, accordingly, its operating results are reported in this manner in all years presented in the accompanying Consolidated Financial Statements and related data. Revenues of the Real Estate segment were $135,000 in 1994. There were no revenues in 1995. Net real estate operating losses were $279,000 and $126,000 in 1995 and 1994, respectively. Related income tax benefits were $104,000 and $10,000 in 1995 and 1994, respectively.

(11) LINE OF BUSINESS REPORTING:

     In 1996, the Company redefined its principal business segments to reflect its current management structure and strategic objectives. Accordingly, certain prior year amounts have been reclassified to conform with the related current year presentation.

     The Company has two principal business segments -- its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of September 30, 1996, 1995 and 1994, and for the years then ended (in thousands).

                          Consumer   Industrial      Total
                           Group       Group        Company
                          --------   ----------     -------
          Net
          revenues:

           1996           $81,756      $24,940      $106,696
           1995           $70,451      $25,114      $ 95,565
           1994           $68,025      $23,908      $ 91,933

          Operating
          profits:

           1996           $ 6,082      $ 3,707      $  9,789
           1995           $ 6,677      $ 3,694      $ 10,371
           1994           $ 5,554      $ 3,341      $  8,895

     Certain corporate expenses have been allocated based upon respective segment sales. Interest expense was $3,424, $3,653 and $4,330; litigation settlements and related costs were $2,039 in 1996 and $1,530 in 1995; general corporate expenses were $1,393, $1,241 and $1,931 in 1996, 1995 and 1994 respectively; gains on sales of assets were $2,313 in 1994, resulting in income from continuing operations before income taxes of $2,934, $3,947, and $4,947 in 1996, 1995 and 1994, respectively.

                          Consumer   Industrial      Total
                           Group       Group        Company
                          --------   ----------     -------
          Identifiable
           assets:

           1996           $59,115      $13,417      $ 72,532
           1995           $51,373      $13,801      $ 65,174
           1994           $51,090      $13,555      $ 64,645

     Corporate assets were $5,316, $4,984, and $3,423, at September 30, 1996, 1995 and 1994, respectively. Assets of discontinued operations were $783 at September 30, 1994.

                          Consumer   Industrial      Total
                           Group       Group        Company
                          --------   ----------     -------
          Depreciation and
           amortization:

           1996           $ 1,296      $   441      $ 1,737
           1995           $ 1,347      $   456      $ 1,803
           1994           $ 1,578      $   437      $ 2,015

          Expenditures for
           plant and equipment:

           1996           $ 1,250      $   585      $ 1,835
           1995           $ 1,029      $   461      $ 1,490
           1994           $   898      $   704      $ 1,602


     Corporate depreciation and amortization were $624, $577, and $487 for the years ended September 30, 1996, 1995 and 1994, respectively. Corporate expenditures for equipment were $2,418, $1,601, and $389 in 1996, 1995 and 1994, respectively.


       Foreign operations (Consumer Group):

                                               Operating    Identifiable
                                  Revenues      Profits        Assets
                                  --------     ---------    ------------
            1996:
              Canada              $ 8,715       $   670     $   6,277
              Mexico                9,544        1,946          8,906
              United Kingdom          873          (45)           635

            1995:
              Canada               $ 7,623     $   576        $ 6,839
              Mexico                 7,588       2,997          8,085
              United Kingdom           839         (40)           648

            1994:
              Canada               $ 7,087     $   180        $ 4,433
              Mexico                10,551       2,431         10,475
              United Kingdom           617         (62)           483

(12) COMMITMENTS AND CONTINGENCIES:

     Under an agreement with Warner Bros. Consumer Products, the Company manufactures and markets in the U.S. and Canada a complete line of products featuring the famous Looney Tunes characters. Under the terms of the agreement, the Company has the right to market and sell all types of pencils, pens, crayons, chalks, markers, paints, art kits and related items. Through fiscal 1996, the Company has exceeded its minimum obligation under the agreement and currently pays a royalty of 10% on all related sales.

     In 1995, the Company entered into employment agreements with two executives which provide for the continuation of salary (currently aggregating $31,700 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter.

     The Company, in the normal course of business, is party in certain litigation. Ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company continues to evaluate pursuing other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and is in the process of preparing and filing an appeal. As a result of the judgment, a provision of approximately $2 million ($1.44 million, net of tax or 45 cents per share) has been recorded in 1996. In 1995, the Company provided approximately $1.5 million in total ($960,000 net of tax or 30 cents per share) for settlement and related legal costs associated with three separate lawsuits, including the aforementioned ECRA claim.

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

(13) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (In Thousands, Except Per Share Data):


       1996:                          First    Second     Third     Fourth

       Revenues                      $20,946   $20,622   $33,170   $31,958
       Operating income                  980     1,016     3,680     2,720
       Income (loss) before taxes
         and minority interest           365    (1,814)*   2,759     1,624
       Minority interest                (114)     (127)     (348)     (332)
       Extraordinary item                --        --        --       (282)
       Net income (loss)                 151    (1,254)*   1,417       572
       Earnings (loss) per share         .05      (.39)*     .44       .17


       1995:                           First    Second     Third    Fourth

       Revenues                      $21,393   $19,371   $28,446   $26,355
       Operating income                1,373     1,623     3,181     2,953
       Income before taxes
         and minority interest           618       784     2,185       360*
       Minority interest                 (58)     (332)     (154)     (607)
       Discontinued operations           (20)      (30)     (100)     (445)
       Net income (loss)                 302       140     1,185      (564)*
       Earnings (loss) per share         .10       .04       .37      (.18)*


  * Reflects provision for litigation settlements and related costs as described in Note 12.

  (14) SUBSEQUENT EVENT:

       On November 22, 1996, the Company's New Castle Refractories Division entered into an agreement to perpetually license certain silicon carbide refractory brick technology from Carborundum Corporation. Under the terms of the perpetual license agreement, the Company is obligated to pay a fixed sum of $450,000 with payments made through 2001 or earlier, if certain stipulated sales levels are reached.
       The Company also executed related agreements to, at its option, purchase manufactured product or specific equipment from Carborundum Corporation.


                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                      Deductions
                            Balance at   Additions       From      Balance
                            Beginning     Charged      Reserves    at Close
       Description          of Period    to Income       (1)       of Period
       -----------          ----------   ---------    ----------   ---------

  ALLOWANCE FOR DOUBTFUL
    ACCOUNTS:
  Year Ended
     September 30, 1996     $ 796,715    $ 977,965    $ 422,269    $1,352,411
                            =========    =========    =========    ==========
    Year ended
     September 30, 1995     $ 564,905    $ 421,850    $ 190,040    $  796,715
                            =========    =========    =========    ==========
    Year ended
     September 30, 1994     $ 610,427    $ 198,647    $ 244,169    $  564,905
                            =========    =========    =========    ==========



  (1) Write-off of accounts considered to be uncollectible (net of recoveries).

                      CONSENT OF INDEPENDENT ACCOUNTANTS



  Shareholders and Board of Directors of
  Dixon Ticonderoga Company


       We consent to the incorporation by reference into the previously filed registration statements of Dixon Ticonderoga Company on Form S-8 (File Nos. 33-20054 and 33-23380) of our report, dated November 27, 1996, on our audit of the consolidated financial statements and financial statement schedule of Dixon Ticonderoga Company and subsidiaries as of September 30, 1996, 1995 and 1994, and for the years then ended, which report is included in this Annual Report on Form 10-K.





                                               COOPERS & LYBRAND L.L.P.



  Orlando, Florida
  December 19, 1996

PAGE> 48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
---------------------------------------------------------------------

     None.
                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

    Information required under this Item with respect to Directors will be contained in the Company's 1996 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

     The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. All Executive Officers are subject to re-election or re-appointment by the Board of Directors at the first Directors' Meeting succeeding the next Annual Meeting of shareholders.

     Name                  Age                   Title
     ----                  ---                   -----

Gino N. Pala               68        Chairman of the Board since February
 (Father-in-law of                   1989; President and Chief Executive
  Richard F. Joyce)                  Officer since July 1985; prior thereto
                                     President and Co-chief Executive
                                     Officer since 1978.

Richard A. Asta            40        Executive Vice President of Finance
                                     and Chief Financial Officer since
                                     February 1991; prior thereto Senior
                                     Vice President - Finance and Chief
                                     Financial Officer since March 1990.

Richard F. Joyce           41        Vice Chairman of the Board since
 (Son-in-law of                      January 1990; President and Chief
  Gino N. Pala)                      Operating Officer, Consumer Group,
                                     since March, 1996; Executive Vice
                                     President and Chief Legal Executive
                                     since February 1991; prior thereto
                                     Corporate Counsel since July 1990.

Leonard D. Dahlberg, Jr.   45        Executive Vice President, Industrial
                                     Group, since March 1996; prior thereto
                                     Executive Vice President of
                                     Manufacturing/Consumer Products
                                     Division since August 1995; prior
                                     thereto Senior Vice President of
                                     Manufacturing since February 1993;
                                     prior thereto Vice President of
                                     Manufacturing since March 1990.

Kenneth A. Baer            50        Vice President and Treasurer since
                                     January 1991; prior thereto Treasurer
                                     since November 1985.

Laura Van Camp             45        Corporate Secretary since January
                                     1986; prior thereto secretary to
                                     President and Chief Executive Officer
                                     since February 1982.

John Adornetto             55        Vice President and Corporate
                                     Controller since January 1991; prior
                                     thereto Corporate Controller since
                                     September 1978.

Richard H. D'Antonio       48        Senior Vice President and Chief
                                     Information Officer since March 1996;
                                     prior thereto Vice President of
                                     Information Services since October
                                     1993; prior thereto Principal of RHD
                                     Management Consulting since May 1990.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required under this Item will be contained in the Company's 1996 Proxy Statement which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
--------------------------------------------------

     Information required under this Item will be contained in the Company's 1996 Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required under this Item will be contained in the Company's 1996 Proxy Statement which is incorporated herein by reference.

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)   Documents filed as part of this report:

      1.  Financial statements

      See index under Item 8. Financial Statements and Supplementary Data.

      2.  Exhibits

      The following exhibits are required to be filed as part of this Annual Report on Form 10-K:

      (3)       Amended and Restated Bylaws

      (10)a. First Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada

      (10)b. 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement

      (10)c. 12.00% Senior Subordinated Notes, Due 2003, Common Stock Purchase Warrant Agreement

      (10)d. License and Technological Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company

      (10)e. Equipment Option and Purchase Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company

      (10)f. Product Purchase Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company

      (21)      Subsidiaries of the Company

      (27)      Financial Data Schedule

(b)   Reports on Form 8-K:

      None.

                                SIGNATURES

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


/s/  Gino N. Pala                 Chairman of Board, President, Chief
--------------------------        Executive Officer and Director
     Gino N. Pala

/s/  Richard F. Joyce             Vice Chairman, Executive Vice President/
--------------------------        Corporate Counsel and Director
     Richard F. Joyce

/s/  Richard A. Asta              Executive Vice President of Finance and
--------------------------        Chief Financial Officer
     Richard A. Asta

/s/  Bobby Brantley               Director
--------------------------
     Bobby Brantley

/s/  John E. Ramondo              Director
--------------------------
     John E. Ramondo

/s/  Joseph R. Sadowski           Director
--------------------------
     Joseph R. Sadowski

/s/  Philip M. Shasteen           Director
--------------------------
     Philip M. Shasteen

/s/  Samuel B. Casey, Jr.         Director
--------------------------
     Samuel B. Casey, Jr.

/s/  Ben Berzin, Jr.              Director
--------------------------
     Ben Berzin, Jr.

                DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                               EXHIBIT (21)

                                    TO

                      1996 ANNUAL REPORT ON FORM 10-K

                        SUBSIDIARIES OF THE COMPANY

     All of the Company's subsidiaries as of September 30, 1996, are listed below. All subsidiaries are included in the consolidated financial statements of the Company.


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