Form 10-Q
period 1996-12-31
DIXON TICONDEROGA CO
filed 1997-02-14
CIK 14995

                       SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED DECEMBER 31, 1996     COMMISSION FILE NO. O-2655

                                        OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                          DIXON TICONDEROGA COMPANY
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-0973760
---------------------------------         ----------------------------------
(State or other jurisdiction                          I.R.S. Employer
of incorporation or organization)                    Identification No.

              195 International Parkway, Heathrow, FL  32746
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

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                       Outstanding as of December 31, 1996
----------------------------       -----------------------------------------
 Common Stock $1 par value                            3,293,778

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                         Page
                                                                         ----

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Information

           Consolidated Balance Sheets --
           December 31, 1996 and September 30, 1996                        3-4

           Consolidated Statements of Operations --
           For The Three Months Ended December 31, 1996 and 1995             5

           Consolidated Statements of Cash Flows --
           For The Three Months Ended December 31, 1996 and 1995           6-7

           Notes to Consolidated Financial Statements                     8-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11-14



PART II.   OTHER INFORMATION


Item 5.    Other Information                                                15

Item 6.    Exhibits                                                         15

           Signatures                                                       16

                       PART I - FINANCIAL INFORMATION

Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
-------                  CONSOLIDATED BALANCE SHEETS
                                            December 31,    September 30,
                                               1996              1996
                                            ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $ 1,806,583      $ 2,597,032
   Receivables, less allowance for
    doubtful accounts of $974,629
    at December 31, 1996 and $1,352,411
    at September 30, 1996                    16,931,007       23,442,889
   Inventories                               34,217,079       31,460,934
   Other current assets                       3,433,395        3,044,796
                                            -----------      -----------
     Total current assets                    56,388,064       60,545,651
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        15,977,066       15,711,724
   Machinery and equipment                   16,696,434       16,537,994
   Furniture and fixtures                       905,130          917,222
                                            -----------      -----------
                                             33,578,630       33,166,940
   Less accumulated depreciation            (18,208,528)     (17,730,505)
                                            -----------      -----------
                                             15,370,102       15,436,435
OTHER ASSETS                                  2,213,845        1,866,054
                                            -----------      -----------
                                            $73,972,011      $77,848,140
                                            ===========      ===========

                                            December 31,     September 30,
                                                1996             1996
                                            ------------     -------------
CURRENT LIABILITIES:
   Notes payable                            $11,829,535      $14,159,143
   Current maturities of long-term debt       1,639,583        1,613,773
   Accounts payable                           5,380,160        5,461,348
   Accrued liabilities                        9,320,104       10,934,838
                                            -----------      -----------
     Total current liabilities               28,169,382       32,169,102
                                            -----------      -----------
LONG-TERM DEBT                               24,769,513       25,119,305
                                            -----------      -----------
DEFERRED INCOME TAXES AND OTHER               1,434,968        1,051,171
                                            -----------      -----------
MINORITY INTEREST                             3,515,351        3,517,006
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                  ---              ---
   Common stock, par $1, authorized
    8,000,000 shares; issued 3,537,211
    shares                                    3,537,211       3,537,211
   Capital in excess of par value             2,489,674       2,489,674
   Retained earnings                         13,740,889      13,526,520
   Cumulative translation adjustment         (2,792,159)     (2,669,031)
                                            -----------     -----------
                                             16,975,615      16,884,374
   Less - treasury stock, at cost
    (243,433 shares)                           (892,818)       (892,818)
                                            -----------     -----------
                                             16,082,797      15,991,556
                                            -----------     -----------
                                            $73,972,011     $77,848,140
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED
                                     DECEMBER 31,
                                  1996         1995
                                --------     --------
REVENUES                       $22,307,880  $20,945,721
                               -----------  -----------

COST AND EXPENSES:

  Cost of goods sold            14,660,470   14,289,772

  Selling and administrative
   expenses                      6,354,592    5,676,154
                               -----------  -----------

                                21,015,062   19,965,926
                               -----------  -----------

OPERATING INCOME                 1,292,818      979,795

INTEREST EXPENSE                 ( 799,622)    (614,415)
                               -----------  -----------

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST             493,196      365,380

INCOME TAXES                       125,974      100,647
                               -----------  -----------
                                   367,222      264,733

MINORITY INTEREST                  152,845      114,110
                               -----------  -----------

NET INCOME                     $   214,377  $   150,623
                               ===========  ===========

EARNINGS PER
 COMMON SHARE                  $       .07  $       .05
                               ===========  ===========

WEIGHTED AVERAGE
 SHARES OUTSTANDING               3,293,778    3,194,153
                                ===========  ===========

            The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                    1996           1995
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $   214,377    $   150,623

Adjustment to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    646,973        599,675
  Deferred taxes                                    75,380         85,131
  Provision for doubtful accounts receivable        94,292         78,713
  Income attributable to currency translation      (36,164)       (46,089)
  Income attributable to minority interest         152,844        114,110
  Changes in assets and liabilities:
   Receivables                                   6,276,321      1,641,853
   Inventories                                  (2,891,501)      (823,300)
   Other current assets                           (428,320)      (398,139)
   Accounts payable and accrued liabilities     (1,699,027)    (1,567,732)
   Other assets                                     50,334        (91,051)
                                               -----------    -----------

Net cash provided by (used in) operations        2,455,509       (256,206)
                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of plant and equipment, net            (513,073)    (1,157,217)
                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from (principal
   reductions of) notes payable                 (2,293,508)     2,181,101
 Principal reductions of long-term debt           (326,500)      (283,637)
 Employee stock options                             --             26,104
 Other non-current liabilities                      (2,565)        (1,809)
                                                -----------   -----------
Net cash provided by (used in)
 financing activities                           (2,622,573)     1,921,759
                                                -----------   -----------

Effect of exchange rate changes on cash           (110,312)      (212,274)
                                                -----------   -----------

Net decrease in cash and
 cash equivalents                                 (790,449)       296,062

Cash and cash equivalents,
 beginning of period                             2,597,032      1,513,622
                                                ----------    -----------
Cash and cash equivalents,
 end of period                                  $1,806,583    $ 1,809,684
                                                ==========    ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)         $1,054,706    $   429,281
   Income taxes                                    105,758        101,978

            The accompanying notes to consolidated financial statements are an integral part of these statements.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of December 31, 1996, and the results of their operations and cash flows for the three months ended December 31, 1996 and 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain fiscal 1996 balances have been reclassified to conform to current year presentation.

2.   INVENTORIES:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 1996 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                              December 31,   September 30,
                                  1996           1996
                              ------------   -------------

     Raw materials              $15,282        $12,538
     Work in process              4,245          4,268
     Finished goods              15,690         14,655
                                -------        -------
                                $34,217        $31,461
                                =======        =======

3.   EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes accounting standards with respect to the impairment of long-lived assets. No material impairment of the Company's long-lived assets has been identified.

In 1995, the FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation." The statement is effective for the Company in fiscal 1997 and requires that certain specific disclosures regarding the value of stock option grants made in fiscal 1996 and thereafter be included in its 1997 annual report on Form 10-K. The Company did not adopt the compensation recognition provision of the Statement, and, accordingly, it is not expected to affect the future results of operations or financial position of the Company. The specific disclosures required by this statement have not been determined at this time.


4.   ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements is primarily due to foreign and state income taxes and other permanent items.

5.   CONTINGENCIES:

The Company, in the normal course of business, is party in certain litigation. Ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company intends to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and has filed an appeal. As a result of the judgment, a provision of approximately $2 million ($1.44 million, net of tax) was recorded in fiscal 1996. This amount is in addition to approximately $1.3 million ($800,000, net of tax) provided in prior periods. No anticipated recoveries from insurance carriers or other third parties have been considered in these recorded loss provisions.

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

The Company is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $400,000 as of December 31,
1996), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

6.   SUBSEQUENT EVENT:

On February 7, 1997, the Company repurchased 9,900,000 shares (or approximately 30%) of its subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V., from a consortium of Mexican financial institutions. The shares, which were repurchased for approximately $2.5 million (or 25 cents per share), were originally issued in 1994, when the Company sold 16,627,760 shares of Dixon Ticonderoga de Mexico, S.A. de C.V., in an initial public offering on the Mexico Intermediate Market at a price of approximately 40 cents per share (U.S. equivalency).

Item 2.
-------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended December 31, 1996, increased $1,362,000 from the same quarter last year. The changes by segment are as follows:

                                    Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.                $   52        --     (1)        1
         Consumer Foreign              1,196        50     46         4
         Industrial                      114         2      3        (1)

Consumer U.S. revenues increased slightly despite a continuing shift in educational market business to later fiscal quarters. The increased Foreign Consumer revenue was primarily due to increased volume in Mexico, reflecting a successful government bid and aggressive efforts in the mass market. The value of the Mexican peso was relatively stable, thus having only a minimal effect on revenue in the first quarter.

While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso once in each of the last three decades, the last one being in December 1994. In the short term after such a devaluation, consumer confidence has been shaken, leading to an intermediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. The Company does not employ any currency hedging practices. This currency risk in Mexico is managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

As of January 1, 1997, Mexico will once again be considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52 "Foreign Currency Translation." Translation gains or losses will therefore impact the results of operations going forward, although management does not presently expect these gains or losses to be material.

Revenues decreased $9,650,000 from the prior quarter as follows:

                                    Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.                $(6,960)     (35)   (35)      --
         Consumer Foreign              (2,908)     (45)   (42)      (3)
         Industrial                       218        4      4       --


U.S. and Foreign Consumer reflects the seasonality of demand for their products. Historically, this quarter represents approximately 20% of annual revenues being shipped, while the prior quarter represents 30%. The higher percentage in the prior quarter represents seasonal school and mass market sales.

OPERATING INCOME increased $313,000 over the same quarter last year. U.S. Consumer increased $265,000. Increased manufacturing efficiencies contributed to lower total cost of goods sold (65.7% of sales as compared with 68.2% in the prior year quarter). This improvement was partially offset by higher distribution and promotional costs incurred to service the retail and mega-store markets, which largely contributed to an increase in total selling and administrative expenses (28.5% of sales as compared with 27.0% last year). Foreign operating income also increased $145,000 on higher revenue. Industrial operating income decreased $60,000 due to somewhat higher general and administrative expenses.

Operating income decreased $1,427,000 from the prior quarter due primarily to the aforementioned seasonality that generates higher revenues and related operating income in the final fiscal quarter.

INTEREST EXPENSE increased $185,000 over the same quarter last year. The increase was primarily due to new mortgage debt for the Company's corporate headquarters building and higher effective rates and balances of subordinated debt. An additional $41,000 relates to the Foreign Consumer segment.
Interest expense decreased $296,000 over the prior quarter primarily due to lower cyclical borrowing levels.

INCOME TAXES increased $25,000 over the same quarter last year and decreased $313,000 from the prior quarter principally due to changes in before tax income.

MINORITY INTEREST represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. in each period presented. In February 1997, the Company increased its ownership, thus reducing minority interest to approximately 20%. See Note 6 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition has benefited from its recent operating success and the completion of major financing initiatives. Cash flows from operating activities in the first quarter of fiscal 1997 improved by approximately $2.7 million over the same quarter last year, due principally to increased receivable collections from strong fourth quarter 1996 revenues. These cash flows were partially offset by higher inventory levels needed to service the Company's growing U.S. and Foreign Consumer business.

Investing activities in the same quarter last year included approximately $1 million of costs related to the construction of the Company's new corporate headquarters. Total capital expenditures in fiscal 1997 are expected to return to more customary levels (approximately $2.2 million). Such expenditures approximated $573,000 in the first quarter. In addition, the Company has financed certain strategic manufacturing equipment (in the amount of $2.5 million) under a long-term operating lease arrangement. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will continue to be funded from operations and existing financing arrangements.

In July 1996, the Company entered into new financing arrangements with a consortium of lenders to provide additional working capital. The new loan and security agreement provides for a total of $48 million in financing. This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the original amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001. The Company previously executed certain interest rate "swap" agreements which effectively fix the rate of interest on approximately $13 million of this debt at 8.75% to 8.87%.

The new financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. These new arrangements provide up to $10 million in additional financing as compared with the Company's previous primary lender agreement. At December 31, 1996, the Company had approximately $28 million of unused lines of credit available under this new financing arrangement.

In September 1996, the Company also completed the private placement of $16.5 million of new 12% Senior Subordinated Notes, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of Senior Subordinated Notes due 1999, and to reduce short-term borrowings, thus providing additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.6% at December 31, 1996). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at its market value of $7.24 per share. The note agreement contains provisions which limit the payment of dividends and requires the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance.

The Company entered into the aforementioned interest rate "swap" agreements to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The "swaps" are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.

The new and existing sources of financing and cash expected to be generated from future operations will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of its obligations.

                        PART II.  OTHER INFORMATION



Item 5.    Other Information
-------    -----------------

Information regarding the Company's repurchase of shares in its subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. (See PART I - Item 1., Note 6 to Consolidated Financial Statements and Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations) is incorporated by reference herein and in lieu of a separate report on Form 8-K.


Item 6.   Exhibits
-------   --------

Note applicable.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY




Dated:  February 14, 1997                       By: /s/ Gino N. Pala
                                                 ----------------------------
                                                 Gino N. Pala
                                                 Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director



Dated:  February 14, 1997                     By: /s/ Richard A. Asta
                                                 ----------------------------
                                                 Richard A. Asta
                                                 Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer



Dated:  February 14, 1997                     By: /s/ John Adornetto
                                                 ----------------------------
                                                 John Adornetto
                                                 Vice President/Corporate
                                                  Controller and Chief
                                                  Accounting Officer