Form 10-K/A
period 1996-09-30
DIXON TICONDEROGA CO
filed 1997-03-21
CIK 14995

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-K/A

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        September 30,
For the fiscal year ended   1996         Commission file number  0-2655

                           DIXON TICONDEROGA COMPANY
                --------------------------------------------------
                  (Exact name of Company as specified in its charter)

Form 10-K/A

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

     Act of 1934 (Fee Required) For the fiscal year ended  September 30,
     1996.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transaction period from
          to     .

                  Delaware                                23-0973760
   ------------------------------------            ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         195 International Parkway, Heathrow, FL           32746
   ---------------------------------------------------   --------
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (407) 829-9000

    Title of each class            Name of each exchange on which registered

Common Stock, $1.00 par value                       American Stock Exchange
-----------------------------                       -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Documents Incorporated by Reference:

Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 1996.

                                      PART I

ITEM 1. BUSINESS

                     NEW DEVELOPMENTS AND BUSINESS STRATEGIES

     Dixon Ticonderoga Company (hereinafter the "Company") accomplished many strategic objectives during 1996. The Company reorganized and strengthened its management ranks into its two core business groups, as revenues grew to $106.7 million from $95.6 million in 1995. In addition, these businesses earned approximately $10 million in operating income for the second consecutive year (exclusive of provisions for litigation settlements and related costs). The Company also continued its efforts to improve its customer service capabilities by opening a dedicated central distribution center in Shelbyville, Tennessee, and through further technology enhancements.

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

     Despite the success experienced in 1996, the results from operations were adversely affected by certain unusual items. The Company provided approximately $2 million ($1.44 million after tax) towards the final settlement of its long-standing Dixon Venture lawsuit, based upon the decision rendered by the Court in April 1996. (This amount was in addition to a 1995 provision of $1.3 million.) In addition, an extraordinary charge of $282,000 was incurred in connection with the early retirement of certain long-term debt as part of the recapitalization described above.

     Further information regarding these matters is included elsewhere in the Annual Report on Form 10-K/A.

                           COMPANY ORGANIZATION

                        Dixon Ticonderoga Company
                                (Parent)
                                   |
                                   |
       --------------------------------------------------------
       |                           |                          |
       |                           |                          |
Dixon Ticonderoga, Inc./   Dixon Europe, Ltd.         Bryn Mawr Ocean
Canada (Wholly-Owned)      (Wholly-Owned)             Resorts/Inactive
       |                                              (Wholly-Owned)
       |                                                    and
Dixon Ticonderoga de                                  Ticonderoga Graphite,
Mexico, S.A. de C.V.                                  Inc./Inactive
(50.1% Owned)                                         (Wholly-Owned)

                            INDUSTRY SEGMENTS

     In 1996, the Company redefined its principal business segments to reflect its current management structure and strategic objectives. The Company has two principal continuing business segments: its Consumer Group and Industrial Group. These segments, and the primary operations of each, are as follows:

     BUSINESS SEGMENTS                     OPERATIONS
     -----------------                     ----------

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

ITEM 2. PROPERTIES

     The following properties of the Company are owned and are collateralized or pledged under the Company's loan agreement with a consortium of lenders (First Union Capital Corporation as agent), except for the Heathrow, Florida, property, which is subject to a separate mortgage agreement. See Notes 3 and 4 to Consolidated Financial Statements. Most of the buildings are of steel frame and masonry or concrete construction.
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

                                   FISCAL                     FISCAL
   QUARTER ENDING                   1996                       1995
   --------------               ------------                ------------

                              LOW         HIGH             LOW        HIGH
                              ---         ----             ---        ----
   December 31                5.50        9.88             7.38       9.88
   March 31                   6.38        7.75             8.50      11.13
   June 30                    6.00        7.50             7.13       8.88
   September 30               6.50        8.13             7.25       8.38

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

ITEM 6.  SELECTED FINANCIAL DATA

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    FOR THE FIVE YEARS ENDED SEPTEMBER 30, 1996
                     (in thousands, except per share amounts)

                                  1996    1995      1994      1993      1992
                                 ------  ------    ------     ------   ------
REVENUES                        $106,696 $95,565   $91,932   $82,138   $81,740
                                ======== =======   =======   =======   =======
INCOME FROM
 CONTINUING OPERATIONS          $  1,168 $ 1,658   $ 3,417   $   476   $   437

LOSS FROM
 DISCONTINUED OPERATIONS             -      (595)     (116)     (146)     (179)

EXTRAORDINARY ITEM                  (282)     -         -         -         -

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE             -        -         -        235        -
                                -------- -------   -------   -------   -------
NET INCOME                      $    886 $ 1,063   $ 3,301   $   565   $   258
                                ======== =======   =======   =======   =======

EARNINGS (LOSS) PER
 COMMON SHARE:

  CONTINUING OPERATIONS         $    .36 $   .52   $  1.10  $   .15    $   .14

  DISCONTINUED OPERATIONS             -     (.19)     (.04)    (.04)      (.06)

  EXTRAORDINARY ITEM                (.09)      -         -        -          -

  CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE            -        -         -       .07        -
                                --------  -------   -------   -------   -------
NET INCOME                      $    .27  $   .33   $  1.06   $   .18   $  .08
                                ========  =======   =======   =======  =======
TOTAL ASSETS                    $ 77,848  $70,158   $68,852   $63,946  $61,981
                                ========  =======   =======   =======  =======
LONG-TERM DEBT                  $ 25,119  $14,541   $19,141   $18,279  $23,083
                                ========  =======   =======   =======  =======
DIVIDENDS PER
  COMMON SHARE                  $   -    $   -      $   -     $   -    $   -
                                ======== =======    =======   =======  =======

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 vs. 1995:

     Income from continuing operations before income taxes, minority interest and extraordinary items decreased $1,014,000 in 1996. In 1996 and 1995 there were provisions of $2,039,000 and $1,530,000, respectively, for litigation settlements and legal costs related to several lawsuits (see Item 3 and Note 12 to Consolidated Financial Statements). Foreign Consumer operating profits decreased $962,000 primarily due to provisions for doubtful accounts receivable (of approximately $500,000) in Mexico, as well as 1995 foreign currency gains of over $500,000. The referenced $500,000 provision for doubtful accounts was principally due to one large and unusual bad debt regarding a large Mexican retailer. The Company does not expect such losses to reoccur, nor does this represent any trend or deterioration of the Company's Mexico accounts receivable. Also in 1996, there were additional distribution and promotional costs incurred by U.S. Consumer to service the mass retail and mega-store markets. Interest expense decreased $229,000 due to lower average borrowings. Income tax expense decreased in the same proportions as before tax income. The difference between the effective tax rate and the U.S. statutory rate primarily is due to the effect of lower foreign rates and certain permanent items.

1995 vs. 1994:

     Income from continuing operations before income taxes and minority interest decreased $1,000,000 in 1995. Included in 1995 are provisions of $1,530,000 for litigation settlements and legal costs related to several lawsuits (see Item 3 and Note 12 to Consolidated Financial Statements). In 1994, there was a gain on sale of subsidiary stock and other assets of $2,313,000 relating primarily to the sale of stock in our Mexico subsidiary (see Note 8 to Consolidated Financial Statements). Net corporate expenses decreased $690,000 in 1995, while interest expense decreased $678,000. The interest expense reduction was principally due to the Mexican subsidiary's low borrowing position subsequent to the aforementioned sale of stock.
Income taxes decreased $380,000 on lower before tax income and the 1995 effective rate decreased due to the impact of lower foreign rates and certain permanent items.

1994 vs. 1993:

     The improvement in income before income taxes amounted to $3,946,000 in 1994. The increase in gain on sale of subsidiary stock and other assets of $1,942,000 is primarily due to the sale of the stock in the Mexico subsidiary (see Note 8 to Consolidated Financial Statements). Increased revenue in the Consumer Group (primarily due to volume) led to better manufacturing efficiencies. New products and more aggressive marketing, particularly in the retail market, contributed to this volume increase. Industrial Group revenue improved principally due to Refractory division increases in volume and more favorable mix contributing to higher profitability. The interest expense increase was due primarily to higher average rates of interest in 1994. Income taxes increased $993,000 on higher income. The 1994 effective tax rate was lower than the statutory rate due to the favorable effects of lower foreign tax rates and utilization of foreign tax credits and net operating loss valuation allowances, partially offset by unfavorable effects of certain permanent items, including the difference between tax and book bases of subsidiary stock sold.

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

     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso once in each of the last three decades, the last one being in December 1994. In the short term after such devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. The Company does not employ any currency hedging practices. This currency risk in Mexico is managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

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

OPERATING PROFITS

     There was a decrease of $582,000 in operating profits by segment in 1996 (exclusive of provisions for litigation settlements and related costs). Foreign Consumer operating profits decreased $962,000 primarily due to the aforementioned provisions for doubtful accounts receivable (of approximately $500,000) in Mexico, as well as 1995 foreign currency gains of over $500,000. U.S. Consumer operating profits increased $367,000. This increase was due to the U.S. Consumer revenue growth. However, additional distribution and promotional costs incurred to service the U.S. Consumer retail and mega-store markets partially offset revenue growth. In addition, provisions for litigation settlements and related costs increased over provisions made in 1995, and accordingly, decreased U.S. Consumer and Industrial operating profits by $411,000 and $98,000, respectively.

     Operating profits increased $1,476,000 in 1995 (exclusive of provisions for litigation settlements and related costs). Foreign operations increased $984,000. Our Canadian subsidiary increase of $396,000 reflected higher revenues and a stable year with respect to that country's currency. The increase in Mexico was primarily due to increased shipments to the U.S. and related plant efficiencies and currency gains. Industrial Group revenues increased $350,000 on higher Refractories division volume. U.S. Consumer operating profits were relatively flat. U.S. Consumer revenue and gross profit increases were offset by increased selling and distribution costs, primarily incurred to service the office supply mega-store markets. Total cost of goods sold in 1995 decreased (65.1% of sales as compared with 67.7% in 1994) due primarily to increased manufacturing efficiencies from higher production volume at the U.S. and Mexico Consumer plants. Litigation settlements and related costs decreased U.S. Consumer and Industrial operating profits by $1,049,000 and $481,000, respectively.

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

     In September 1996, the Company also completed the private placement of $16.5 million of new 12% Senior Subordinated Notes, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of Senior Subordinated Notes due 1999, and to reduce short-term borrowings, thus providing additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.6% at September 30, 1996). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                         PAGE

Report of Independent Accountants                                         18

Consolidated Balance Sheets as of
 September 30, 1996 and 1995                                           19-20

Consolidated Statements of Operations For the Years
 Ended September 30, 1996, 1995 and 1994                               21-22

Consolidated Statements of Shareholders' Equity
 For the Years Ended September 30, 1996, 1995 and 1994                    23

Consolidated Statements of Cash Flows For the Years
 Ended September 30, 1996, 1995 and 1994                               24-25

Notes to Consolidated Financial Statements                             26-41

Schedule For the Years Ended
 September 30, 1996, 1995, and 1994:

       II. Valuation and Qualifying Accounts                              42

Consent of Independent Accountants                                        43


     Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS


Shareholders and Board of Directors of
Dixon Ticonderoga Company


     We have audited the accompanying consolidated financial statements and the financial statement schedule of Dixon Ticonderoga Company and subsidiaries as listed in the index on page 23 of this Form 10-K/A. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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


                                         /s/ Coopers & Lybrand, L.L.P.

                                         COOPERS & LYBRAND L.L.P.




Orlando, Florida
November 27, 1996

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1996 AND 1995
        ASSETS                                   1996             1995
        ------                                -----------       -----------
CURRENT ASSETS:

 Cash and cash equivalents                    $ 2,597,032     $ 1,513,622

 Receivables, less allowance for
  doubtful accounts of $1,352,411
  in 1996 and $796,715 in 1995                 23,442,889      18,202,541

 Inventories                                   31,460,934      32,638,385

 Assets held for sale                              94,937         436,306

 Other current assets                           2,949,859       2,254,101
                                              -----------      -----------
        Total current assets                   60,545,651      55,044,955
                                              -----------      -----------
PROPERTY, PLANT AND EQUIPMENT:
 Land and buildings                            15,711,724      12,908,945
 Machinery and equipment                       16,537,994      16,986,408
 Furniture and fixtures                           917,222         902,043
                                              -----------      -----------
                                               33,166,940      30,797,396

 Less accumulated depreciation                (17,730,505)   ( 17,229,617)
                                              -----------      -----------
                                               15,436,435      13,567,779
                                              -----------      -----------
OTHER ASSETS                                    1,866,054       1,545,110
                                              -----------      -----------
                                              $77,848,140     $70,157,844
                                              ===========      ===========

        LIABILITIES AND
        SHAREHOLDERS' EQUITY                     1996             1995
        --------------------                  -----------      -----------

CURRENT LIABILITIES:
 Notes payable                                $14,159,143      $17,877,665
 Current maturities of long-term debt           1,613,773        4,587,016
 Accounts payable                               5,461,348        5,280,884
 Accrued liabilities                           10,934,838        8,388,309
                                              -----------      -----------
        Total current liabilities              32,169,102       36,133,874
                                              -----------      -----------
LONG-TERM DEBT                                 25,119,305       14,540,884
                                              -----------      -----------
DEFERRED INCOME TAXES AND OTHER                 1,051,171        1,177,288
                                              -----------      -----------
MINORITY INTEREST                               3,517,006        3,073,375
                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, par $1, authorized
  100,000 shares, none issued                      --               --
 Common stock, par $1, authorized
  8,000,000 shares, issued 3,537,211
  shares in 1996 and 3,448,466
  shares in 1995                                3,537,211        3,448,466
 Capital in excess of par value                 2,489,674        2,166,329
 Retained earnings                             13,526,520       12,640,762
 Cumulative translation adjustment             (2,669,031)      (2,087,354)
                                              -----------      -----------
                                               16,884,374       16,168,203
 Less treasury stock, at cost
  (243,433 shares in 1996; 255,147
  shares in 1995)                                (892,818)        (935,780)
                                              -----------      -----------
                                               15,991,556       15,232,423
                                              -----------      -----------
                                              $77,848,140      $70,157,844
                                              ===========      ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                        1996           1995           1994
                                     -----------    -----------    -----------
REVENUES                             $106,695,874   $95,565,000    $91,932,479
                                     ------------   -----------    -----------
COSTS AND EXPENSES:
 Cost of goods sold                    70,343,837    62,193,918     62,246,254
 Selling and
  administrative expenses              27,955,760    24,241,328     22,721,878
 Provisions for litigation
  settlements and related costs         2,039,000     1,530,377         --
                                     ------------   -----------    -----------
                                      100,338,597    87,965,623     84,968,132
                                     ------------   -----------    -----------
OPERATING INCOME                        6,357,277     7,599,377      6,964,347
                                     ------------   -----------    -----------

INTEREST EXPENSE                       (3,423,650)   (3,652,824)    (4,330,581)

GAIN ON SALE OF SUBSIDIARY
 STOCK AND OTHER ASSETS                    --            --          2,313,470
                                     ------------   -----------    -----------
                                       (3,423,650)   (3,652,824)    (2,017,111)
                                     ------------   -----------    -----------

INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTEREST                  2,933,627     3,946,553      4,947,236

INCOME TAXES                              845,044     1,137,897      1,518,053
                                     ------------   -----------    -----------
                                        2,088,583     2,808,656      3,429,183

MINORITY INTEREST                         920,522     1,150,690         11,469
                                     ------------   -----------    -----------
INCOME FROM CONTINUING OPERATIONS       1,168,061     1,657,966      3,417,714
                                     ------------   -----------    -----------
DISCONTINUED OPERATIONS:
 Loss from operations                      --          (174,923)      (116,481)
 Loss on disposal                          --          (420,000)         --
                                     ------------   -----------    -----------
                                           --          (594,923)      (116,481)
                                     ------------   -----------    -----------

EXTRAORDINARY ITEM                       (282,303)       --            --

                                     ------------   -----------    -----------
NET INCOME                           $    885,758   $ 1,063,043    $ 3,301,233
                                     ============   ===========    ===========


EARNINGS (LOSS) PER
 COMMON SHARE:
 Continuing operations               $       .36    $     .52       $    1.10
 Discontinued operations                      --         (.19)           (.04)
 Extraordinary item                         (.09)          --              --

                                     ------------   -----------     -----------
     Net income                      $       .27    $       .33     $    1.06
                                     ===========    ===========     ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                           Common       Capital in                   Cumulative
                                          Stock $1       Excess of     Retained     Translation     Treasury
                                          Par Value      Par Value     Earnings      Adjustment       Stock
                                         -----------    -----------   -----------   -----------    -----------
BALANCE, September 30, 1993              $ 3,376,835    $ 1,769,171   $ 8,276,486   $  (627,419)   $(1,007,043)
 Net income                                                             3,301,233
 Cumulative translation adjustment                                                       95,964
 Employee stock options exercised             48,038        253,958
 Employee Stock Purchase Plan
  (9,305 shares)                                             19,510                                     34,131
                                         -----------    -----------   -----------   -----------    -----------

BALANCE, September 30, 1994              $ 3,424,873    $ 2,042,639   $11,577,719   $  (531,455)   $  (972,912)
 Net income                                                             1,063,043
 Cumulative translation adjustment                                                   (1,555,899)
 Employee stock options exercised            23,593          91,985
 Employee Stock Purchase Plan
  (10,123 shares)                                            31,705                                     37,132
                                         -----------    -----------   -----------   -----------    -----------

BALANCE, September 30, 1995              $ 3,448,466    $ 2,166,329   $12,640,762   $(2,087,354)   $  (935,780)
 Net income                                                               885,758
 Cumulative translation adjustment                                                     (581,677)
 Employee stock options exercised             88,745        295,368
 Employee Stock Purchase Plan
  (11,714 shares)                                            27,977                                     42,962
                                         -----------    -----------   -----------   -----------    -----------

BALANCE, September 30, 1996              $ 3,537,211    $ 2,489,674   $13,526,520   $(2,669,031)   $  (892,818)
                                         ===========    ===========   ===========   ===========    ===========

                        The accompanying notes are an integral part
                         of the consolidated financial statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                            1996           1995          1994
                                         -----------    -----------   -----------
Cash flows from operating activities:
Income from continuing
  operations                             $1,168,061      $1,657,966    $3,417,714
Loss from discontinued
  operations                                 --            (594,923)     (116,481)
Loss from extraordinary item               (282,303)         --            --
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:

  Depreciation and amortization           2,361,081       2,379,728     2,502,451
  Gain on sale of subsidiary stock
   and other assets                          --              --        (2,313,470)
  Deferred taxes                           (900,298)         83,802       (19,111)
  Provision for doubtful accounts
   receivable                               977,965         421,850       198,647
  Income attributable to
   minority interest                        920,522       1,150,690        11,469
  (Income) loss attributable
   to currency transactions                    (201)       (511,424)      110,830
  Changes in assets [(increase)
   decrease] and liabilities
   [increase(decrease)]:

   Receivables, net                      (6,627,147)       (227,805)   (3,252,329)
   Inventories                              632,502      (4,929,306)     (698,187)
   Other current assets                     122,595         147,739      (260,203)
   Accounts payable and accrued
    liabilities                           3,176,740         (21,632)    3,270,750
   Other assets                            (530,503)        114,006      (331,606)
                                         ----------     -----------   -----------
Net cash provided by (used in)
  operating activities                    1,019,014        (329,309)    2,520,474
                                         ----------     -----------   -----------
Cash flows from investing activities:

  Purchases of plant and equipment       (4,090,295)     (3,007,547)   (1,842,331)
  Proceeds from sale of assets               --              --           573,708
  Proceeds from sale of
   subsidiary stock                          --              --         5,734,723
                                         ----------     -----------   -----------
Net cash provided by (used in)
 investing activities                    (4,090,295)     (3,007,547)    4,466,100
                                         ----------     -----------   -----------

                                            1996           1995          1994
                                         -----------    -----------   -----------
Cash flows from financing activities:
Principal additions to Senior
  Subordinated Notes                      16,500,000        --           --

Principal reductions of Senior
  Subordinated Notes                     (10,350,000)  (3,325,000)   (3,325,000)
Proceeds from additions to
  long-term debt                           2,725,000        --          9,666,667
Proceeds from additions to
  notes payable                               --          8,040,299     7,937,368
Principal reductions of
  long-term debt                          (1,222,847)    (1,131,276)   (5,980,120)
Principal reductions of
  notes payable                           (3,718,522)        --       (14,248,878)
Other non-current liabilities                 (1,949)      (109,626)      113,341
Employee Stock Purchase Plan                  70,939         68,837        53,641
Exercise of stock options                    384,113        115,578       301,996
                                         -----------    -----------   -----------
Net cash provided by (used in)
  financing activities                     4,386,734      3,658,812    (5,480,985)
                                         -----------    -----------   -----------
Effect of exchange rate changes
 on cash                                    (232,043)      (631,098)      (14,866)
                                         -----------    -----------   -----------
Net increase (decrease) in cash
  and cash equivalents                     1,083,410       (309,142)    1,490,723

Cash and cash equivalents,
  beginning of year                        1,513,622      1,822,764       332,041
                                         -----------    -----------   -----------
Cash and cash equivalents,
  end of year                            $ 2,597,032    $ 1,513,622   $ 1,822,764
                                         ===========    ===========   ===========



Supplemental Disclosures:
 Cash paid during the year for:

 Interest (net of amount capitalized)    $3,545,106     $ 3,697,023   $ 4,282,857
 Income taxes                               972,403       1,616,427       400,411

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

     Loss contingencies:

     The Company recognizes loss contingencies, including environmental liabilities, when they become probable and the related amounts can be reasonably estimated.

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

     Translation of foreign currencies:

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. Foreign currency transaction gains (losses) included in net income were approximately $511,000, and ($111,000) for fiscal years 1995 and 1994, respectively.

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

             Inventories consist of (in thousands):

                                              September 30,
                                           1996            1995
                                         --------      --------
             Raw material                $ 12,538      $ 12,450
             Work in process                4,268         4,462
             Finished goods                14,655        15,726
                                         --------      --------
                                         $ 31,461      $ 32,638
                                         ========      ========

     Assets held for sale:

     Assets held for sale represent idled and other assets specifically identified for sale within the next fiscal year. The assets are stated at their aggregate net book value which does not exceed estimated net realizable value.

     Property, plant and equipment:

     Property, plant and equipment are stated at cost. During 1996, capitalized interest (reflected in land and buildings) amounted to $120,443. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the respective assets. The range of estimated useful lives by class of property, plant and equipment are as follows:

             Buildings and improvements       10-25 years
             Machinery and equipment           5-15 years
             Furniture and fixtures            3- 5 years

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

(2)  ACCRUED LIABILITIES:

     The major components of accrued liabilities are as follows (in thousands):

                                                   September 30,
                                                1996             1995
                                              --------        --------
             Salaries and wages               $  2,012        $  1,707
             Employee benefit plans                769             797
             Income taxes                        1,572           1,173
             Other                               6,582           4,711
                                              --------        --------
                                              $ 10,935        $  8,388
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

(4)  LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                      September 30,
                                                     1996       1995
                                                   --------   --------
             12% Senior Subordinated Notes         $ 16,500   $   --
             10.59% Senior Subordinated Notes          --       10,350
             Bank term loan                           7,500      8,667
             Building mortgage                        2,717        --
             Other                                       16        111
                                                   --------   --------
                                                     26,733     19,128
            Less-current maturities                  (1,614)    (4,587)
                                                   --------   --------
                                                   $ 25,119   $ 14,541
                                                   ========   ========

     In September 1996, the Company completed the private placement of $16.5 million of new 12% Senior Subordinated Notes valued at their face amount, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of 10.59% Senior Subordinated Notes due 1999, to reduce short-term borrowings and to provide additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.6% at September 30, 1996). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. No value was assigned to the warrants, which expire in 2003, based on a fair market value determination at the date of issuance. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. As of September 30, 1996, the Company is in compliance with all such provisions.

     In connection with the early retirement of the 10.59% Senior
     Subordinated Notes, the Company incurred a loss on early extinguishment of debt of $448,303 ($282,303, after tax), presented as an extraordinary item in the accompanying consolidated financial statements.

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

     Carrying values of the Senior Subordinated Notes, the bank term loan and the building mortgage are reasonable estimates of fair value as interest rates are based on prevailing market rates. The aggregate fair value of the Company's three interest rate "swap" agreements (discussed in Note
     3 and above) is an unrecognized loss of approximately $50,000, representing the costs to settle the underlying agreements as of September 30, 1996.

     Aggregate maturities of long-term debt are as follows (in thousands):

                             1997           $ 1,614
                             1998             1,662
                             1999             1,782
                             2000             1,791
                             2001             6,746
                             Thereafter      13,138
                                            -------
                                            $26,733
                                            =======

(5)  INCOME TAXES:

     The components of net deferred tax liability recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                           1996         1995
                                                         --------     -------
     U.S. current deferred tax assets
       (included in other current assets)                $ 1,884      $ 1,267
     Foreign current deferred tax liability
       (included in accrued liabilities)                    (758)      (1,071)
     U.S. and foreign, noncurrent deferred
        tax liability (included in deferred
        income taxes and other)                           (1,017)      (1,155)
                                                         -------      -------
        Net deferred tax asset (liability)               $   109      $  (959)
                                                         =======      =======
     Deferred tax assets:
      Vacation pay                                       $   193      $   168
      Accrued pension                                        175          147
      Accrued legal                                          983          381
      Accrued environmental costs                            135          151
      Accounts receivable                                    224          216
      Other                                                  111          --
      Foreign net operating loss carryforward                504          492
      Valuation allowance                                   (504)        (492)
                                                         -------      -------
       Total deferred tax assets                           1,821        1,063
                                                         -------      -------
     Deferred tax liabilities:
      Inventories                                           (549)        (786)
      Depreciation                                          (461)        (464)
      Property, plant and equipment                         (502)        (525)
      Foreign dividend income                               (200)        (200)
      Other                                                  --           (47)
                                                         -------      -------
       Total deferred tax liability                       (1,712)      (2,022)
                                                         -------      -------
        Net deferred tax asset (liability)               $   109      $  (959)
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

     The provision for income taxes (benefit) from continuing operations is comprised of the following (in thousands):

                                    1996            1995               1994
                                   ------          ------             ------
             Current:
                   U.S. Federal    $  910          $  795             $   76
                   State              13               44                 70
                   Foreign            822             215              1,391
                                   ------          ------             ------
                                   $1,745          $1,054             $1,537
                                   ------          ------             ------
             Deferred:
                   U.S. Federal      (740)           (612)                88
                   Foreign           (160)            696               (107)
                                   ------          ------             ------
                                     (900)             84                (19)
                                   ------          ------             ------
                                   $  845          $1,138             $1,518
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

     The differences between the provision for income taxes on continuing operations computed at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements are as follows (in thousands):

                                                  1996     1995     1994
                                                 ------   ------   ------
       Amount computed using statutory rate      $  997   $1,342   $1,682

       Foreign income                              (327)    (329)    (203)

       State taxes, net of federal benefit            9       29       46

       Permanent differences                        126      104      154

       Difference between tax and book
         basis of subsidiary stock                   -        -       386

       Utilization of NOL valuation
         allowance                                   -        -      (400)

       NOL from utilization of
         foreign tax credits                         -        -      (113)

       Others                                        40       (8)     (34)
                                                 ------   ------   ------
       Provision for income taxes                $  845   $1,138   $1,518
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

     The following table sets forth the plans' funded status (accumulated benefits exceed assets in all plans) at September 30, 1996 and 1995 (in thousands):

                                                            September 30,
                                                           1996       1995
                                                         -------    -------
        Actuarial present value of:

        Accumulated benefit obligation                   $(3,530)   $(3,366)
                                                         =======    =======
        Projected benefit obligation                     $(3,530)   $(3,366)

        Plan assets at market value                        2,277      2,030
                                                         -------    -------
        Projected benefit obligation in excess
          of plan assets                                  (1,253)    (1,336)

        Unrecognized net gain from past
          experience different from assumptions              474        441

        Unrecognized net obligation being
          recognized over periods from
          10 to 16 years                                     762        800
                                                         -------    -------
        Pension liability                                $   (17)   $   (95)
                                                         =======    =======

     Net periodic pension costs include the following components (in thousands):

                                                         1996    1995    1994
                                                         ----    ----    ----
     Service costs - benefits earned during period       $ 124   $ 100  $  99
     Interest cost on projected benefit obligation         222     184    179
     Actual (return) loss on plan assets                  (167)   (150)    28
     Net amortization and deferral                         155     155    (44)
                                                         -----   -----  -----
     Net periodic pension cost                           $ 334   $ 289  $ 262
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

      In addition, the Company has granted options to key employees, under the 1979 and 1988 Dixon Ticonderoga Company Executive Stock Plans to purchase shares of its common stock at the market price on the date of grant. Options under the 1979 Plan (as amended) become exercisable one year after date of grant and were exercisable during a period not to exceed ten years from date of grant. All remaining options under the 1979 Plan were exercised during 1996. Under the 1988 Plan (as amended) options vest 25% after one year; 25% after two years; and 50% after three years, and remain exercisable for a period of three years from the date of vesting. All options expire three months after termination of employment. At September 30, 1996, there were 287,192 options outstanding and 231,390 shares available for future grants under the Plans. The following table summarizes the combined stock options activity for 1996, 1995 and 1994:

                           1996                 1995                   1994
                     ----------------      ----------------      ------------------
                       Number of Option      Number of Option      Number of Option
                        Shares   Price        Shares   Price        Shares   Price
                        ------    -----       ------    -----       ------    -----
Options outstanding      74,026   $4.20        74,026   $4.20         94,213  $4.20
 beginning of year       52,333    4.75        75,302    4.75        103,152   4.75
                          1,500    5.13         2,000    5.13          2,000   5.13
                         42,375    7.75        43,000    7.75         46,000   7.75
                          2,000    6.13         2,000    6.13
                         99,000    8.63

Options exercised       (74,026)   4.20                              (20,187)  4.20
                        (14,069)   4.75       (22,969)   4.75        (27,850)  4.75
                                                 (500)   5.13
                                                 (125)   7.75

Options granted                                                        2,000   6.13
                         94,000    6.75
                         17,000    7.13
                                                2,000    8.13
                                              100,000    8.63

Options expired          (1,447)   4.75
 or canceled             (1,500)   5.13
                                                 (500)   7.75         (3,000)  7.75
                                               (2,000)   8.13
                         (2,000)   8.63        (1,000)   8.63
                         (2,000)   6.75
                        -------               -------                -------
                        287,192               271,234                196,328
                        =======               =======                =======

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

                            Consumer   Industrial         Total
                             Group       Group           Company
                            --------   ----------        -------
           Net
           revenues:

            1996            $81,756        $24,940       $106,696
            1995            $70,451        $25,114       $ 95,565
            1994            $68,025        $23,908       $ 91,933

           Operating
           profits:

            1996            $ 4,622        $ 3,128       $  7,750
            1995            $ 5,628        $ 3,213       $  8,841
            1994            $ 5,554        $ 3,341       $  8,895

     Certain corporate expenses have been allocated based upon respective segment sales, including provisions for litigation settlements and related costs of $2,039 and $1,530 in 1996 and 1995, respectively. Interest expense was $3,424, $3,653 and $4,330; general corporate expenses were $1,393, $1,241 and $1,931 in 1996, 1995 and 1994 respectively; gains on sales of assets were $2,313 in 1994, resulting in income from continuing operations before income taxes of $2,934, $3,947, and $4,947 in 1996, 1995 and 1994, respectively.

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

     The Company, in the normal course of business, is party in certain litigation. Ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company continues to evaluate pursuing other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and is in the process of preparing and filing an appeal. As a result of the judgment, a provision of approximately $2 million ($1.44 million, net of tax or 45 cents per share) has been recorded in 1996. In 1995, the Company provided approximately $1.5 million in total ($960,000 net of tax or 30 cents per share) for settlement and related legal costs associated with three separate lawsuits, including $1.3 million for the aforementioned ECRA claim. No anticipated recoveries from insurance carriers or other third parties have been considered in these recorded loss provisions.

     The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

     The Company is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $400,000 as of September 30, 1996), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

(13) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (In Thousands, Except Per Share Data):


        1996:                            First     Second      Third    Fourth
        ----                             -----     ------      -----    ------

        Revenues                        $20,946    $20,622    $33,170  $31,958
        Operating income (loss)             980     (1,023)*    3,680    2,720
        Income (loss) before taxes
          and minority interest             365     (1,814)*    2,759    1,624
        Minority interest                  (114)      (127)      (348)    (332)
        Extraordinary item                  --         --         --      (282)
        Net income (loss)                   151     (1,254)*    1,417      572
        Earnings (loss) per share           .05       (.39)*      .44      .17


        1995:                            First     Second      Third   Fourth
        ----                             -----     ------      -----   ------
        Revenues                        $21,393    $19,371    $28,446  $26,355
        Operating income                  1,373      1,623      3,181    1,422*
        Income before taxes
          and minority interest             618        784      2,185      360*
        Minority interest                   (58)      (332)      (154)    (607)
        Discontinued operations             (20)       (30)      (100)    (445)
        Net income (loss)                   302        140      1,185     (564)*
        Earnings (loss) per share           .10        .04        .37     (.18)*



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

                          CONSENT OF INDEPENDENT ACCOUNTANTS



  Shareholders and Board of Directors of
  Dixon Ticonderoga Company


        We consent to the incorporation by reference into the previously filed registration statements of Dixon Ticonderoga Company on Form S-8 (File Nos. 33-20054 and 33-23380) of our report, dated November 27, 1996, on our audit of the consolidated financial statements and financial statement schedule of Dixon Ticonderoga Company and subsidiaries as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, which report is included in this Annual Report on Form 10-K/A.




                                                 /s/ Coopers & Lybrand, L.L.P.
                                                 COOPERS & LYBRAND L.L.P.



  Orlando, Florida
  March 18, 1997

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report:

       1.  Financial statements

       See index under Item 8. Financial Statements and Supplementary Data.

       2.  Exhibits

       The following exhibits are required to be filed as part of this Annual Report on Form 10-K/A:

       (3)       Amended and Restated Bylaws*

       (10)a. First Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada*

       (10)b. 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement*

       (10)c. 12.00% Senior Subordinated Notes, Due 2003, Common Stock Purchase Warrant Agreement*

       (10)d.    License and Technological Agreement between Carborundum

                 Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company*

       (10)e. Equipment Option and Purchase Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company*

       (10)f. Product Purchase Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company*

       (21)      Subsidiaries of the Company*

       (27)      Financial Data Schedule*

*Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, file number 0-2655, filed in Washington, D.C.

(b)    Reports on Form 8-K:

       None.

                                    SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIXON TICONDEROGA COMPANY


                                       /s/  Gino N. Pala
                                       --------------------------
                                       Gino N. Pala, President and
                                       Chief Executive Officer

       Pursuant to the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Company in the capacities indicated.


/s/  Gino N. Pala                 Chairman of Board, President, Chief
----------------------------      Executive Officer and Director
     Gino N. Pala                 Date:  March 20, 1997


/s/  Richard F. Joyce             Vice Chairman, Executive Vice President/
----------------------------      Corporate Counsel and Director
     Richard F. Joyce             Date:  March 20, 1997


/s/  Richard A. Asta              Executive Vice President of Finance and
----------------------------      Chief Financial Officer
     Richard A. Asta              Date:  March 20, 1997


/s/  Joseph R. Sadowski           Director
----------------------------      Date:  March 19, 1997
     Joseph R. Sadowski


/s/  Philip M. Shasteen           Director
----------------------------      Date:  March 19, 1997
     Philip M. Shasteen


/s/  Ben Berzin, Jr.              Director
----------------------------      Date:  March 19, 1997
     Ben Berzin, Jr.