Form 10-Q
period 1997-03-31
DIXON TICONDEROGA CO
filed 1997-05-14
CIK 14995

                       SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 1997     COMMISSION FILE NO. O-2655

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

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                       Outstanding as of March 31, 1997
----------------------------       -----------------------------------------
 Common Stock $1 par value                           3,330,498

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                         Page
                                                                         ----

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Information

           Consolidated Balance Sheets --
           March 31, 1997 and September 30, 1996                           3-4

           Consolidated Statements of Operations -- For The
           Three and Six Months Ended March 31, 1997 and 1996                5

           Consolidated Statements of Cash Flows --
           For The Six Months Ended March 31, 1997 and 1996                6-7

           Notes to Consolidated Financial Statements                     8-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11-15



PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       17

                       PART I - FINANCIAL INFORMATION

Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
-------                  CONSOLIDATED BALANCE SHEETS

                                              March 31,      September 30,
                                                1997             1996
                                            ------------     -------------

CURRENT ASSETS:
   Cash and cash equivalents                $ 2,330,600      $ 2,597,032
   Receivables, less allowance for
    doubtful accounts of $918,029
    at March 31, 1997 and $1,352,411
    at September 30, 1996                    18,732,139       23,442,889
   Inventories                               37,030,581       31,460,934
   Other current assets                       3,378,171        3,044,796
                                            -----------      -----------
     Total current assets                    61,471,491       60,545,651
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        16,591,275       15,711,724
   Machinery and equipment                   16,788,767       16,537,994
   Furniture and fixtures                       919,319          917,222
                                            -----------      -----------
                                             34,299,361       33,166,940
   Less accumulated depreciation            (18,537,198)     (17,730,505)
                                            -----------      -----------
                                             15,762,163       15,436,435
OTHER ASSETS                                  2,219,942        1,866,054
                                            -----------      -----------
                                            $79,453,596      $77,848,140
                                            ===========      ===========

                                              March 31,      September 30,
                                                1997             1996
                                            ------------     -------------

CURRENT LIABILITIES:
   Notes payable                            $18,787,617      $14,159,143
   Current maturities of long-term debt       1,709,719        1,613,773
   Accounts payable                           6,202,646        5,461,348
   Accrued liabilities                        9,111,457       10,934,838
                                            -----------      -----------
     Total current liabilities               35,811,439       32,169,102
                                            -----------      -----------
LONG-TERM DEBT                               24,429,525       25,119,305
                                            -----------      -----------
DEFERRED INCOME TAXES AND OTHER               1,537,072        1,051,171
                                            -----------      -----------
MINORITY INTEREST                             1,547,615        3,517,006
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                  ---              ---
   Common stock, par $1, authorized 8,000,000
    shares; issued 3,573,931 shares as of
    March 31, 1997, and 3,537,211 shares
    as of September 30, 1996                  3,573,931       3,537,211
   Capital in excess of par value             2,627,374       2,489,674
   Retained earnings                         13,790,630      13,526,520
   Cumulative translation adjustment         (2,971,172)     (2,669,031)
                                            -----------     -----------
                                             17,020,763      16,884,374
   Less - treasury stock, at cost
    (243,433 shares)                           (892,818)       (892,818)
                                            -----------     -----------
                                             16,127,945      15,991,556
                                            -----------     -----------
                                            $79,453,596     $77,848,140
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                         THREE MONTHS ENDED           SIX MONTHS ENDED
                              MARCH 31,                   MARCH 31,
                         1997         1996           1997          1996
                       --------     --------       --------      --------

REVENUES              $21,906,942  $20,621,643    $44,214,822  $41,567,364
                      -----------  -----------    -----------  -----------
COST AND EXPENSES:

  Cost of goods sold   14,000,791   14,174,273     28,661,261   28,464,045

  Selling and
   administrative
   expenses             6,790,832    5,431,809     13,145,424   11,107,963

  Litigation and
   related costs           --        2,039,000         --        2,039,000
                      -----------  -----------    -----------  -----------

                       20,791,623   21,645,082     41,806,685   41,611,008
                      -----------  -----------    -----------  -----------

OPERATING INCOME        1,115,319   (1,023,439)     2,408,137      (43,644)

INTEREST EXPENSE           894,973      790,444      1,694,595    1,404,859
                       -----------  -----------    -----------  -----------
INCOME (LOSS) FROM
 OPERATIONS BEFORE
 INCOME TAXES AND
 MINORITY INTEREST        220,346   (1,813,883)       713,542   (1,448,503)

INCOME TAXES (BENEFIT)     24,733     (686,305)       150,707     (585,658)
                      -----------  -----------    -----------  -----------
                          195,613   (1,127,578)       562,835     (862,845)

MINORITY INTEREST         145,882      126,681        298,727      240,791
                      -----------  -----------    -----------  -----------

NET INCOME (LOSS)     $    49,731  ($1,254,259)   $   264,108  ($1,103,636)
                      ===========  ===========    ===========  ===========
EARNINGS (LOSS) PER
 COMMON SHARE         $       .02  $      (.39)   $       .08  $      (.34)
                      ===========  ===========    ===========  ===========
WEIGHTED AVERAGE
 SHARES OUTSTANDING     3,309,690    3,212,704      3,301,647    3,204,333
                      ===========  ===========    ===========  ===========

            The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                                                    1997           1996
                                                  --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                               $   264,108    $(1,103,636)

Adjustment to reconcile income (loss) to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                   1,285,689      1,173,687
  Deferred taxes                                    171,528        177,144
  Provision for doubtful accounts receivable         97,170        163,024
  Income attributable to currency transactions      (42,775)       (32,234)
  Income attributable to minority interest          298,727        240,791
  Changes in assets and liabilities:
   Receivables, net                               4,399,028       (538,897)
 Inventories                                     (5,739,620)    (2,568,207)
   Other current assets                            (419,136)      (536,880)
   Accounts payable and accrued liabilities      (1,031,468)       278,729
   Other assets                                    (461,938)         2,302
                                                -----------    -----------

Net cash provided by (used in) operations        (1,178,687)    (2,744,177)
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property, plant and
  equipment, net                                 (1,074,968)    (2,706,299)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchase of subsidiary stock                    (2,519,324)        --
 Net proceeds from notes payable                  4,691,876      6,198,564
 Principal reductions of long-term debt            (588,319)      (553,422)
 Exercise of stock options                          174,420         40,328
 Other non-current liabilities                      347,436         (1,809)
                                                -----------    -----------
Net cash provided by (used in)
 financing activities                             2,106,089      5,683,661
                                                -----------    -----------

Effect of exchange rate changes on cash            (118,866)      (100,751)
                                                -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                  (266,432)       132,434

Cash and cash equivalents,
 beginning of period                              2,597,032         1,513,622
                                                -----------    -----------
Cash and cash equivalents,
 end of period                                  $ 2,330,600    $ 1,646,056
                                                ===========    ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)         $ 1,596,990    $ 1,368,444
   Income taxes                                     262,024        198,567

            The accompanying notes to consolidated financial statements are an integral part of these statements.

                     DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K/A. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of March 31, 1997, and the results of their operations and cash flows for the six months ended March 31, 1997, and 1996, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain fiscal 1996 balances have been reclassified to conform to current year presentation.

2.   INVENTORIES:

Since amounts for inventories under the last-in, first-out (LIFO) method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 1997 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $1,030,000 and $958,000 higher at March 31, 1997, and September 30, 1996, respectively.

     Inventories consist of (in thousands):

                                March 31,    September 30,
                                  1997           1996
                              ------------   -------------

     Raw materials              $13,549        $12,538
     Work in process              4,543          4,268
     Finished goods              18,939         14,655
                                -------        -------
                                $37,031        $31,461
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


4.   TRANSLATION OF FOREIGN CURRENCIES:

As of January 1, 1997, Mexico is considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Translation gains and losses will therefore impact the results of operations going forward. Foreign currency transaction gains included in net income were approximately $43,000 and $32,000 for the quarters ended March 31, 1997, and 1996, respectively.

5.   ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements is primarily due to foreign and state income taxes and other permanent items.

6.   CONTINGENCIES:

The Company, in the normal course of business, is party in certain litigation. Ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company intends to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys) and has filed an appeal. As a result of the judgment, a provision of approximately $2 million ($1.3 million, net of tax) was recorded in the quarter ended March 31, 1996. This amount was in addition to approximately $1.3 million ($800,000, net of tax) provided in prior periods. No anticipated recoveries from insurance carriers or other third parties have been considered in these recorded loss provisions.

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

The Company is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $400,000 as of March 31, 1997), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

7.   SUBSIDIARY STOCK REPURCHASE:

In February 1997, the Company repurchased 9,900,000 shares (or approximately 30%) of its subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V., from a consortium of Mexican financial institutions. The shares, which were repurchased for approximately $2.5 million (or 25 cents per share), were originally issued in 1994, when the Company sold 16,627,760 shares of Dixon Ticonderoga de Mexico, S.A. de C.V., in an initial public offering on the Mexico Intermediate Market at a price of approximately 40 cents per share (U.S. equivalency). The Company applied the purchase method of accounting to record this repurchase of subsidiary stock.

Item 2.
-------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended March 31, 1997, increased $1,285,000 from the same quarter last year. The changes by segment are as follows:

                                    Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.                $   78         1     --        1
         Consumer Foreign              1,370        43     32       11
         Industrial                     (163)       (2)    (2)      --

Foreign revenue in Mexico increased $1,030,000 reflecting aggressive efforts in the mass market. Revenues in Canada increased $330,000.

Revenues for the six months ended March 31, 1997, increased $2,647,000 over the same period last year. The changes by segment are as follows:

                                    Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.                $  130        --     (1)       1
         Consumer Foreign              2,566        46     36       10
         Industrial                      (49)       --     --       --

Revenue in Mexico increased $2,000,000 due to increased shipments to the mass market and successful government bids. Revenues in Canada increased $430,000 on higher volume. The remainder of the foreign revenue increase was due to the United Kingdom distribution center.

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

As of January 1, 1997, Mexico is considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52 "Foreign Currency Translation." Translation gains or losses will therefore impact the results of operations going forward.

Revenues decreased $401,000 from the prior quarter as follows:

                                    Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.                ($1,760)       (14)  (13)     (1)
         Consumer Foreign               1,056         30    25       5
         Industrial                       303          5     5      --

The decrease in U.S. Consumer revenue reflects the historical trend where the first fiscal quarter is positively impacted by holiday sales. Foreign Consumer revenue increased primarily due to revenue from the mass market in Mexico.

OPERATING INCOME increased $2,138,000 over the same quarter last year. The prior year period included $2,039,000 for litigation and related costs of a judgment against the Company under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) as described in Note 6 to Consolidated Financial Statements. U.S. Consumer increased $175,000. Increased manufacturing efficiencies contributed to lower total cost of goods sold (63.9% of sales as compared with 68.7% in the prior year quarter). This improvement was largely offset by higher distribution and initial promotional costs associated with increased penetration of the mass retail and mega-store markets and administrative costs. Increases in administrative costs include higher amortization of debt costs, legal expenses, new management personnel and certain severance costs. Total selling and administrative expenses increased to 30.9% of sales as compared with 26.3% in last year's quarter. Foreign Consumer segment operating income increased $550,000 primarily due to increased volume and improved product mix in Mexico.

Operating income for the six months ended March 31, 1997, increased $2,452,000 over the same period last year. As discussed above, the prior year included the provision of $2,039,000 for the ECRA judgment. U.S. Consumer increased $440,000. Increased manufacturing efficiencies contributed to lower total cost of goods sold (64.8% of sales as compared with 68.5% in the prior year period). This improvement was partially offset by increased selling, distribution and administrative expenses as described above (totalling 29.7% of sales as compared with 26.7% last year). Foreign Consumer operating income increased $700,000 primarily due to higher revenue and improved product mix in Mexico.

Operating income for the quarter ended March 31, 1997, decreased $178,000 from the prior quarter. Foreign Consumer operating profits increased $540,000 primarily in Mexico on higher revenues. U.S. Consumer decreased $660,000 primarily due to decreased volume with the prior quarter reflecting seasonal holiday sales.

INTEREST EXPENSE increased $105,000 and $286,000 for the quarter and six months ended March 31, 1997, respectively, over the same periods last year. These increases were primarily due to the new debt incurred for the Company's corporate headquarters and subsidiary stock repurchase, as well as higher effective rates and balances of subordinated debt. Interest increased $95,000 over the prior quarter due to higher seasonal borrowings.

INCOME TAXES increased $711,000 over the same quarter last year and increased $759,000 over the prior year six-month period due to the increase in before tax income. Taxes decreased $101,000 from the prior quarter. Effective tax rates for this quarter and six-month period decreased from the same periods last year due to lower foreign tax rates.

MINORITY INTEREST represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. through January 1997. In February 1997, the Company increased its ownership, thus reducing minority interest to approximately 20%. See Note 7 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition has benefited from its recent operating success and the completion of major financing initiatives. Cash flows from operating activities in the first six months of fiscal 1997 improved by approximately $1.6 million over the same period last year, due principally to increased receivable collections from strong fourth quarter 1996 revenues. This improvement was partially offset by higher inventory levels needed to service the Company's growing Consumer Group business.

Investing activities in the same period last year included approximately $2 million of costs related to the construction of the Company's new corporate headquarters. Total capital expenditures in fiscal 1997 are expected to return to more customary levels (approximately $2.2 million). Such expenditures approximated $1,075,000 in the first six months of fiscal 1997. In addition, the Company has financed certain strategic manufacturing equipment (in the amount of $2.7 million) under a long-term operating lease arrangement. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will continue to be funded from operations and existing financing arrangements.

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

The new financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. These new arrangements provide up to $10 million in additional financing as compared with the Company's previous primary lender agreement. At March 31, 1997, the Company had approximately $20 million of unused lines of credit available under this new financing arrangement.

In September 1996, the Company also completed the private placement of $16.5 million of new 12% Senior Subordinated Notes, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of Senior Subordinated Notes due 1999, and to reduce short-term borrowings, thus providing additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.9% at March 31, 1996). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and requires the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance.

The Company's repurchase of its Mexico subsidiary's stock in February 1997 (see Note 7 to Consolidated Financial Statements) was financed through the aforementioned revolving line of credit facility.

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

                        PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------

(a)  Exhibits
     --------

     The following exhibits are required to be filed as part of this quarterly report on Form 10-Q:

     (3)(i)     Restated Certificate of Incorporation
     (3)(ii)    Amended and Restated Bylaws*
     (4)(a)     Specimen Certificate of Company Common Stock
     (4)(b)     Amended and Restated Stock Option Plan**
     (27)       Financial Data Schedule ***






* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, file number 0-2655, filed in Washington D.C.

**   Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

***  Filed electronically via EDGAR.



(b)  Reports on Form 8-K
     -------------------

     Not applicable.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY




Dated:  May 13, 1997                         By: /s/ Gino N. Pala
                                                 ----------------------------
                                                 Gino N. Pala
                                                 Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director



Dated:  May 13, 1997                         By: /s/ Richard A. Asta
                                                 ----------------------------
                                                 Richard A. Asta
                                                 Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer



Dated:  May 13, 1997                         By: /s/ John Adornetto
                                                 ----------------------------
                                                 John Adornetto
                                                 Vice President/Corporate
                                                  Controller and Chief
                                                  Accounting Officer