Form 10-Q
period 1997-06-30
DIXON TICONDEROGA CO
filed 1997-08-08
CIK 14995

                      SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED JUNE 30, 1997     COMMISSION FILE NO. O-2655

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

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                       Outstanding as of June 30, 1997
----------------------------       -----------------------------------------
 Common Stock $1 par value                           3,340,587

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                         Page
                                                                         ----

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Information

           Consolidated Balance Sheets --
           June 30, 1997 and September 30, 1996                            3-4

           Consolidated Statements of Operations -- For The
           Three and Nine Months Ended June 30, 1997 and 1996                5

           Consolidated Statements of Cash Flows --
           For The Nine Months Ended June 30, 1997 and 1996                6-7

           Notes to Consolidated Financial Statements                     8-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11-15



PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       17

                       PART I - FINANCIAL INFORMATION

Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
-------                  CONSOLIDATED BALANCE SHEETS

                                              June 30,      September 30,
                                                1997             1996
                                            ------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                $ 2,017,791      $ 2,597,032
   Receivables, less allowance for
    doubtful accounts of $1,061,185
    at June 30, 1997 and $1,352,411
    at September 30, 1996                    30,837,265       23,442,889
   Inventories                               34,319,806       31,460,934
   Other current assets                       3,275,301        3,044,796
                                            -----------      -----------
     Total current assets                    70,450,163       60,545,651
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        16,807,235       15,711,724
   Machinery and equipment                   16,950,960       16,537,994
   Furniture and fixtures                       925,354          917,222
                                            -----------      -----------
                                             34,683,549       33,166,940
   Less accumulated depreciation            (19,104,660)     (17,730,505)
                                            -----------      -----------
                                             15,578,889       15,436,435
OTHER ASSETS                                  2,216,076        1,866,054
                                            -----------      -----------
                                            $88,245,128      $77,848,140
                                            ===========      ===========

                                              June 30,      September 30,
                                                1997             1996
                                            ------------     -------------
CURRENT LIABILITIES:
   Notes payable                            $22,301,417      $14,159,143
   Current maturities of long-term debt       1,708,643        1,613,773
   Accounts payable                           7,321,055        5,461,348
   Accrued liabilities                       11,739,740       10,934,838
                                            -----------      -----------
     Total current liabilities               43,070,855       32,169,102
                                            -----------      -----------
LONG-TERM DEBT                               24,011,163       25,119,305
                                            -----------      -----------
DEFERRED INCOME TAXES AND OTHER               1,211,625        1,051,171
                                            -----------      -----------
MINORITY INTEREST                             1,702,898        3,517,006
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                  --              --
   Common stock, par $1, authorized 8,000,000
    shares; issued 3,574,681 shares as of
    June 30, 1997, and 3,537,211 shares
    as of September 30, 1996                  3,574,681       3,537,211
   Capital in excess of par value             2,652,949       2,489,674
   Retained earnings                         15,686,258      13,526,520
   Cumulative translation adjustment         (2,806,735)     (2,669,031)
                                            -----------     -----------
                                             19,107,153      16,884,374
   Less - treasury stock, at cost
    (234,094 shares at June 30, 1997, and
     243,433 shares at September 30, 1996)     (858,566)       (892,818)
                                            -----------     -----------
                                             18,248,587      15,991,556
                                            -----------     -----------
                                            $88,245,128     $77,848,140
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996


                         THREE MONTHS ENDED           NINE MONTHS ENDED
                              JUNE 30,                     JUNE 30,
                         1997         1996           1997          1996
                       --------     --------       --------      --------
REVENUES              $36,364,351  $33,170,481    $80,579,173  $74,737,845
                      -----------  -----------    -----------  -----------
COST AND EXPENSES:

  Cost of goods sold   22,744,511   21,691,475     51,405,772   50,155,519

  Selling and
   administrative
   expenses             9,219,048    7,797,843     22,364,472   18,905,806

  Litigation and
   related costs           --           --             --        2,039,000

                      -----------  -----------    -----------  -----------

                       31,963,559   29,489,318     73,770,244   71,100,325
                      -----------  -----------    -----------  -----------

OPERATING INCOME        4,400,792    3,681,163      6,808,929    3,637,520

INTEREST EXPENSE        1,037,313      923,528      2,731,908    2,328,388
                      -----------  -----------    -----------  -----------
INCOME FROM
 OPERATIONS BEFORE
 INCOME TAXES AND
 MINORITY INTEREST      3,363,479    2,757,635      4,077,021    1,309,132

INCOME TAXES            1,262,008      991,721      1,412,715      406,063
                      -----------  -----------    -----------  -----------
                        2,101,471    1,765,914      2,664,306      903,069

MINORITY INTEREST         205,842      348,083        504,569      588,874
                      -----------  -----------    -----------  -----------

NET INCOME            $ 1,895,629  $ 1,417,831    $ 2,159,737  $   314,195

                      ===========  ===========    ===========  ===========
EARNINGS PER
 COMMON SHARE         $       .57  $       .44    $       .65  $       .10
                      ===========  ===========    ===========  ===========
WEIGHTED AVERAGE
 SHARES OUTSTANDING     3,338,814    3,242,358      3,313,443    3,210,596
                      ===========  ===========    ===========  ===========

            The accompanying notes to consolidated financial statements are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                    1997           1996
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $ 2,159,737    $   314,195

Adjustment to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                  1,933,844      1,835,925
  Deferred taxes                                     5,825         23,466
  Provision for doubtful accounts receivable       256,624        379,063
  Income attributable to currency transactions     (22,645)       (33,572)
  Income attributable to minority interest         504,569        588,875
  Changes in assets and liabilities:
   Receivables, net                             (7,710,416)   (13,085,833)
   Inventories                                  (3,011,051)       (62,933)
   Other current assets                           (323,969)      (858,097)
   Accounts payable and accrued liabilities      2,686,472      3,707,129
   Other assets                                   (317,834)       (96,156)
                                               -----------    -----------

Net cash provided by (used in) operations       (3,838,844)    (7,287,938)
                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property, plant and
  equipment, net                                (1,480,764)    (3,620,732)
                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchase of subsidiary stock                   (2,519,324)        --
 Net proceeds from notes payable                 8,209,562     10,950,049
 Principal reductions of long-term debt         (1,015,315)      (843,220)
 Exercise of stock options                         234,997        424,864
                                               -----------    -----------
Net cash provided by (used in)
 financing activities                            4,909,920     10,531,693
                                               -----------    -----------

Effect of exchange rate changes on cash           (169,553)       (75,276)
                                               -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                 (579,241)      (452,253)

Cash and cash equivalents,
 beginning of period                             2,597,032      1,513,622
                                               -----------    -----------
Cash and cash equivalents,
 end of period                                 $ 2,017,791    $ 1,061,369
                                               ===========    ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)        $ 2,943,414    $ 2,001,122
   Income taxes                                    575,764        303,698

            The accompanying notes to consolidated financial statements are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K/A. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 1997, and the results of their operations and cash flows for the nine months ended June 30, 1997, and 1996, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain fiscal 1996 balances have been reclassified to conform to current year presentation.

2.   INVENTORIES:

Since amounts for inventories under the last-in, first-out (LIFO) method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 1997 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $1,205,000 and $958,000 higher at March 31, 1997, and September 30, 1996, respectively.

     Inventories consist of (in thousands):

                                June 30,     September 30,
                                  1997           1996
                              ------------   -------------

     Raw materials              $12,745        $12,538
     Work in process              4,021          4,268
     Finished goods              17,554         14,655
                                -------        -------
                                $34,320        $31,461
                                =======        =======

3.   EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board (FASB) has issued Statement No. 123, "Accounting for Stock-Based Compensation." The statement is effective for the Company in fiscal 1997 and requires that certain specific disclosures regarding the value of stock option grants made in fiscal 1996 and thereafter be included in its 1997 annual report on Form 10-K. The Company did not adopt the compensation recognition provision of the Statement, and, accordingly, it is not expected to affect the future results of operations or financial position of the Company. The specific disclosures required by this statement have not been determined at this time.

In 1997, the FASB issued Statement No. 128 "Earnings Per Share." This statement, which is effective for the Company's first quarter of fiscal 1998, establishes new requirements for the calculation, presentation and disclosure of earnings per share. There will be a requirement to present two earnings per share calculations. Basic earnings per share will be calculated on the weighted average of shares outstanding. The second calculation, diluted earnings per share, will be based on the weighted average of shares outstanding plus the effects of potentially dilutive common shares. The Company estimates that basic earnings per share would be substantially the same as those presented for all periods. It is estimated that diluted earnings per share would be $.03 less for the quarter and year to date 1997 periods with no change to the 1996 periods presented.


4.   TRANSLATION OF FOREIGN CURRENCIES:

As of January 1, 1997, Mexico is considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Translation gains and losses will therefore impact the results of operations going forward. Foreign currency transaction gains included in net income were approximately $23,000 and $34,000 for the periods ended June 30, 1997, and 1996, respectively.

5.   ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements is primarily due to foreign and state income taxes and other permanent items.

6.   CONTINGENCIES:

The Company, in the normal course of business, is party in certain litigation. Ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, it is estimated that the Company's exposure will not exceed approximately $3.3 million. The Company is presently pursuing other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys). The Company's appeal of this judgment has been denied by the New Jersey Superior Court Appellate Division and a motion for reconsideration of this denial is pending. As a result of the judgment, a provision of approximately $2 million ($1.3 million, net of tax) was recorded in 1996. This amount was in addition to approximately $1.3 million ($800,000, net of tax) provided in prior periods. No anticipated recoveries from insurance carriers or other third parties have been considered in these recorded loss provisions.

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

The Company is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $400,000 as of June 30, 1997), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

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

Item 2.
-------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended June 30, 1997, increased $3,194,000 from the same quarter last year. The changes by segment are as follows:

                                    Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.                $ 1,481          8      6        2
         Consumer Foreign               1,426         20     17        3
         Industrial                       287          4      4        0

U.S. Consumer revenue increased in the mass retail and educational markets. Revenue in Mexico increased approximately $1,000,000 and in Canada $400,000 primarily reflecting aggressive efforts in the mass market. Revenue in Mexico was decreased by $180,000 due to the decline in value of the peso compared to the U.S. dollar.

Revenues for the nine months ended June 30, 1997, increased $5,841,000 over the same period last year. The changes by segment are as follows:

                                    Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.                $ 1,611          4      2        2
         Consumer Foreign               3,997         32     26        6
         Industrial                       233          1      1        0

U.S. Consumer revenue increased primarily due to the mass market and educational market segments. Revenue in Mexico increased $3,000,000 despite a decrease of $300,000 due to the decline of the local currency compared to the U.S. dollar. Increased sales in the mass market and successful government bids were the primary reasons for this increase. Revenue in Canada increased $820,000 primarily in the mass retail market segment.

While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso once in each of the last three decades, the last one being in December 1994. In the short term after such a devaluation, consumer confidence has been shaken, leading to an intermediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. The Company does not employ any currency hedging practices. The currency risk in Mexico is managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

As of January 1, 1997, Mexico is considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52 "Foreign Currency Translation." Translation gains or losses will therefore impact the results of operations going forward.

Revenues increased $14,457,000 from the prior quarter as follows:

                                      Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.                $10,242         94     94        0
         Consumer Foreign               3,857         83     86        3
         Industrial                       358          5      5        0

U.S. and Foreign Consumer revenue reflects the seasonality of these segments. This quarter, historically, represents approximately 33% of annual revenues while the prior quarter represents only 18%.

OPERATING INCOME increased $720,000 over the same quarter last year. Foreign Consumer operating income increased $690,000 primarily on higher volume in Mexico. U.S. Consumer operating income increased $110,000. Higher volume and related increased manufacturing efficiencies were partially offset by initial promotional costs associated with increased penetration of the mass market and for new product introductions.

Operating income for the nine months ended June 30, 1997, increased $3,173,000 over the same period last year. The prior year included $2,039,000 for litigation and related costs of a judgment against the Company under New Jersey's Environmental Clean-Up Responsibility Act (ECRA), as described in Note 6 to Consolidated Financial Statements. Foreign Consumer increased approximately $1,400,000 primarily due to higher revenues in Mexico's mass and government market segments. U.S. Consumer increased $550,000. Increased manufacturing efficiencies and volume in this segment were the primary factors for the increase. In addition, these factors contributed to lower total cost of goods sold (from 67.1% of sales last year to 63.8% of sales in the current year period). Industrial operating income decreased $80,000 principally due to competitive pricing pressures on graphite. Total administrative costs increased due to higher debt amortization expenses, legal expenses, and new management personnel costs.

Operating income increased $3,285,000 over the prior quarter. U.S. Consumer and Foreign Consumer increased $2,140,000 and $1,140,000, respectively, primarily due to the seasonality of revenues, as discussed above.

INTEREST EXPENSE increased $114,000 and $404,000 for the quarter and nine months ended June 30, 1997, respectively, over the comparable periods last year. These increases are primarily due to higher debt incurred for the new corporate headquarters and subsidiary stock repurchase, as well as higher effective rates and balances of subordinated debt. Interest expense increased $142,000 over the prior quarter due to higher seasonal borrowings to support the Company's peak shipping period.

INCOME TAXES increased $270,000 and $1,007,000 for the quarter and nine months ended June 30, 1997, respectively, over the same periods last year and $1,237,000 over the prior quarter. These increases reflect the changes in before tax income. Effective tax rates for the 1997 period increased due to the impact of higher foreign tax rates.

MINORITY INTEREST represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. through January 1997. In February 1997, the Company increased its ownership, thus reducing minority interest to approximately 20%. See Note 7 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition has benefited from its recent operating success and the completion of major financing initiatives. Cash flows from operating activities in the first nine months of fiscal 1997 improved by approximately $3.5 million over the same period last year, due principally to increased receivable collections from strong fourth quarter 1996 revenues. This improvement was partially offset by higher inventory levels needed to service the Company's growing Consumer Group business.

Investing activities in the same period last year included approximately $2 million of costs related to the construction of the Company's new corporate headquarters. Total capital expenditures in fiscal 1997 are expected to return to more customary levels (approximately $2.2 million). Such expenditures approximated $1,481,000 in the first nine months of fiscal 1997. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will continue to be funded from operations and existing financing arrangements.
In addition, the Company has financed certain strategic manufacturing equipment (in the amount of $2.7 million) under a long-term operating lease arrangement.

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

The new financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. These new arrangements provide up to $10 million in additional financing as compared with the Company's previous primary lender agreement. At June 30, 1997, the Company had approximately $17 million of unused lines of credit available under this new financing arrangement.

In September 1996, the Company also completed the private placement of $16.5 million of new 12% Senior Subordinated Notes, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of Senior Subordinated Notes due 1999, and to reduce short-term borrowings, thus providing additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.8% at June 30, 1997). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and requires the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance.

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

                        PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------

(a)  Exhibits
     --------

     The following exhibits are required to be filed as part of this quarterly report on Form 10-Q:

     (3)(i)     Restated Certificate of Incorporation*
     (3)(ii)    Amended and Restated Bylaws**
     (4)(a)     Specimen Certificate of Company Common Stock*
     (4)(b)     Amended and Restated Stock Option Plan***
     (27)       Financial Data Schedule ****




* Incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended March 31, 1997, file number 0-2655, filed in Washington, D.C.

**   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, file number 0-2655, filed in Washington D.C.

*** Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

**** Filed electronically via EDGAR.



(b)  Reports on Form 8-K
     -------------------

     Not applicable.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY




Dated:  August 8, 1997                       By: /s/ Gino N. Pala
                                                 ----------------------------
                                                 Gino N. Pala
                                                 Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director



Dated:  August 8, 1997                       By: /s/ Richard A. Asta
                                                 ----------------------------
                                                 Richard A. Asta
                                                 Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer



Dated:  August 8, 1997                       By: /s/ John Adornetto
                                                 ----------------------------
                                                 John Adornetto
                                                 Vice President/Corporate
                                                  Controller and Chief
                                                  Accounting Officer