Form 10-K
period 1997-09-30
DIXON TICONDEROGA CO
filed 1997-12-22
CIK 14995

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                         OF THE SECURITIES EXCHANGE ACT OF 1934

                                  September 30,
For the fiscal year ended 1997                 Commission file number  0-2655
                              DIXON TICONDEROGA COMPANY

                   (Exact name of Company as specified in its charter)
Form 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended September 30, 1997.

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transaction period from
           to     .

                  Delaware                           23-0973760
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

         195 International Parkway, Heathrow, FL           32746
        (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (407) 829-9000

    Title of each class            Name of each exchange on which registered

Common Stock, $1.00 par value            American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sales price on December 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the Company was $31,074,863.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 3, 1997: 3,357,587 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]
Documents Incorporated by Reference:
Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 1997.

PART I

ITEM 1. BUSINESS
                     NEW DEVELOPMENTS AND BUSINESS STRATEGIES

      Dixon Ticonderoga Company (hereinafter the "Company") achieved record revenues and earnings in its fiscal year ended September 30, 1997. Revenues exceeded $115 million, an increase of approximately 8% over 1996, and net income grew to $3.6 million compared to $2.6 million in 1996 (excluding after tax provisions of $1.44 million for litigation costs and $282,000 for extraordinary refinancing costs). Operating income in the Company's two core business groups grew 34% to $13.2 million compared with $9.8 million in 1996 (excluding litigation costs). In 1997, cash flow from operating activities increased $5.7 million. These cash flows were utilized to reduce the Company's total debt (net of cash balances) by approximately $2.5 million and to finance the repurchase of subsidiary stock (an additional $2.5 million) discussed below.
      This improvement is attributable to the success of many of the Company's strategic objectives over the past several years. The Company aggressively introduced new products and repositioned many others, most notably its Consumer Group's new soybean-based crayon and the entire new design of its Prang product line. With the participation of the U.S. Soybean Board and several state Soybean Councils, the Company supported this introduction with a focused, full-scale promotional program utilizing outside public relations and advertising agencies and purchased media. The Industrial Group also began to offer new products such as petroleum coke and silicon-carbide brick (under its New Castle Refractories division's new technology agreement).
      The U.S. Consumer division also improved its gross profit margins by over 3% largely through ambitious manufacturing efficiency efforts. Such efforts included balancing production, efficiency studies by outside consultants, sharing of manufacturing processes between the U.S. and Mexico Consumer plants and the addition of certain strategic manufacturing equipment. For example, in 1997 the division began manufacturing its marker products on its modernized production line in place at its Deer Lake, Pennsylvania facility. The U.S. Consumer division also continued its emphasis on improving its distribution and customer service systems and processes through further training and technology enhancements.
      Significant operating improvement was also realized in the Mexico Consumer subsidiary where new management was put in place in late 1996. In addition, the Company repurchased approximately 30% of the minority interest in this subsidiary in February 1997, increasing its ownership to approximately 80%. Moreover, in December 1997, the Mexico subsidiary completed its acquisition of Vinci de Mexico, S.A. de C.V. This acquisition brings with it one of the most highly-regarded and recognized brand names in the school products industry in Mexico. Management expects continuing strong growth in its Mexico subsidiary.
      The Industrial Group's management ranks were reorganized and strengthened in such key areas as sales, technical research and development and in manufacturing. Also in 1997, graphite manufacturing activities were consolidated into the division's Burnet, Texas facility to gain efficiencies.
      Significant recent corporate activities include the 1996 recapitalization of the Company's U.S. debt, including nearly $70 million of new financing, primarily to provide working capital to support the growth of its Consumer and Industrial Groups. In 1996, the Company completed its relocation of corporate headquarters and has recently centralized additional management activities at this new facility in Heathrow, Florida. In 1997, the Company began many new human resource initiatives intended to enhance training, personnel development, benefits and incentive compensation for its employees.
      Further information regarding these matters is included elsewhere in the Annual Report on Form 10-K.

COMPANY ORGANIZATION

                             Dixon Ticonderoga Company
                                     (Parent)
                                        |
                                        |
       --------------------------------------------------------
       |                                |                     |
       |                                |                     |
Dixon Ticonderoga, Inc./        Dixon Europe, Ltd.    Bryn Mawr Ocean
Canada (Wholly-Owned)             (Wholly-Owned)      Resorts/Inactive
       |                                              (Wholly-Owned)
       |                                                    and
Dixon Ticonderoga de                               Ticonderoga Graphite,
Mexico, S.A. de C.V.                                   Inc./Inactive
(79.8% Owned)                                         (Wholly-Owned)

INDUSTRY SEGMENTS

The Company has two principal continuing business segments: its Consumer Group and Industrial Group. These segments, and the primary operations of each, are as follows:

      BUSINESS SEGMENTS               OPERATIONS

Consumer Group                   Manufacture and sale of writing and drawing
                                 pencils, pens, artist materials, felt tip
                                 markers, industrial markers, lumber
                                 crayons, typewriter correction materials
                                 and allied products.
Industrial Group                 Manufacture and sale to industry of
                                 processed natural and synthetic bulk
                                 graphite, graphite oil, solvent and water-based lubricants, as well as colloidal graphitic suspensions (Graphite and
                                 Lubricants division); clay and graphite
                                 stopper heads, firebrick, non-graphitic
                                 refractory kiln furniture and furnace
                                 linings (Refractories division).
      Financial information regarding net revenues, operating profits and identifiable assets related to the Company's industry segments for the years ended September 30, 1997, 1996, and 1995, is contained in Note 11 to Consolidated Financial Statements.
      The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada and Europe) in which its operations are being conducted.

CONSUMER GROUP

      The Company manufactures its leading brand TICONDEROGA and a full line of pencils in Versailles, Missouri. The Company also manufactures and markets advertising specialty pencils, pens and markers through its promotional products division.
      The Company is also the producer of WEAREVER writing products at its facility in Deer Lake, Pennsylvania. In addition to the WEAREVER and Dixon lines of pens, the Company also manufactures and markets its Prang and Ticonderoga lines of markers, mechanical pencils, and allied products at this facility.
      The Company also manufactures in Sandusky, Ohio (mainly for wholesale school suppliers and retailers) its PRANG brand of wax crayons, chalks, dry and liquid tempera, water colors and art materials. This division also manufactures special markers for industrial use all of which are marketed and sold, together with the products manufactured by the Versailles and Deer Lake operations, by the U.S. Consumer Products group.
      Under an agreement with Warner Bros. Consumer Products, the Company also manufactures and markets in the U.S., Canada, and Mexico a complete product line of pencils, pens, crayons, chalks, markers, paints, art kits and related items featuring the famous Looney Tunes characters. (See Note 12 to Consolidated Financial Statements.)
      Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer Products group.
      Dixon Ticonderoga de Mexico, Inc., S.A. de C.V., a majority-owned subsidiary (79.8%) is engaged in the manufacture and sale in Mexico of black and color writing and drawing pencils, typewriter correction materials, lumber crayons and allied products. This subsidiary also manufactures and sells in Mexico certain products of the type manufactured at the Sandusky facility, as well as marker products manufactured at the Deer Lake facility.
      Dixon Europe, Limited, a wholly-owned subsidiary of the Company is engaged in the distribution of many Dixon Consumer Products in the United Kingdom and other European countries.

INDUSTRIAL GROUP

      Through its Graphite and Lubricants division, Dixon manufactures and sells processed natural and synthetic graphite, graphite oil, petroleum coke, solvent and water-based lubricants as well as colloidal graphitic suspensions. The American Graphite location in Manchester Township, New Jersey, and the Southwestern Graphite location in Burnet, Texas, process and sell graphite to industrial customers, and are engaged in the processing and blending of various grades of foreign and domestic graphites for use in the manufacture and sale of related products.
      The New Castle Refractories division, with plants located in Ohio, Pennsylvania and West Virginia, manufactures various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, silicon-carbide brick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries; refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads.

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

RAW MATERIALS
      Graphite, which can be considered a strategic raw material for the Company's business, is sold by the Company in bulk and as a component, and is used in the manufacture of refractory products, lubricants and leads for wood-cased pencils. Graphite is purchased from Brazil, Madagascar, India, Mexico, People's Republic of China, Sri Lanka, West Germany and Zimbabwe. There were no significant raw material shortages of any consequence during 1997 nor any anticipated for future periods.

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

SEASONAL ASPECTS OF THE BUSINESS
      The Consumer Group reflects greater portions (approximately 64% in 1997) of its sales in the third and fourth fiscal quarters of the year due to shipments of school orders to its distribution network. This practice, which is standard for this industry, usually causes the Company to incur additional bank borrowings during the period between shipment and payment.
      The Industrial Group has no material seasonal aspects.

COMPETITION
      Both of the Company's industry segments are engaged in a highly competi-tive business with a number of competitors, some of whom are larger and have greater resources than the Company. Important to the Company's market position are the quality and performance of its products, its marketing and distribution systems, and the reputation developed over the many years that the Company has been in business.

RESEARCH AND DEVELOPMENT
      The Company employs approximately 18 full-time professional employees in the area of quality control and product development. The Company has establish-ed a centralized research and development laboratory in its Sandusky, Ohio facility. For accounting purposes, research and development expenses in any year presented in the accompanying Consolidated Financial Statements do not represent more than 1% of revenues.

EMPLOYEES
      The total number of persons employed by the Company was approximately 1,170 of which 760 were employed in the United States.

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

                                                         SQUARE FEET
           LOCATION                                     OF FLOOR SPACE
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

ITEM 3.  LEGAL PROCEEDINGS

      In March 1986, The Dixon Venture ("Venture") (an unrelated company) filed a civil action in the New Jersey Superior Court seeking recovery of damages and costs allegedly incurred by Venture in connection with the clean-up ofindustrial property acquired from the Company in Jersey City, New Jersey in February, 1984.
Venture's claims were brought pursuant to the New Jersey Environmental Clean-up
Responsibility Act ("ECRA"), an environmental remedial statute dealing with the transfer of industrial property.
      On April 24, 1996, a decision was rendered by the Superior Court of New
Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, the Company estimates its exposure to be approximately $3.3 million. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorneys). A subsequent appeal and filing with the New Jersey Supreme Court for relief from the original judgment have been denied. As a result of the judgment, the Company increased its liability accrued for this matter to $3.3 million during 1996.
      Also see Notes 12 and 14 to Consolidated Financial Statements.

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


                                FISCAL                     FISCAL
QUARTER ENDING                   1997                       1996

                            LOW        HIGH            LOW        HIGH

December 31                 6.38       8.38            5.50       9.88
March 31                    6.25       7.38            6.38       7.75
June 30                     6.38      12.00            6.00       7.50
September 30               11.56      14.00            6.50       8.13

      Since fiscal 1990, the Board of Directors has suspended payment of dividends. The Board will continue to review the Company's future performance and determine the dividend policy on a quarter-to-quarter basis. The Company's debt agreements restrict the amount of dividends which can be paid in the future. (See Notes 3 and 4 to Consolidated Financial Statements).
      The number of record holders of the Company's common stock at December 3, 1997, was 425.

ITEM 6.  SELECTED FINANCIAL DATA

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    FOR THE FIVE YEARS ENDED SEPTEMBER 30, 1997
                      (in thousands, except per share amounts)
                             1997     1996     1995     1994     1993
REVENUES                  $115,055  $106,696  $95,565  $91,932   $82,138

INCOME FROM
 CONTINUING OPERATIONS    $  3,601  $  1,168  $ 1,658  $ 3,417   $   476

LOSS FROM
 DISCONTINUED OPERATIONS       -         -       (595)    (116)     (146)

EXTRAORDINARY ITEM             -        (282)     -       -          -

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE       -         -        -       -          235

NET INCOME                $  3,601  $    886  $ 1,063  $ 3,301    $  565

EARNINGS (LOSS) PER
 COMMON SHARE (PRIMARY):
 CONTINUING OPERATIONS    $   1.05  $    .36  $   .52  $  1.10    $  .15

 DISCONTINUED OPERATIONS       -         -       (.19)    (.04)     (.04)

 EXTRAORDINARY ITEM            -        (.09)      -        -         -

 CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE      -          -        -        -        .07

NET INCOME                $   1.05  $    .27  $   .33  $  1.06    $  .18

EARNINGS (LOSS) PER
 COMMON SHARE (  FULLY DILUTED):
 CONTINUING OPERATIONS    $   1.00  $    .36  $   .52  $  1.10    $  .15

 DISCONTINUED OPERATIONS\      -          -      (.19)    (.04)     (.04)

 EXTRAORDINARY ITEM            -         (.09)     -        -         -

 CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE      -          -        -        -        .07


NET INCOME                $   1.00  $    .27  $   .33  $  1.06   $   .18

TOTAL ASSETS              $ 84,161  $ 77,848  $70,158  $68,852   $63,946

LONG-TERM DEBT            $ 23,556  $ 25,119  $14,541  $19,141   $18,279

DIVIDENDS PER
  COMMON SHARE            $    -    $    -    $    -   $    -    $   -

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

1997 vs. 1996:

      Income from continuing operations before income taxes and minority interest increased $4,153,000 in 1997. In 1996, there were provisions for litigation settlements and legal costs of $2,039,000 (see Item 3 and Note 12 to Consolidated Financial Statements). Revenue increases of $5,715,000 in the for-eign operations contributed to an increase in operating profits of $2,815,000. Manufacturing efficiencies and higher volume increased U.S. Consumer operating profits by $1,011,000. Higher employee benefit and insurance costs, consulting and professional expenses, and amortization of loan fees increased corporate administrative expenses by $870,000. Operating profits in the Industrial segment decreased $464,000 with gains in the Refractories division being more than offset by a decrease in the Graphite and Lubricants division operating profit, which suffered from competitive pricing pressures. Interest expense increased $380,000 on higher average borrowing rates during the year. The 1997 effective tax rates increased to more normal U.S. statutory and state tax rates overall, compared with 1996 which was favorably affected by lower foreign tax rates.

1996 vs. 1995:

      Income from continuing operations before income taxes, minority interest and extraordinary items decreased $1,014,000 in 1996. In 1996 and 1995 there were provisions of $2,039,000 and $1,530,000, respectively, for litigation settlements and legal costs related to several lawsuits (see Item 3 and Note 12 to Consolidated Financial Statements). Foreign Consumer operating profits decreased $962,000 primarily due to provisions for doubtful accounts receivable (of approximately $500,000) in Mexico, as well as 1995 foreign currency gains of over $500,000. The referenced $500,000 provision for doubtful accounts was principally due to one large and unusual bad debt regarding a large Mexican retailer. The Company does not expect such losses to reoccur, nor does this represent any trend or deterioration of the Company's Mexico accounts receiv-able. Also in 1997, there were additional distribution and promotional costs incurred by U.S. Consumer to service the mass retail and mega-store markets. Interest expense decreased $229,000 due to lower average borrowings. Income tax expense decreased in the same proportions as before tax income. The difference between the effective tax rate and the U.S. statutory rate primarily is due to the effect of lower foreign rates and certain permanent items.

1995 vs. 1994:

     Income from continuing operations before income taxes and minority interest decreased $1,000,000 in 1995. Included in 1995 are provisions of $1,530,000 for litigation settlements and legal costs related to several lawsuits (see Item 3 and Note 12 to Consolidated Financial Statements). In 1994 there was a gain on sale of subsidiary stock and other assets of $2,313,000 relating primarily to the sale of stock in our Mexico subsidiary (see Note 8 to Consolidated Financial Statements). Net corporate expenses decreased $690,000 in 1995, while interest expense decreased $678,000. The interest expense reduction was principally due to the Mexican subsidiary's low borrowing position subsequent to the aforementioned sale of stock. Income taxes decreased $380,000 on lower before tax income and the 1995 effective rate decreased due to the impact of lower foreign rates and certain permanent items.

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

REVENUES

      Overall 1997 revenues increased $8,359,000 over the prior year. The changes by segment are as follows:

                           Increase         % Increase (Decrease)
                          (Decrease)        Total  Volume  Price/Mix

      Consumer U.S.          $1,945,000        3      2        1
      Consumer Foreign        5,715,000       30     22        8
      Industrial                699,000        3      4       (1)

      U.S. Consumer revenue increased primarily in the educational, mass retail and commercial office supply mega-store markets. Revenue in Mexico and Canada increased $4,168,000 and $1,326,000, respectively. In both geographic areas there were aggressive efforts in the mass retail market. In Mexico, there was a decrease of $425,000 in revenue due to the decline in value of the peso compared to the U.S. dollar. The Industrial increase was primarily due to higher volume in the Refractories division.

      While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso once in each of the last three decades, the last one being in December 1994. In the short term after such devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. The Company's Mexico subsidiary purchased a peso currency option to protect against devaluation in excess of approximately 10%. This currency risk in Mexico is further managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars. Subsequent to September 30, 1997, the Mexican peso devalued approximately 6% as compared with the U.S. dollar.
      Overall 1996 revenues increased $11,131,000 over the prior year. The changes by segment are as follows:

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

      U.S. Consumer revenue volume increases were primarily in the office supply mega-store market.  The decrease in Foreign Consumer revenue was primarily due to the majority-owned subsidiary in Mexico.  Revenue in Mexico decreased
$5,200,000 due to the decline of the peso value compared to the U.S. dollar.
This decrease was partially offset by increased peso selling prices. Industrial revenue increased primarily due to higher volume in the Refractories division.

OPERATING PROFITS

     There was an increase of $3,362,000 in operating profits by segment in 1997 (exclusive of provisions for litigation settlements and related costs). Foreign operations increased $2,815,000. Mexico operating profits increased $2,393,000 and Canada increased $368,000 on revenue increases of 45% and 15%, respectively. U.S. Consumer operating profits increased $1,011,000 (exclusive of provisions for litigation settlements and related costs in 1996), primarily due to increased manufacturing efficiencies and higher volume. Industrial operating profits decreased $464,000 primarily due to competitive pricing pressures in the Graphite and Lubricants division. Total cost of goods sold in 1997 decreased (63.4% of sales as compared with 65.9% in 1996) due primarily to the aforementioned manufacturing efficiencies.

      There was a decrease of $582,000 in operating profits by segment in 1996 (exclusive of provisions for litigation settlements and related costs). Foreign Consumer operating profits decreased $962,000 primarily due to the aforemen-tioned provisions for doubtful accounts receivable (of approximately $500,000) in Mexico, as well as 1995 foreign currency gains of over $500,000. U.S. Consumer operating profits increased $367,000. This increase was due to the U.S. Consumer revenue growth. However, additional distribution and promotional costs incurred to service the U.S. Consumer retail and mega-store markets part-ially offset revenue growth. In addition, provisions for litigation settlements and related costs increased over provisions made in 1995, and accordingly, decreased U.S. Consumer and Industrial operating profits by $411,000 and $98,000, respectively.

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

MINORITY INTEREST

      Minority interest represents 20.2% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. from February 1997 and 49.9% prior thereto ($808,536 and $920,522 in fiscal 1997 and 1996, respectively), equivalent to the extent of the investment of the minority shareholders. As described in Note 8 to Consolidated Financial Statements, this minority interest was created by an initial public offering in 1994. The Company repurchased approximately 30% of its subsidiaries shares in February 1997.

EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS

      In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings Per Share." This statement, which is effective for the Company's first quarter of fiscal 1998, establishes new requirements for the calculation, presentation and disclosure of earnings per share. There will be a requirement to present two earnings per share calculations. Basic earnings per share will be calculated on the weighted average of shares outstanding. The second calculation, diluted earnings per share, will be based on the weighted average of shares outstanding plus the effects of potentially dilutive common shares. The effect on fiscal years 1997, 1996, and 1995 is disclosed in Note 9 to Consolidated Financial Statements.

      Also in 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" which is effective for the Company in fiscal 1999. This statement requires the reporting of net income and all other charges to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. The Company estimates that currently the only component of comprehensive income that bypasses the statement of operations is foreign currency translation adjustments presently being reported in the Consolidated Statement of Shareholders' Equity.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's financial condition has benefited significantly from its recent operating success and the completion of major financing initiatives.
Cash flows from operating activities in 1997 improved by approximately $5.7 million over the prior year, due principally to higher operating profits, increased receivable collections and more strict inventory control and accounts
payable management practices.   Income from operations increased $2.4 million
and inventory levels remained relatively flat, despite an increase in consol-idated revenues of 8%. Despite strong collection efforts, total accounts receivable increased approximately $2.5 million on the higher revenues
(although this increase was significantly less than in 1996). Account payable management procedures also contributed to improved operating cash flows. As is the case historically, cyclical short-term borrowings (see below) financed peak mid-year increases in accounts receivable and inventories.
      The Company's investing activities included approximately $2 million in purchases of property and equipment in 1997. This lower level of purchases as compared with prior years is attributable to the 1996 construction of the Company's new corporate headquarters facility in Heathrow, Florida.
Expenditures to complete this building project approximated $2.2 million in 1996 (with a total project cost of approximately $3.6 million). The construction costs were ultimately financed through a permanent $2.73 million mortgage arrangement. (See Note 4 to Consolidated Financial Statements). The Company also financed certain strategic manufacturing equipment (in the amount of $2.7 million) under a long-term operating lease arrangement. (See Note 12 to Consolidated Financial Statements). Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements.
      In July 1996, the Company entered into new financing arrangements with a consortium of lenders to provide additional working capital. The new loan and security agreement provides for a total of $48 million in financing. This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the original amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001. The Company previously executed certain interest rate "swap" agreements which effectively fix the rate of interest on approximately $13 million of this debt at 8.75% to 8.87%.
      These new financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. These new arrangements provide up to $10 million in additional financing as compared with the Company's previous primary lender agreement. At September 30, 1997, the Company had approximately $24 million of unused lines of credit available under this new financing arrangement.

      In September 1996, the Company also completed the private placement of $16.5 million of new 12% Senior Subordinated Notes, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of Senior Subordinated Notes due 1999, and to reduce short-term borrowings, thus providing additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.8% at September 30, 1997). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance.
      The Company entered into the aforementioned interest rate "swap" agreements to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The "swaps" are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.
      The Company's repurchase of its Mexico subsidiary's stock in February 1997 (see Note 8 to Consolidated Financial Statements) was financed through the aforementioned revolving line of credit facility. The Company's subsidiary's acquisition of Vinci de Mexico, S.A. de C.V., completed in December 1997, was financed entirely through its on-hand cash and cash equivalents.
      Refer to Notes 3 and 4 to Consolidated Financial Statements for further description of the aforementioned financing arrangements.
      The new and existing sources of financing and cash expected to be generat-ed from future operations will, in management's opinion, be sufficient to ful-fill all current and anticipated requirements of the Company's ongoing business and to meet all of its obligations.

YEAR 2000 COMPUTER ISSUES

      The Company is in process of assessing and addressing the impact of the year 2000 on its computer hardware and software. The Company's principal operating and application software is believed to be year 2000 compliant, although peripheral applications and/or personal computer systems may not be. Management and its outside management information consultants are in the process of developing a plan to assure full compliance by 1999. Accordingly, the Company does not expect this matter to materially impact how it conducts business nor its future results of operations or financial position.

FORWARD-LOOKING STATEMENTS

      Any "forward-looking statements" contained in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                                         PAGE

Report of Independent Accountants                        19

Consolidated Balance Sheets as of
 September 30, 1997 and 1996                             20

Consolidated Statements of Operations For the Years
 Ended September 30, 1997, 1996 and 1995               22-23

Consolidated Statements of Shareholders' Equity
 For the Years Ended September 30, 1997, 1996 and 1995   24

Consolidated Statements of Cash Flows For the Years
 Ended September 30, 1997, 1996 and 1995               25-26

Notes to Consolidated Financial Statements             27-43

Schedule For the Years Ended
 September 30, 1997, 1996, and 1995:

        II. Valuation and Qualifying Accounts           44

Consent of Independent Accountants                      45

      Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT ACCOUNTANTS


Shareholders and Board of Directors of
Dixon Ticonderoga Company


      We have audited the accompanying consolidated financial statements and the financial statement schedule of Dixon Ticonderoga Company and subsidiaries as listed in the index on page 17 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dixon Ticonderoga Company and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                  COOPERS & LYBRAND L.L.P.




Orlando, Florida
November 26, 1997,
 except as to Note 14 for which
 the date is December 19, 1997

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1997 AND 1996
         ASSETS                                   1997             1996

CURRENT ASSETS:

 Cash and cash equivalents                     $ 5,607,587    $  2,597,032

 Receivables, less allowance for
  doubtful accounts of $1,004,537
  in 1997 and $1,352,411 in 1996                25,969,659      23,442,889

 Inventories                                    31,580,175      31,460,934

 Other current assets                            3,225,881       3,044,796
         Total current assets                   66,383,302      60,545,651

PROPERTY, PLANT AND EQUIPMENT:
 Land and buildings                             16,955,803      15,711,724
 Machinery and equipment                        17,130,035      16,537,994
 Furniture and fixtures                            944,267         917,222

                                                35,030,105      33,166,940

 Less accumulated depreciation                 (19,542,880)    (17,730,505)

                                                15,487,225      15,436,435

OTHER ASSETS                                     2,290,712       1,866,054

                                              $ 84,161,239    $ 77,848,140

         LIABILITIES AND
         SHAREHOLDERS' EQUITY                     1997            1996


CURRENT LIABILITIES:

 Notes payable                                 $16,058,080     $14,159,143
 Current maturities of long-term debt            1,745,080       1,613,773
 Accounts payable                                7,077,955       5,461,348
 Accrued liabilities                            12,712,385      10,934,838

         Total current liabilities              37,593,500      32,169,102

LONG-TERM DEBT                                  23,555,618      25,119,305

DEFERRED INCOME TAXES AND OTHER                  1,142,631       1,051,171

MINORITY INTEREST                                2,006,865       3,517,006

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, par $1, authorized
  100,000 shares, none issued                         --             --
 Common stock, par $1, authorized
  8,000,000 shares, issued 3,591,681
  shares in 1997 and 3,537,211
  shares in 1996                                  3,591,681       3,537,211
 Capital in excess of par value                   2,770,668       2,489,674
 Retained earnings                               17,127,698      13,526,520
 Cumulative translation adjustment               (2,768,856)     (2,669,031)
                                                 20,721,191      16,884,374
 Less treasury stock, at cost
  (234,094 shares in 1997; 243,433
  shares in 1996)                                  (858,566)       (892,818)

                                                 19,862,625      15,991,556

                                                $84,161,239     $77,848,140


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                    1997            1996          1995

REVENUES                        $115,054,806     $106,695,874   $95,565,000

COSTS AND EXPENSES:
 Cost of goods sold               72,916,837       70,343,837    62,193,918
 Selling and
  administrative expenses         31,252,037       27,955,760    24,241,328
 Provisions for litigation
  settlements and related costs       --            2,039,000     1,530,377

                                 104,168,874      100,338,597    87,965,623

OPERATING INCOME                  10,885,932        6,357,277     7,599,377

INTEREST EXPENSE                  (3,799,760)      (3,423,650)   (3,652,824)

INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND MINORITY INTEREST             7,086,172        2,933,627     3,946,553

INCOME TAXES                       2,676,458          845,044     1,137,897
                                   4,409,714        2,088,583     2,808,656

MINORITY INTEREST                    808,536          920,522     1,150,690

INCOME FROM CONTINUING OPERATIONS  3,601,178        1,168,061     1,657,966

DISCONTINUED OPERATIONS:
 Loss from operations                  --             --           (174,923)
 Loss on disposal                      --             --           (420,000)

                                       --             --           (594,923)

EXTRAORDINARY ITEM                     --           (282,303)       --




NET INCOME                      $  3,601,178     $    885,758   $1,063,043

EARNINGS (LOSS) PER
COMMON SHARE (PRIMARY):
 Continuing operations                $   1.05       $    .36       $   .52
 Discontinued operations                   --             --           (.19)
 Extraordinary item                        --            (.09)          --

     Net income                       $   1.05       $    .27       $  .33

EARNINGS (LOSS) PER
COMMON SHARE (FULLY DILUTED):
 Continuing operations                $   1.00       $    .36       $  .52
 Discontinued operations                   --             --          (.19)
 Extraordinary item                        --            (.09)         --


     Net income                       $   1.00       $    .27       $  .33












                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                         Common      Capital in                   Cumulative
                                       Stock $1      Excess of     Retained     Translation
Treasury
                                           Par Value     Par Value     Earnings      Adjustment   Stock



BALANCE, September 30, 1994               $ 3,424,873     $ 2,042,639   $11,577,719   $  (531,455)$
(972,912)
 Net income                                                             1,063,043
 Cumulative translation adjustment                                                   (1,555,899)
 Employee stock options exercised              23,593        91,985
 Employee Stock Purchase Plan
  (10,123 shares)                                            31,705
37,132


BALANCE, September 30, 1995               $ 3,448,466   $ 2,166,329   $12,640,762   $(2,087,354)$
(935,780)
 Net income                                                               885,758
 Cumulative translation adjustment                                                     (581,677)
 Employee stock options exercised              88,745       295,368
 Employee Stock Purchase Plan
  (11,714 shares)                                            27,977
42,962


BALANCE, September 30, 1996               $ 3,537,211   $ 2,489,674   $13,526,520   $(2,669,031)$
(892,818)
 Net income                                                             3,601,178
 Cumulative translation adjustment                                                      (99,825)
 Employee stock options exercised              54,470         260,669
 Employee Stock Purchase Plan
  (9,339 shares)                                             20,325
34,252

BALANCE, September 30, 1997               $ 3,591,681   $ 2,770,668   $17,127,698   $(2,768,856)$
(858,566)

The accompanying notes are an integral part of the consolidated financial statements.

                       DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                          1997         1996         1995
Cash flows from operating activities:

Income from continuing operations       $3,601,178    $1,168,061  $1,657,966
Loss from discontinued  operations           --            --       (594,923)
Loss from extraordinary item                 --         (282,303)      --
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:

  Depreciation and amortization          2,571,660    2,361,081   2,379,728
  Deferred taxes                          (228,039)    (900,298)     83,802
  Provision for doubtful accounts
   receivable                              248,576      977,965     421,850
  Income attributable to
   minority interest                       808,536      920,522   1,150,690
  (Income) loss attributable
   to currency transactions                 80,829         (201)   (511,424)
  Changes in assets [(increase)
   decrease] and liabilities
   [increase(decrease)]:

   Receivables, net                     (2,862,231)  (6,627,147)   (227,805)
   Inventories                            (207,379)     632,502    (929,306)
   Other current assets                   (374,881)     122,595     147,739
   Accounts payable and accrued
    liabilities                          3,703,760    3,176,740     (21,632)
   Other assets                           (655,730)    (530,503)    114,006

Net cash provided by (used in)
  operating activities                   6,686,279    1,019,014    (329,309)

Cash flows from investing activities:

  Purchases of plant and equipment      (1,938,543)  (4,090,295) (3,007,547)

                                         1997         1996         1995
Cash flows from financing activities:

Principal additions to Senior
  Subordinated Notes                     --       16,500,000       --
Principal reductions of Senior
  Subordinated Notes                     --      (10,350,000)  (3,325,000)
Proceeds from additions to
  long-term debt                         --        2,725,000       --
Proceeds from additions to
  notes payable                      1,918,202         --       8,040,299
Principal reductions of
  long-term debt                    (1,433,695)   (1,222,847)  (1,131,276)
Purchase of subsidiary stock        (2,519,324)        --          --
Principal reductions of
  notes payable                          --       (3,718,522)      --
Other non-current liabilities          197,435        (1,949)    (109,626)
Employee Stock Purchase Plan            54,577        70,939       68,837
Exercise of stock options              162,512       384,113      115,578

Net cash provided by (used in)
  financing activities              (1,620,293)    4,386,734    3,658,812

Effect of exchange rate changes
 on cash                              (116,888)     (232,043)    (631,098)

Net increase (decrease) in cash
  and cash equivalents               3,010,555     1,083,410     (309,142)

Cash and cash equivalents,
  beginning of year                  2,597,032     1,513,622    1,822,764

Cash and cash equivalents,
  end of year                       $5,607,587   $ 2,597,032   $ 1,513,622




Supplemental Disclosures:
 Cash paid during the year for:

 Interest (net of amount capitalized
  in 1996 and 1995)                 $4,127,005   $ 3,545,106   $ 3,697,023
 Income taxes                        1,570,774       972,403     1,616,427

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

      Principles of consolidation:

      The consolidated financial statements include the accounts of Dixon Ticonderoga Company and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of the Company's Mexico subsidiary (49.9% at the beginning of the year). In February the company repurchased shares of this subsidiary on the open market reducing the minority interest to 20.2%

      Translation of foreign currencies:

      In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subsidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of shareholders' equity, except for Mexico. As of January 1, 1997 Mexico is considered a highly inflationary economy for purposes of applying this statement. Mexico translation gains and losses, therefore, affect results of operations after January 1, 1997. Gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. Foreign currency transaction gains (losses) included in net income were approximately ($81,000) and $511,000, for fiscal years 1997 and 1995, respectively.

      Cash and cash equivalents:

      Cash and cash equivalents include investment instruments with a maturity of three months or less at time of purchase.

      Inventories:

      Inventories are stated at the lower of cost or market. Certain inventories amounting to $16,601,000 and $16,253,000, at September 30, 1997 and 1996, respectively, are stated on the last-in, first-out (LIFO) method of determining inventory costs. Under the first-in, first-out
      (FIFO) method of accounting, these inventories would be $803,000 and $958,000 higher at September 30, 1997 and 1996, respectively. All other inventories are accounted for using the FIFO method.

      The financial accounting basis for the LIFO inventories exceeds the LIFO tax basis by approximately $1,280,000 and $1,276,000 at September 30, 1997 and 1996, respectively.

              Inventories consist of (in thousands):

                                              September 30,
                                            1997           1996

              Raw material               $ 11,760       $ 12,538
              Work in process               4,400          4,268
              Finished goods               15,420         14,655

                                         $ 31,580       $ 31,461

      Property, plant and equipment:

      Property, plant and equipment are stated at cost. During 1997, there was no capitalized interest. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the respective assets. The range of estimated useful lives by class of property, plant and equipment are as follows:

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

      Reporting comprehensive income:

      In 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" which is effective for the Company in fiscal 1999. This statement requires the reporting of net income and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. The Company estimates that currently the only component of comprehensive income that bypasses the statement of operations is foreign currency translation adjustments presently being reported in the Consolidated Statement of Shareholders' Equity.

      Reclassifications:

      Certain prior year amounts have been reclassified to conform with the current year classifications.

(2)   ACCRUED LIABILITIES:

      The major components of accrued liabilities are as follows (in thousands):

                                                    September 30,
                                                1997              1996

              Salaries and wages              $ 2,775          $  2,012
              Employee benefit plans              680               769
              Income taxes                      2,615             1,572
              Other                             6,642             6,582

                                              $12,712          $ 10,935

(3)   NOTES PAYABLE:

      In July 1996, the Company entered into new financing arrangements with a consortium of lenders to provide additional working capital. The new loan and security agreement provides for a total of $48 million in financing through July 1999. This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate (8.5% at September 30, 1997), plus 0.5%, or the prevailing LIBOR rate (approximately 5.7% at September 30, 1997) plus 2.5%. Borrowings under the revolving credit facility ($15,960,000 as of September 30, 1997) are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. In addition, the financing agreement also includes a term loan in the original amount of $7.75 million (see Note 4). In 1995, the Company executed an interest rate "swap" agreement which effectively fixes the rate of interest on approximately $5 million of the revolver debt at 8.87% for five years. The carrying value of borrowings under the revolving credit facility is a reasonable estimate of fair value as interest rates are based on prevailing market rates.

      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. As of September 30, 1997, the Company is in compliance with all such provisions. These arrangements provide up to $10 million in additional financing as compared with the Company's previous primary lender agreement. At September 30, 1997, the Company had approximately $24 million of unused lines of credit available under the revolving credit facility. A fee of 0.25% is paid on the unused portion of this facility.

      The weighted average interest rate of the Company's outstanding notes payable (including foreign borrowings) was 9.0%, 8.6%, and 9.4% as of September 30, 1997, 1996 and 1995, respectively.

(4)   LONG-TERM DEBT:

      Long-term debt consists of the following (in thousands):

                                                       September 30,
                                                      1997       1996

              12% Senior Subordinated Notes       $ 16,500    $ 16,500
              Bank term loan                         6,000       7,500
              Building mortgage                      2,619       2,717
              Other                                    181          16

                                                    25,300      26,733
             Less-current maturities                (1,745)     (1,614)

                                                  $ 23,555    $ 25,119


      In September 1996, the Company completed the private placement of $16.5 million of new 12% Senior Subordinated Notes valued at their face amount, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of 10.59% Senior Subordinated Notes due 1999, to reduce short-term borrowings and to provide additional working capital. This transaction also reduced the Company's annual debt service obligations by approximately $3.3 million through 1998. The Company executed a reverse interest rate "swap" agreement which converts $10 million of the notes to a floating rate of interest (approximately 10.8% at September 30, 1997). In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. No value was assigned to the warrants, which expire in 2003, based on a fair market value determination at the date of issuance. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. As of September 30, 1997, the Company is in compliance with all such provisions.

      In connection with the early retirement of the 10.59% Senior Subordinated Notes in 1996, the Company incurred a loss on early extinguishment of debt of $448,303 ($282,303, after tax), presented as an extraordinary item in the accompanying consolidated financial statements.

      The loan and security agreement with the Company's primary lender (see
      Note 3) also includes a term loan in the original amount of $7.75 million. Interest on the term loan is payable monthly at either the bank's prime rate (8.5% at September 30, 1997) plus 0.5% or the prevailing LIBOR rate (approximately 5.7% at September 30, 1997) plus 2.5%. In 1995, the Company executed an interest rate "swap" agreement which effectively fixes the term loan rate at 8.75% through its maturity. The term loan is payable in varying monthly installments through May 2001.

      In addition, in 1996 the Company entered into a mortgage agreement with respect to its corporate headquarters building in Heathrow, Florida. The mortgage (in the original amount of $2.73 million) is for a period of 15 years and bears interest at 8.1%.

      Carrying values of the Senior Subordinated Notes, the bank term loan and the building mortgage are reasonable estimates of fair value as interest rates are based on prevailing market rates. The aggregate fair value of the Company's three interest rate "swap" agreements (discussed in Note 3 and above) is an unrecognized gain of approximately $58,000, representing the net value of the underlying agreements, if settled as of September 30, 1997.

      Aggregate maturities of long-term debt are as follows (in thousands):

                              1998             1,745
                              1999             1,872
                              2000             1,799
                              2001             6,746
                              2002             5,647
                              Thereafter       7,491
                                             $25,300

(5)   INCOME TAXES:

      The components of net deferred tax asset recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                      1997        1996

      U.S. current deferred tax assets
        (included in other current assets)          $ 1,818    $ 1,884
      Foreign current deferred tax liability
        (included in accrued liabilities)              (535)      (758)
      U.S. and foreign, noncurrent deferred
         tax liability (included in deferred
         income taxes and other)                       (913)    (1,017)

        Net deferred tax asset                      $   370    $   109

      Deferred tax assets:
       Vacation pay                                 $   238    $   193
       Accrued pension                                  269        175
       Accrued legal                                    979        983
       Accrued environmental costs                      137        135
       Accounts receivable                                8        224
       Other                                            115        111
       Foreign net operating loss carryforward          501        504
       Valuation allowance                             (501)      (504)

        Total deferred tax asset                      1,746      1,821

      Deferred tax liabilities:
       Inventories                                     (423)      (549)
       Depreciation                                    (327)      (461)
       Property, plant and equipment                   (626)      (502)
       Foreign dividend income                          --        (200)

        Total deferred tax liability                 (1,376)    (1,712)

        Net deferred tax asset                      $   370    $   109


      It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. Certain undistributed earnings of foreign subsidiaries that are essentially permanent in duration and not expected to reverse in the foreseeable future approximate $13,406,000 as of September 30, 1997. The determination of the unrecognized deferred tax liability for such temporary differences is not practicable.

      The provision for income taxes (benefit) from continuing operations is comprised of the following (in thousands):

                                     1997          1996      1995
              Current:
                   U.S. Federal    $  773        $  910     $  795
                   State               85            13         44
                   Foreign          2,046           822        215
                                    2,904         1,745      1,054
              Deferred:
                   U.S. Federal       (51)         (740)      (612)
                   Foreign           (177)         (160)       696

                                     (228)         (900)        84
                                   $2,676        $  845     $1,138

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

      The differences between the provision for income taxes on continuing operations computed at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements are as follows (in thousands):
                                                  1997      1996     1995


        Amount computed using statutory rate     $2,409    $  997   $1,342

        Foreign income                               38      (327)    (329)

        State taxes, net of federal benefit          56         9       29

        Permanent differences                       138       126      104

        Others                                       35        40       (8)

        Provision for income taxes               $2,676    $  845   $1,138

      Permanent differences result primarily from intercompany net income that is eliminated from the consolidated statements of operations but are taxed in various jurisdictions.

      The Company has paid the total obligation assessed under a Revenue Canada examination for its tax years 1991 through 1993. A Revenue Canada examination is in process with respect to its 1994 and 1995 tax years. The Company and its outside tax advisors have assessed the potential outcome of the current examination and believe that the above income tax provisions are adequate to resolve these examinations without materially affecting the Company's future results of operations or financial position.

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

      The following table sets forth the plans' funded status (accumulated benefits exceed assets in all plans) at September 30, 1997 and 1996 (in thousands):
                                                        September 30,
                                                      1997       1996


         Actuarial present value of:

         Accumulated benefit obligation             $(3,428)   $(3,530)

         Projected benefit obligation               $(3,428)   $(3,530)

         Plan assets at market value                  2,243      2,277

         Projected benefit obligation in excess
           of plan assets                            (1,185)    (1,253)

         Unrecognized net gain from past
           experience different from assumptions        571        474

         Unrecognized net obligation being
           recognized over periods from
           10 to 16 years                               683        762

         Prepaid pension (liability)                $    69    $   (17)

      Net periodic pension costs include the following components (in thousands):

                                                      1997   1996    1995

      Service costs - benefits earned during period  $ 126  $ 124   $ 100
      Interest cost on projected benefit obligation    220    222     184
      Actual (return) loss on plan assets              (58)  (167)   (150)
      Net amortization and deferral                     30    155     155

      Net periodic pension cost                      $ 318  $ 334   $ 289

     In determining the projected benefit obligation, the assumed discount rates ranged from 4.5% to 7.5% for 1997 and 1996, and 6.0% to 7.5% for 1995. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5% to 8.5% for 1997, 7.5% to 8.5% for 1996, and 7.5% to 8.5% for 1995. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

     The Company also maintains a defined-contribution plan (401K) for all non-union domestic employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4%, as specified in the plan. Charges to operations for these plans for the years ended September 30, 1997, 1996, and 1995 were $617,000, $586,000, and $552,000, respectively.

 (7) SHAREHOLDERS' EQUITY:

     The Company provides an employee stock purchase plan under which 100,000 shares of its common stock can be issued. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10% of their compensation at the lower of 85% of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 1997, 1996, and 1995, 9,339, 11,714,
     and 10,123 shares, respectively, were issued under this plan. At September 30, 1997, there are 110,350 shares available for future purchases under the plan.

     In addition, the Company has granted options to key employees, under the 1988 Dixon Ticonderoga Company Executive Stock Plans to purchase shares of its common stock at the market price on the date of grant. Options under the 1979 Plan (as amended) become exercisable one year after date of grant and were exercisable during a period not to exceed ten years from date of grant. Under the 1988 Plan (as amended) options vest 25% after one year; 25% after two years; and 50% after three years, and remain exercisable for a period of three years from the date of vesting. All options expire three months after termination of employment. At September 30, 1997, there were 533,185 options outstanding and 100,927 shares available for future grants under the Plans. The following table summarizes the combined stock options activity for 1997, 1996 and 1995:

                        1997                1996                 1995
                     Number of Option     Number of Option     Number of Option
                      Shares   Price       Shares   Price       Shares   Price

Options outstanding                        74,026   $4.20       74,026   $4.20
 beginning of year    36,817   $4.75       52,333    4.75       75,302    4.75
                                            1,500    5.13        2,000    5.13
                      42,375    7.75       42,375    7.75       43,000    7.75
                       2,000    6.13        2,000    6.13        2,000    6.13
                      97,000    8.63       99,000    8.63
                      92,000    6.75
                      17,000    7.13


Options exercised                         (74,026)   4.20
                     (36,720)   4.75      (14,069)   4.75     (22,969)    4.75
                                                                 (500)    5.13
                     ( 2,625)   6.75
                     ( 1,250)   7.13
                     ( 6,375)   7.75                             (125)    7.75
                     ( 7,500)   8.63

Options granted                                                 2,000     8.13
                                                              100,000     8.63
                                           94,000    6.75
                                           17,000    7.13

                     351,000    8.88

Options expired      (    97)   4.75      (1,447)     4.75
 or canceled                              (1,500)     5.13
                     (17,065)   7.75                           ( 500)     7.75
                                                              (2,000)     8.13
                     (16,750)   8.63      (2,000)     8.63    (1,000)     8.63
                     (16,625)   6.75      (2,000)     6.75

                     533,185             287,192             271,234

      The Company has adopted the disclosure-only provisions of FASB 123 and applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock option plans. Accordingly, there is no compensation expense recognized for its stock option plans.

      Pro forma net income and earnings per share would have been as follows if the fair market estimates were used to record compensation expense:

                                                   1997       1996

        Net income                             $3,503,790  $ 866,587
        Earnings per share:
              Primary                          $     1.02  $     .27
              Fully diluted                    $      .97  $     .27

      These pro forma amounts were estimated using the Black-Scholes valuation model assuming no dividends, expected volatility of 33%, risk-free interest rate of 6.5%, and expected lives of approximately six years. The weighted average fair value estimates of options granted during 1997 and 1996 was $2.98 and $1.86, respectively. The weighted average remaining lives are 6.75 and 3.5 for options granted in 1997 and 1996, respectively.

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

(8)   SUBSIDIARY STOCK REPURCHASE:

      In February 1997, the Company repurchased 9,900,000 shares (or approximately 30%) of its subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V., from a consortium of Mexican financial institutions. The shares, which were repurchased for approximately $2.5 million (or 25 cents per share), were originally issued in 1994, when the Company sold 16,627,760 shares of Dixon Ticonderoga de Mexico, S.A. de C.V., in an initial public offering on the Mexico Intermediate Market at a price of approximately 40 cents per share (US equivalency). The Company applied the purchase method of accounting to record this repurchase of subsidiary stock.

(9)   EARNINGS PER COMMON SHARE:

      Earnings per common share for 1997 are based on the weighted average of shares outstanding and the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents consist of stock options (Note 7) and stock warrants (Note 4). In 1996 and 1995 common stock equivalents were not included in the calculation of primary earnings per share as they were not dilutive.

      Fully diluted earnings per common share for 1997 reflect the maximum dilution that would have resulted from the exercise of all common stock equivalents. In 1996 and 1995 fully diluted earnings per share were not reported because the effects of the common stock equivalents were not dilutive.

      Average common shares (and equivalents in 1997) used in the calculation of earnings per share are as follows:

              Year            Primary               Fully Diluted
              1997            3,433,801             3,602,120
              1996            3,233,684             3,233,684
              1995            3,180,626             3,180,626

      In 1997, the FASB issued Statement No. 128 "Earnings Per Share." This statement, which is effective for the Company's first quarter of fiscal 1998, establishes new requirements for the calculation, presentation and disclosure of earnings per share. There will be a requirement to present two earnings per share calculations. Basic earnings per share will be calculated on the weighted average of shares outstanding. The second calculation, diluted earnings per share, will be based on the weighted average of shares outstanding plus the effects of potentially dilutive common shares. The following would be the earnings per share if this statement were in effect for each of the three years presented in the accompanying consolidated financial statements:
                                         Basic         Diluted
      1997
      Continuing operations           $      1.08    $     1.05
      Discontinued operations                  --           --
      Extraordinary item                       --           --

           Net income                 $      1.08    $     1.05

      1996
      Continuing operations           $       .36    $      .36
      Discontinued operations                  --            --
      Extraordinary item                     (.09)         (.09)

           Net income                 $       .27    $      .27

      1995
      Continuing operations           $       .52    $     .51
      Discontinued operations                (.19)        (.18)
      Extraordinary item                       --           --


           Net income                 $       .33    $     .33

(10)  DISCONTINUED OPERATIONS:

      Pursuant to a 1995 formal plan and agreement, the Company transferred the remaining property and its developmental rights dedicated to the Bryn Mawr Ocean Towers Condominium project to its Association. Discontinued operations in 1995 reflect a loss on disposal of $420,000 (net of a tax benefit of $250,000).

      The Real Estate segment has been accounted for as a discontinued operation as of September 30, 1995, and, accordingly, its operating results are reported in this manner in all years presented in the accompanying Consolidated Financial Statements and related data. There were no revenues in 1995. Net real estate operating losses were $279,000 and related income tax benefits were $104,000 in 1995.

(11)  LINE OF BUSINESS REPORTING:

      The Company has two principal business segments -- its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of September 30, 1997, 1996 and 1995, and for the years then ended (in thousands).

                             Consumer   Industrial        Total
                              Group       Group          Company
           Net
           revenues:

            1997             $89,416       $25,639       $115,055
            1996             $81,756       $24,940       $106,696
            1995             $70,451       $25,114       $ 95,565

           Operating
           profits:

            1997             $ 9,908       $ 3,243       $ 13,151
            1996             $ 4,622       $ 3,128       $  7,750
            1995             $ 5,628       $ 3,213       $  8,841

      Certain corporate expenses have been allocated based upon respective segment sales, including provisions for litigation settlements and related costs of $2,039 and $1,530 in 1996 and 1995, respectively. Interest expense was $3,800, $3,424 and $3,653; general corporate expenses were $2,265, $1,393, and $1,241 in 1997, 1996 and 1995, respectively, resulting in income from continuing operations before income taxes of $7,086, $2,934 and $3,947, in 1997, 1996 and 1995, respectively.

                             Consumer   Industrial        Total
                              Group       Group          Company
           Identifiable
            assets:

            1997             $64,224       $14,164       $ 78,388
            1996             $59,115       $13,417       $ 72,532
            1995             $51,373       $13,801       $ 65,174

      Corporate assets were $5,773, $5,316, and $4,984, at September 30, 1997, 1996, and 1995, respectively.

                             Consumer   Industrial        Total
                              Group       Group          Company
           Depreciation and
            amortization:

            1997             $ 1,306       $   500       $ 1,806
            1996             $ 1,296       $   441       $ 1,737
            1995             $ 1,347       $   456       $ 1,803

           Expenditures for
            plant and equipment:

            1997             $   773       $   914       $ 1,687
            1996             $ 1,250       $   585       $ 1,835
            1995             $ 1,029       $   461       $ 1,490


      Corporate depreciation and amortization were $766, $624, and $577, for the years ended September 30, 1997, 1996 and 1995, respectively. Corporate expenditures for equipment were $371, $2,418, and $1,601, in 1997, 1996 and 1995, respectively.


        Foreign operations (Consumer Group):

                                                    Operating     Identifiable
                                      Revenues       Profits       Assets
              1997:
                Canada               $10,041        $ 1,038        $ 7,305
                Mexico                13,714          4,339         13,140
                United Kingdom         1,092              9            667


              1996:
                Canada               $ 8,715       $   670         $ 6,277
                Mexico                 9,544         1,946           8,906
                United Kingdom           873           (45)            635

              1995:
                Canada               $ 7,623       $   576         $ 6,839
                Mexico                 7,588         2,997           8,085
                United Kingdom           839           (40)            648

      In 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for the Company in fiscal 1999. This statement revises current guidelines and requires financial information to be reported on the basis that it is used internally for evaluating segment performance and resource allocation. Total assets, segment profit (loss) and other key items are required to be reported as this data would be reported in internal financial statements. The Company does not expect this new statement to significantly affect how it presently defines or reports its business segment data.


(12)  COMMITMENTS AND CONTINGENCIES:

      Under an agreement with Warner Bros. Consumer Products, the Company manufactures and markets in the U.S. and Canada a complete line of products featuring the famous Looney Tunes characters. Under the terms of the agreement, the Company is obligated to pay a total of $1 million through 1999, for the right to market and sell all types of pencils, pens, crayons, chalks, markers, paints, art kits and related items. Through fiscal 1997, the Company has paid $202,000 of $278,000 earned by Warner Bros.

      The Company has entered into employment agreements with two executives which provide for the continuation of salary (currently aggregating $32,300 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter.

      The Company leases certain manufacturing equipment under a five-year noncancelable operating lease arrangement. The rental expense under this lease was $322,000 in 1997. Annual future minimum rental payments are approximately $417,000 per year through 2001 and $104,000 in 2002.

      In November 1996, the Company's New Castle Refractories Division entered into an agreement to perpetually license certain silicon carbide refractory brick technology from Carborundum Corporation. Under the terms of the perpetual license agreement, the Company is obligated to pay a fixed sum of $450,000 with payments made through 2001 or earlier, if certain stipulated sales levels are reached. The Company also executed related agreements to, at its option, purchase manufactured product or specific equipment from Carborundum Corporation. The Company had no sales utilizing this technology in 1997.

      The Company, in the normal course of business, is party in certain litigation. Ongoing litigation includes a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. Including pre-judgment interest on the damage award, the Company estimates its exposure to be approximately $3.3 million. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorney). A subsequent appeal has been denied and the Company filed with the New Jersey Supreme
      Court for relief from the original judgment (see Note 14). As a result of the judgment, a provision of approximately $2 million
      ($1.44 million, net of tax or 45 cents per share) was recorded in 1996. In 1995, the Company provided approximately $1.5 million in total ($960,000 net of tax or 30 cents per share) for settlement and related legal costs associated with three separate lawsuits, including $1.3 million for the aforementioned ECRA claim. No anticipated recoveries from insurance carriers or other third parties have been considered in these recorded loss provisions.

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

      The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $400,000 as of September 30, 1997), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

(13) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (In Thousands, Except Per Share Data):


   1997:                          First     Second      Third     Fourth

        Revenues                 $22,308    $21,907    $36,364   $34,476
        Operating income           1,293      1,115      4,401     4,077
        Income before taxes
          and minority interest      493        220      3,364     3,009
        Minority interest           (153)      (146)      (206)     (304)
        Net income                   214         50      1,896     1,441
        Earnings per share           .07        .02        .57       .39


   1996:                          First     Second      Third     Fourth

        Revenues                 $20,946    $20,622    $33,170   $31,958
        Operating income (loss)      980     (1,023)*    3,680     2,720
        Income (loss) before taxes
          and minority interest      365     (1,814)*    2,759     1,624
        Minority interest           (114)      (127)      (348)     (332)
        Extraordinary item            --         --         --      (282)
        Net income (loss)            151     (1,254)*    1,417       572
        Earnings (loss) per share    .05       (.39)*      .44       .17



   * Reflects provision for litigation settlements and related costs as described in Note 12.


(14)  SUBSEQUENT EVENTS:

   On December 12, 1997, the Company's subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V., acquired all of the capital stock of Vinci de Mexico, S.A. de C.V. ("Vinci"), and certain assets of a related entity for a total purchase price of approximately 27.2 million pesos ($3.3 million) in cash. Vinci is a well-known manufacturer of tempera and oil paints, chalk and modeling clay in Mexico. The company also manufactures plastic products (such as rulers and geometric sets), water colors and crayons.

   On December 19, 1997, the Company learned that its request to the New Jersey Supreme Court for a hearing of its ECRA litigation has been denied (see Note 12).

                       DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                           Deductions
                             Balance at    Additions        From     Balance
                             Beginning      Charged       Reserves   at Close
      Description            of Period     to Income        (1)      of Period
   ALLOWANCE FOR DOUBTFUL
     ACCOUNTS:

     Year Ended
      September 30, 1997    $1,352,411    $ 248,576     $ 596,450   $1,004,537

     Year Ended
      September 30, 1996    $  796,715    $ 977,965     $ 422,269   $1,352,411

     Year ended
      September 30, 1995    $  564,905    $ 421,850     $ 190,040   $ 796,715




   (1) Write-off of accounts considered to be uncollectible (net of recoveries).







                           CONSENT OF INDEPENDENT ACCOUNTANTS



   Shareholders and Board of Directors of
   Dixon Ticonderoga Company


        We consent to the incorporation by reference in the registration statements of Dixon Ticonderoga Company on Form S-8 (File Nos.
   33-20054, 33-23380 and 333-22205) and on Form S-2 (File No. 333-22119) of
   our report, dated November 26, 1997, except as to Note 14, for which the date is December 19, 1997, on our audits of the consolidated financial statements and financial statement schedule of Dixon Ticonderoga Company and subsidiaries as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, which report is included in this Annual Report on Form 10-K.





                                         COOPERS & LYBRAND L.L.P.



   Orlando, Florida
   December 19, 1997

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES

      None.
                                     PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Certain information required under this Item with respect to Directors and Executive Officers will be contained in the Company's 1997 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.
      The following table sets forth the names and ages of the Company's
Executive Officers, together with all positions and offices held with the Company by such Executive Officers. All Executive Officers are subject to re-election or re-appointment by the Board of Directors at the first Directors'
Meeting succeeding the next Annual Meeting of shareholders.

Name                    Age        Title

Gino N. Pala             69   Chairman of the Board since February
(Father-in-law of             1989; President and Chief Executive
Richard F. Joyce)             Officer since July 1985; prior thereto
                              President and Co-chief Executive
                              Officer since 1978.

Richard A. Asta          41   Executive Vice President of Finance
                              and Chief Financial Officer since
                              February 1991; prior thereto Senior
                              Vice President - Finance and Chief
                              Financial Officer since March 1990.

Richard F. Joyce         42   Vice Chairman of the Board since
 (Son-in-law of               January 1990; President and Chief
  Gino N. Pala)               Operating Officer, Consumer Group,
                              since March, 1996; Executive Vice
                              President and Chief Legal Executive
                              since February 1991; prior thereto
                              Corporate Counsel since July 1990.

Leonard D. Dahlberg, Jr. 46   Executive Vice President, Industrial
                              Group, since March 1996; prior thereto
                              Executive Vice President of
                              Manufacturing/Consumer Products
                              Division since August 1995; prior
                              thereto Senior Vice President of
                              Manufacturing since February 1993;
                              prior thereto Vice President of
                              Manufacturing since March 1990.

Kenneth A. Baer          51   Vice President and Treasurer since
                              January 1991; prior thereto Treasurer
                              since November 1985.

Laura Hemmings           46   Corporate Secretary since January
                              1986; prior thereto secretary to
                              President and Chief Executive Officer
                              since February 1982.

John Adornetto           56   Vice President and Corporate
                              Controller since January 1991; prior
                              thereto Corporate Controller since
                              September 1978.

Richard H. D'Antonio     49   Senior Vice President and Chief
                              Information Officer since March 1996;
                              prior thereto Vice President of
                              Information Services since October
                              1993; prior thereto Principal of RHD
                              Management Consulting since May 1990.

ITEM 11.  EXECUTIVE COMPENSATION

      Information required under this Item will be contained in the Company's
1997 Proxy Statement which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

      Information required under this Item will be contained in the Company's
1997 Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this Item will be contained in the Company's
1997 Proxy Statement which is incorporated herein by reference.

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

       1.  Financial statements

       See index under Item 8. Financial Statements and Supplementary Data.

       2.  Exhibits

       The following exhibits are required to be filed as part of this Annual
       Report on Form 10-K:

       (3)(i)     Restated Certificate of Incorporation**

       (3)(ii)    Amended and Restated Bylaws*

       (4) a.     Specimen Certificate of Company Common Stock**

       (4) b.     Amended and Restated Stock Option Plan***

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

       (27)       Financial Data Schedule****

*Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, file number 0-2655, filed in Washington, D.C.

**Incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended March 31, 1997, file number 0-2655, filed in Washington, D.C.

***Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

****Filed electronically via EDGAR.

(b)    Reports on Form 8-K:

       None.

                                    SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIXON TICONDEROGA COMPANY


                                       /s/  Gino N. Pala
                                       Gino N. Pala, President and
                                       Chief Executive Officer

       Pursuant to the Securities Exchange Act of 1934, this Annual Report on
Form 10-K has been signed below by the following persons on behalf of the Company in the capacities indicated.


/s/  Gino N. Pala                 Chairman of Board, President, Chief
     Gino N. Pala                 Executive Officer and Director
                                  Date:  December 19, 1997

/s/  Richard F. Joyce             Vice Chairman, Executive Vice President/
     Richard F. Joyce             Corporate Counsel and Director
                                  Date:  December 19, 1997

/s/  Richard A. Asta              Executive Vice President of Finance and
     Richard A. Asta              Chief Financial Officer
                                  Date:  December 19, 1997

                                  Director
     Joseph R. Sadowski           Date:  December 19, 1997


/s/  Philip M. Shasteen           Director
     Philip M. Shasteen           Date:  December 19, 1997


/s/  Ben Berzin, Jr.              Director
     Ben Berzin, Jr.              Date:  December 19, 1997


/s/  Bobby Brantley               Director
     Bobby Brantley               Date:  December 19, 1997


/s/  John E. Ramondo              Director
     John E. Ramondo              Date:  December 19, 1997


/s/  Kent Kramer                  Director
     Kent Kramer                  Date:  December 19, 1997



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

                                       DIXON TICONDEROGA COMPANY



                                       Gino N. Pala, President and
                                       Chief Executive Officer

       Pursuant to the Securities Exchange Act of 1934 this Annual Report on
Form 10-K has been signed below by the following persons on behalf of the Company in the capacities indicated.


                               Chairman of Board, President, Chief
     Gino N. Pala              Executive Officer and Director
                               Date:  December 19, 1997

                               Vice Chairman, Executive Vice President/
     Richard F. Joyce          Corporate Counsel and Director
                               Date: December 19, 1997

                               Executive Vice President of Finance and
     Richard A. Asta           Chief Financial Officer
                               Date: December 19, 1997

                               Director
     Joseph R. Sadowski        Date: December 19, 1997


                               Director
     Philip M. Shasteen        Date: December 19, 1997


                               Director
     Ben Berzin, Jr.           Date: December 19, 1997


                               Director
     Bobby Brantley             Date: December 19, 1997


                               Director
     John E. Ramondo           Date: December 19, 1997


                               Director
     Kent Kramer               Date: December 19, 1997




