Form 10-Q
period 1997-12-31
DIXON TICONDEROGA CO
filed 1998-02-13
CIK 14995

                       SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street, N.W.

                             Washington, D.C.  20549


                                    FORM 10-Q


     [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED DECEMBER 31, 1997     COMMISSION FILE NO. O-2655

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

              Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


           Class                       Outstanding as of December 31, 1997
----------------------------       -----------------------------------------
 Common Stock $1 par value                         3,371,276

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                                     INDEX
                                     -----


                                                                       Page
                                                                       ----

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Information

           Consolidated Balance Sheets --
           December 31, 1997 and September 30, 1997                    3-4

           Consolidated Statements of Operations --
           For The Three Months Ended December 31, 1997 and 1996         5

           Consolidated Statements of Cash Flows --
           For The Three Months Ended December 31, 1997 and 1996       6-7

           Notes to Consolidated Financial Statements                 8-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             11-14



PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                             15

           Signatures                                                   16

                       PART I - FINANCIAL INFORMATION

Item 1.            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
-------                  CONSOLIDATED BALANCE SHEETS

                                            December 31,    September 30,
                                               1997              1997
                                            ------------     -------------

CURRENT ASSETS:
   Cash and cash equivalents                $ 3,389,046      $ 5,607,587
   Receivables, less allowance for
    doubtful accounts of $1,566,176
    at December 31, 1997 and $1,004,537
    at September 30, 1997                    21,312,821       25,969,659
   Inventories                               37,870,540       31,580,175
   Other current assets                       3,602,044        3,225,881
                                            -----------      -----------
     Total current assets                    66,174,451       66,383,302
                                            -----------      -----------
PROPERTY, PLANT and EQUIPMENT:
   Land and buildings                        17,069,353       16,955,803
   Machinery and equipment                   20,271,902       17,130,035
   Furniture and fixtures                     1,228,339          944,267
                                            -----------      -----------
                                             38,569,594       35,030,105
   Less accumulated depreciation            (20,094,330)     (19,542,880)
                                            -----------      -----------
                                             18,475,264       15,487,225
OTHER ASSETS                                  2,813,418        2,290,712
                                            -----------      -----------
                                            $87,463,133      $84,161,239
                                            ===========      ===========

                                            December 31,     September 30,
                                                1997             1997
                                            ------------     -------------

CURRENT LIABILITIES:
   Notes payable                            $20,680,705      $16,058,080
   Current maturities of long-term debt       1,680,773        1,745,080
   Accounts payable                           5,637,912        7,077,955
   Accrued liabilities                       12,818,205       12,712,385
                                            -----------      -----------
     Total current liabilities               40,817,595       37,593,500
                                            -----------      -----------
LONG-TERM DEBT                               23,202,176       23,555,618
                                            -----------      -----------
DEFERRED INCOME TAXES AND OTHER               1,245,191        1,142,631
                                            -----------      -----------
MINORITY INTEREST                             2,124,947        2,006,865
                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized
    100,000 shares, none issued                  ---              ---
   Common stock, par $1, authorized
    8,000,000 shares; issued 3,605,370
    shares at December 31, 1997 and
    3,591,681 at September 30, 1997           3,605,370       3,591,681
   Capital in excess of par value             2,866,661       2,770,668
   Retained earnings                         17,433,015      17,127,698
   Cumulative translation adjustment         (2,973,256)     (2,768,856)
                                            -----------     -----------
                                             20,931,790      20,721,191
   Less - treasury stock, at cost
    (234,094 shares)                           (858,566)       (858,566)
                                            -----------     -----------
                                             20,073,224      19,862,625
                                            -----------     -----------
                                            $87,463,133     $84,161,239
                                            ===========     ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED
                                      DECEMBER 31,
                                   1997         1996
                                 --------     --------

REVENUES                       $23,796,616  $22,307,880
                               -----------  -----------

COST AND EXPENSES:

  Cost of goods sold            15,318,844   14,660,470

  Selling and administrative
   expenses                      7,189,793    6,354,592
                               -----------  -----------

                                22,508,637   21,015,062
                               -----------  -----------
OPERATING INCOME                 1,287,979    1,292,818

INTEREST EXPENSE                   790,762      799,622
                               -----------  -----------

INCOME BEFORE INCOME TAXES
 AND MINORITY INTEREST             497,217      493,196

INCOME TAXES                        73,822      125,974
                               -----------  -----------
                                   423,395      367,222

MINORITY INTEREST                  118,082      152,845
                               -----------  -----------

NET INCOME                     $   305,313  $   214,377
                               ===========  ===========

EARNINGS PER COMMON SHARE:
  BASIC                        $       .09  $       .07
                               ===========  ===========
  DILUTED                      $       .08  $       .06
                               ===========  ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
  BASIC                          3,366,324    3,293,778
                               ===========  ===========
  DILUTED                        3,738,206    3,301,644
                               ===========  ===========
          	The accompanying notes to consolidated financial statements
                 	are an integral part of these statements.

                      DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                    1997           1996
                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $   305,313    $  214,377

Adjustment to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    648,914       646,973
  Deferred taxes                                   208,631        75,380
  Provision for doubtful accounts receivable        31,026        94,292
  (Income) loss attributable to currency
    transactions                                   286,127       (36,164)
  Income attributable to minority interest         118,082       152,844
  Changes in assets and liabilities,
     net of effects of acquisition:
   Receivables                                   6,116,829     6,276,321
   Inventories                                  (5,232,734)   (2,891,501)
   Other current assets                           (379,324)     (428,320)
   Accounts payable and accrued liabilities     (2,923,696)   (1,699,027)
   Other assets                                   (239,759)       50,334
                                                 ----------    ---------

Net cash provided by (used in) operations       (1,050,591)    2,455,509
                                                 ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of plant and equipment, net             (458,031)     (513,073)
Purchase of Vinci de Mexico, S.A. de C.V.,
  net of cash acquired                          (3,289,200)          --

Net cash provided by (used in)                   ----------    ----------
  investing activities                          (3,747,231)     (513,073)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from (principal
   reductions of) notes payable                  2,969,304    (2,293,508)
 Principal reductions of long-term debt           (634,611)     (326,500)
 Employee stock options                            109,682          --
 Other non-current liabilities                      --            (2,565)
                                                -----------    ----------
Net cash provided by (used in)
 financing activities                            2,444,375    (2,622,573)
                                                -----------    ----------

Effect of exchange rate changes on cash            134,906      (110,312)
                                                -----------   -----------

Net decrease in cash and
 cash equivalents                               (2,218,541)     (790,449)

Cash and cash equivalents,
 beginning of period                             5,607,587     2,597,032
                                                ----------   -----------
Cash and cash equivalents,
 end of period                                  $3,389,046   $ 1,806,583
                                                ==========   ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest                                     $  673,788   $ 1,054,706
   Income taxes                                    247,817       105,758


              The accompanying notes to consolidated financial statements are an integral part of these statements.

DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of December 31, 1997, and the results of their operations and cash flows for the three months ended December 31, 1997 and 1996, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.


Certain fiscal 1997 balances have been reclassified to conform to current year presentation.

2.   INVENTORIES:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 1997 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

	Inventories consist of (in thousands):

                              December 31,   September 30,
                                  1997           1997
                              ------------   -------------

     Raw materials               $14,180         $11,760
     Work in process               3,891           4,400
     Finished goods               19,800          15,420
                                 -------         -------
                                 $37,871         $31,580
                                 =======         =======

3.	EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 "Reporting Comprehensive Income" which is effective for the Company in fiscal 1999. This statement requires the reporting of net income and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income.
The Company estimates that currently the only component of comprehensive income that bypasses the statement of operations is foreign currency trans-lation adjustments presently being reported in the Consolidate Statement of Shareholders' Equity.


4.   TRANSLATION OF FOREIGN CURRENCIES:

As of January 1, 1997, Mexico is considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Translation gains and losses therefore impact the results of operations. Foreign currency transaction gains (losses) included in net income were approximately ($286,000) and $36,000 for the periods ended December 31, 1997 and 1996, respectively.


5.   ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements is primarily due to lower effective foreign tax rates, state income taxes and other permanent items.


6.   CONTINGENCIES:

The Company, in the normal course of business, is party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudge-ment interest. All company appeals have been denied and in January 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorney.

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position. The Company is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $400,000 as of December 31, 1997), the resolution of these matters will not materially affect the Company's future results of operations or financial position.


7.	ACQUISITION:

In December 1997, the Company's subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V., acquired all of the capital stock of Vinci de Mexico, S.A. de C.V. ("Vinci"), and certain assets of a related entity for a final total purchase price of approximately 28.3 million pesos (approximately $3.5 million) in cash. Vinci is a well-known manufacturer of tempera and oil paints, chalk and modeling clay in Mexico. The company also manufactures plastic products (such as rulers and geometric sets), water colors and crayons. The acquisition was accounted for under the "purchase" method of accounting and the balance sheet herein includes the fair value of Vinci's specific assets and liabilities, including goodwill approximating $425,000. Goodwill is amortized over the estimated period of benefit of 20 years. The results of Vinci's operations have been included in the consolidated results of operations since the date of acquisition.

The following shows pro forma, unaudited data that would have resulted had the acquisition been consummated as of October 1, 1996:


							                                            Three Months Ended
                                                December 31,    December 31,
                                                    1997            1996
	  				                                  (in thousands, except per share data)
                                              _____________   _____________

Revenues                                         $ 24,728         $ 23,421
Net income (loss)                                     358             (367)
Earnings (loss) per share:
  Basic                                               .11             (.11)
  Diluted                                             .10             (.11)

Item 2.
-------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES for the quarter ended December 31, 1997, increased $1,489,000 from the same quarter last year. The changes by segment are as follows:

                                    Increase     % Increase (Decrease)
                                   (Decrease)    ---------------------
                                 (in thousands) Total  Volume  Price/Mix
                                  ------------  -----  ------  ---------

         Consumer U.S.             $  594         5       7       (2)
         Consumer Foreign             867        25      32       (7)
         Industrial                    28        --      --       --

Consumer U.S. revenues increased primarily in the educational market due to aggressive promotions and a restructured sales force. Foreign Consumer revenue increases were primarily in the Mexican mass market. Revenues reflect a decrease of $91,000 in Mexico and $74,000 in Canada due to the decline of their respective currencies when compared to the U.S. dollar.

While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso once in each of the last three decades, the last one being in December 1994.
In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. The Company's Mexico subsidiary purchased a peso currency option to protect against devaluation in excess of approximately 10%. In the quarter ended December 1997, the Mexican peso devalued approximately 4% as compared with the U.S. dollar. This currency risk in Mexico is also managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

Revenues decreased $10,713,000 from the prior quarter as follows:

                                    Increase        % Increase (Decrease)
                                   (Decrease)       ---------------------
                                 (in thousands)   Total  Volume  Price/Mix
                                  ------------    -----  ------  ---------

         Consumer U.S.              $(6,700)       (34)    (34)     --
         Consumer Foreign            (3,753)       (46)    (40)     (6)
         Industrial                    (260)        (4)     (5)      1


U.S. and Foreign Consumer reflects the seasonality of demand for their products. Historically, this quarter represents approximately 20% of annual revenues being shipped, while the prior quarter represents 30%. The higher percentage in the prior quarter represents seasonal school and mass market sales.

OPERATING INCOME decreased $4,000 from the same quarter last year. Foreign Consumer increased $220,000, primarily in Mexico despite $280,000 in trans-lation losses due to the aforementioned devaluation of the Mexican peso. The acquisition of Vinci (see Note 7 to Consolidated Financial Statements) and continuing growth of revenues in the mass market were the primary reasons for the increase. U.S. Consumer operating income decreased $340,000 primarily due to marketing and selling cost increases in the educational and mass market segments. The Industrial segment increased $100,000 primarily due to manufacturing cost savings in graphite products. The aforementioned
Mexico translation losses largely contributed to the increase in total selling and administrative expenses (30.2% of sales as compared with 28.5% last year).

Operating income decreased $2,788,000 from the prior quarter primarily due to the U.S. and Foreign Consumer aforementioned seasonality that generates higher revenue and related operating income in the final fiscal quarter.

INTEREST EXPENSE decreased $9,000 from the same quarter last year. Interest expense decreased $277,000 from the prior quarter due to lower cyclical borrowing levels.

INCOME TAXES decreased $52,000 from the same quarter last year due to lower effective foreign tax rates. The decrease of $1,190,000 from the prior quarter was primarily due to lower before tax income and the effect of lower foreign tax rates.

MINORITY INTEREST in December 1997 and December 1996 represents 20% and 49.9%, respectively, of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. In February 1997, the Company increased its ownership, thus reducing minority interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition has benefited from its recent operating success and the completion of major financing initiatives. Cash flows from operating activities in the first quarter of fiscal 1997 decreased however, by approximately $3.5 million over the same quarter last year, due principally to higher Mexico inventory levels. Mexico accelerated inventory purchases in the current quarter to take advantage of certain tax benefits and discounts.

Investing activities included approximately $3.3 million (net of cash acquired) related to the acquisition of Vinci (see Note 7 to Consolidated Financial Statements). Total other capital expenditures are expected to approximate $2.2 million in fiscal 1998. Such expenditures approximated $458,000 in the first quarter. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will continue to be funded from operations and existing financing arrangements.

In July 1996, the Company entered into financing arrangements with a consort-ium of lenders to provide additional working capital. The loan and security agreement provides for a total of $48 million in financing. This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the original amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001.
The Company previously executed certain interest rate "swap" agreements which effectively fix the rate of interest on approximately $13 million of this debt at 8.75% to 8.87%.

The financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. At December 31, 1997, the Company had approximately $20 million of unused lines of credit available under this new financing arrangement.

In September 1996, the Company also completed the private placement of $16.5 million of 12% Senior Subordinated Notes, due 2003. In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and requires the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. In January 1998, the Company canceled a reverse interest rate "swap" agreement covering $10 million of the notes, resulting in a deferred gain of approximately $375,000, to be recognized over the remaining original term of the notes.


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


FORWARD-LOOKING STATEMENTS

Any "forward-looking statements" contained in this Quarterly Report on Form 10-Q involve known and unknown risks (including, but not limited to certain foreign currency risk), uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements.

                        PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
-------   ---------------------------------

(a)	Exhibits
---  --------
The following exhibits are required to be filed as part of this quarterly report on Form 10-Q:

  	(3) (i)		Restated Certificate of Incorporation *
   (3) (ii) Amended and Restated Bylaws **
  	(4) (a)		Specimen Certificate of Company Common Stock *
  	(4) (b)		Amended and Restated Stock Option Plan ***
   (27)     Financial Data Schedule ****

*		Incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended March 31, 1997, file number 0-2655, filed in Washington, D.C.

**		Incorporated by reference to the Company Annual Report on Form 10-K for the year ended September 30, 1996, file number 0-2655, filed in Washington, D.C.

***		Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

****		Filed electronically via EDGAR.

(b)	Reports on Form 8-K
---  -------------------

On December 12, 1997, the Company filed a current report on Form 8-K regarding its acquisition of Vinci de Mexico, S.A. de C.V., and certain assets of a related entity. In February 1998, the Company will file an amendment on Form 8-K/A, to include certain required historical and pro forma financial statements related to this acquisition.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY



Dated:  February 13, 1998                       By: /s/ Gino N. Pala
                                                 ----------------------------
                                                 Gino N. Pala
                                                 Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director



Dated:  February 13, 1998                     By: /s/ Richard A. Asta
                                                 ----------------------------
                                                 Richard A. Asta
                                                 Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer



Dated:  February 13, 1998                     By: /s/ John Adornetto
                                                 ----------------------------
                                                 John Adornetto
                                                 Vice President/Corporate
                                                  Controller and Chief
                                                  Accounting Officer

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DIXON TICONDEROGA COMPANY



Dated:  February 13, 1998                     By:
                                                 ----------------------------
                                                 Gino N. Pala
                                                 Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer and Director



Dated:  February 13, 1998                     By:
                                                 ----------------------------
                                                 Richard A. Asta
                                                 Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer



Dated:  February 13, 1998                     By:
                                                 ----------------------------
                                                 John Adornetto
                                                 Vice President/Corporate
                                                  Controller and Chief
                                                  Accounting Officer