Form 10-Q
period 1998-03-01
DIXON TICONDEROGA CO
filed 1998-05-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION{PRIVATE }

                    Judiciary Plaza, 450 Fifth Street, N.W.

                            Washington, D.C.  20549


                                   FORM 10-Q


                  [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 1998     COMMISSION FILE NO. O-2655
                                    OR
          [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                                   DIXON TICONDEROGA COMPANY
 -----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)
          Delaware                                       23-0973760
---------------------------------            ----------------------------------
(State or other jurisdiction                           I.R.S. Employer
of incorporation or organization)                      Identification No.

195 International Parkway, Heathrow,  FL              32746
--------------------------------------------------------------------------------
(Address of principal executive offices)              Zip Code
                                                      (407) 829-9000
Registrant's telephone number, including area code: ----------------------


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
             Class                       Outstanding as of March 31, 1998
     ------------------------------          ---------------------
      Common Stock $1 par value                       3,381,715

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                                     INDEX
                                                                      Page
                                                                      ----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Information

          Consolidated Balance Sheets --
          March 31, 1998 and September 30, 1997                       3-4

          Consolidated Statements of Operations -- For The
          Three and Six Months Ended March 31, 1998 and 1997          5

          Consolidated Statements of Cash Flows --
          For The Six Months Ended March 31, 1998 and 1997            6-7

          Notes to Consolidated Financial Statements                  8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11-14

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders         15

Item 6.   Exhibits and Reports on Form 8-K                            15-16

          Signatures                                                  17

                        PART I.   FINANCIAL INFORMATION
Item 1.               DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
-------                       CONSOLIDATED BALANCE SHEET

                                              March 31, 1998      September 30, 1997
                                             --------------      ------------------
CURRENT ASSETS:
     Cash and cash equivalents               $     736,261         $  5,607,587
     Receivables, less allowance for
       doubtful accounts of $1,611,193
       at March 31, 1998 and $1,004,537
       at September 30, 1997                    22,475,918           25,969,659
     Inventories                                39,847,690           31,580,175
     Other current assets                        3,522,446            3,225,881
                                              ------------         ------------
       Total current assets                     66,582,315           66,383,302
                                              ------------         ------------
PROPERTY, PLANT and EQUIPMENT:
    Land and buildings                          17,107,412           16,955,803
     Machinery and equipment                    20,453,118           17,130,035
     Furniture and fixtures                      1,229,248              944,267
                                              ------------         ------------
                                                38,789,778           35,030,105
     Less accumulated depreciation             (20,669,880)         (19,542,880)
                                                18,119,898           15,487,225
OTHER ASSETS                                     2,716,150            2,290,712
                                              ------------         ------------
                                              $ 87,418,363         $ 84,161,239
                                              ============         ============


                                                         March 31, 1998     September 30, 1997
                                                         --------------     ------------------
CURRENT LIABILITIES:
    Notes payable                                         $25,175,605           $16,058,080
    Current maturities of long-term debt                    1,680,773             1,745,080
    Accounts payable                                        6,705,704             7,077,955
     Accrued liabilities                                    6,899,385            12,712,385
                                                        -------------         -------------

       Total current liabilities                           40,461,467            37,593,500
                                                        -------------         -------------
LONG-TERM DEBT                                             23,053,752            23,555,618
                                                        -------------         -------------
DEFERRED INCOME TAXES AND OTHER                             1,289,726             1,142,631
                                                        -------------         -------------
MINORITY INTEREST                                           2,311,946             2,006,865
                                                        -------------         -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, par $1, authorized 100,000
      shares, none issued                                     --                  --
    Common stock, par $1, authorized
       8,000,000 shares; issued 3,615,809 shares
       as of  March 31, 1998, and 3,591,681
       shares as of September 30, 1997                      3,615,809             3,591,681
    Capital in excess of par value                          2,931,869             2,770,668
    Retained earnings                                      17,553,326            17,127,698
    Cumulative translation adjustment                      (2,940,966)           (2,768,856)   20,721,191
                                                        -------------         -------------
                                                           21,160,038            20,721,191
    Less - treasury stock, at cost                           (858,566)             (858,566)
                                                        -------------         -------------
      (234,094 shares)
                                                           20,301,472            19,862,625
                                                        -------------         -------------
                                                        $  87,418,363         $  84,161,239
                                                        =============         =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                           MARCH 31,                  MARCH 31,
                                       1998       1997             1998        1997
                                       ----       ----             ----        ----
REVENUES                           $24,853,289  $21,906,942     $48,649,905   $44,214,822
                                   -----------  -----------     -----------   -----------
COST AND EXPENSES:
  Cost of goods sold                15,386,760   14,000,791      30,705,604    28,661,261
  Selling and  administrative
    expenses                         8,106,368    6,790,832      15,296,161    13,145,424
                                   -----------  -----------     -----------   -----------
                                    23,493,128   20,791,623      46,001,765    41,806,685
                                   -----------  -----------     -----------   -----------
OPERATING INCOME                     1,360,161    1,115,319       2,648,140     2,408,137

INTEREST EXPENSE                     1,096,432      894,973       1,887,194     1,694,595
                                   -----------  -----------     -----------   -----------
INCOME  FROM
  OPERATIONS BEFORE
  INCOME TAXES AND
  MINORITY INTEREST                    263,729      220,346         760,946       713,542

INCOME TAXES (BENEFIT)                 (43,582)      24,733          30,240       150,707
                                   -----------  -----------      ----------   -----------
                                       307,311      195,613         730,706       562,835

MINORITY INTEREST                      186,999      145,882         305,081       298,727
                                   -----------  -----------      ----------   -----------
NET INCOME                          $  120,312   $   49,731      $  425,625    $  264,108
                                   ===========  ===========      ==========   ===========
EARNINGS PER COMMON
  SHARE:
  BASIC                             $      .04   $      .02      $      .13    $      .08
                                   ===========  ===========      ==========    ==========
  DILUTED                           $      .03   $      .01      $      .11    $      .08
                                   ===========  ===========      ==========    ==========
WEIGHTED AVERAGE
  SHARES OUTSTANDING:
    BASIC                            3,374,467    3,309,690       3,370,165     3,301,647
                                   ===========  ===========      ==========    ==========
    DILUTED                          3,699,439    3,334,227       3,718,635     3,326,711
                                   ===========  ===========      ==========    ==========
The accompanying notes to consolidated financial statements are an integral part of these statements.

                          DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                 1998           1997
                                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    425,625    $  264,108
Adjustment to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                1,336,138     1,285,689
  Deferred taxes                                                 197,809       171,528
  Provision for doubtful accounts receivable                     114,241        97,170
  (Income)loss attributable to currency transactions             300,001       (42,775)
  Income attributable to minority interest                       305,081       298,727
  Changes in assets and liabilities, net of
    effects of acquisition:
    Receivables, net                                           4,617,090     4,399,028
    Inventories                                               (7,259,132)   (5,739,620)
   Other current assets                                         (302,065)     (419,136)
   Accounts payable and accrued liabilities                   (7,434,153)   (1,031,468)
   Other assets                                                 (232,722)     (461,938)
                                                             ------------  ------------

Net cash provided by (used in) operations                     (7,932,087)   (1,178,687)
                                                             ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment, net                 (577,954)   (1,074,968)
Purchase of Vinci de Mexico, S.A. de C.V.,
  net of cash acquired                                        (3,289,200)        --
                                                             ------------  ------------

 Net cash provided by (used in)
   investing activities                                       (3,867,154)    (1,074,968)
                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchase of subsidiary stock                                      --        (2,519,324)
 Net proceeds from notes payable                               7,555,433      4,691,876
 Principal reductions of long-term debt                         (761,897)      (588,319)
 Exercise of stock options                                       185,329        174,420
 Other non-current liabilities                                      --          347,436
                                                             ------------  ------------
Net cash provided by (used in)
 financing activities                                          6,978,865      2,106,089
                                                             ------------  ------------

Effect of exchange rate changes on cash                          (50,950)      (118,866)
                                                             ------------  ------------
Net increase (decrease) in cash and
 cash equivalents                                             (4,871,326)      (266,432)

Cash and cash equivalents,
 beginning of period                                           5,607,587      2,597,032
                                                             ------------  ------------
Cash and cash equivalents,
 end of period                                                 $ 736,261    $ 2,330,600
                                                             ============  ============
Supplemental Disclosures:
  Cash paid during the period:
   Interest (net of amount capitalized)                       $1,886,329    $ 1,596,990
   Income taxes                                                  589,699        262,024

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of March 31, 1998, and the results of their operations and cash flows for the six months ended March 31, 1998 and 1997, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain fiscal 1997 balances have been reclassified to conform to current year presentation.

2.  INVENTORIES:

Since amounts for inventories under the last-in, first-out (LIFO) method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 1998 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $897,000 and $803,000 higher at March 31, 1998 and September 30, 1997, respectively.

     Inventories consist of (in thousands):
                         March 31, 1998   September 30, 1997
                         --------------   ------------------
Raw materials              $ 12,864          $ 11,760
Work in process               4,940             4,400
Finished goods               22,044            15,420
                           --------          --------
                           $ 39,848          $ 31,580
                           ========          ========



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

4.  TRANSLATION OF FOREIGN CURRENCIES:

Since January 1, 1997, Mexico is considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Translation gains and losses therefore impact the results of operations.
Foreign currency transaction gains (losses) included in net income were approximately ($300,000) and $43,000 for the periods ended March 31, 1998 and 1997, respectively.

5.  ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the accompanying Consolidated Financial Statements is primarily due to lower effective foreign tax rates, state income taxes and other permanent items.

Income taxes reconciled to the statutory rates are as follows for all periods presented:

                                  Three Months Ended   Six Months Ended
                                       March 31,           March 31,
                                     1998     1997      1998      1997
                                     ----     ----      ----      ----
Taxes calculated at federal         $  90    $  75    $  259    $  243
  statutory rate
Foreign income                       (120)     (48)     (265)      (99)
State taxes                           (35)     (26)      (46)      (27)
Other permanent items                  21        2        82        34
                                    -------   ------   -------   -------
Provision (benefit)
for income taxes                   $  (44)   $  25    $   30    $  151
                                    =======   ======   =======   =======

6.  CONTINGENCIES:

The Company, in the normal course of business, is party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgment interest. All company appeals have been denied and in January 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorney).

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position. The Company is aware of several environmental matters related to certain facilities purchased or to be sold.
The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $200,000 as of March 31, 1998), the resolution of these matters will not materially affect the Company's future results of operations or financial position.


7.  ACQUISITION:

In December 1997, the Company's subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V., acquired all of the capital stock of Vinci de Mexico, S.A. de C.V. ("Vinci"), and certain assets of a related entity for a final total purchase price of approximately 28.3 million pesos (approximately $3.5 million) in cash. Vinci is a well-known manufacturer of tempera and oil paints, chalk and modeling clay in Mexico. The company also manufactures plastic products (such as rulers and geometric sets), water colors and crayons. The acquisition was accounted for under the "purchase" method of accounting and the balance sheet herein includes the fair value of Vinci's specific assets and liabilities, including goodwill approximating $320,000. Goodwill is amortized over the estimated period of benefit of 20 years. The results of Vinci's operations have been included in the consolidated results of operations since the date of acquisition.

The following shows pro forma, unaudited data that would have resulted had the acquisition been consummated as of October 1, 1996:

    (in thousands, except per share data)

                       Three Months Ended           Six Months Ended
                             March, 31,                  March 31,
                             ---------                   --------
                            1998      1997            1998       1997
                            ----      ----            ----       ----
Revenues                $ 24,853  $ 23,084        $ 49,582   $ 46,506
Net income (loss)            120      (137)            479       (504)
Earnings (loss) per
share:                       .04      (.04)            .14       (.15)
     Basic                   .03      (.04)            .13       (.15)
     Diluted


Item 2.
-------

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES for the quarter ended March 31, 1998, increased $2,946,000 from the same quarter last year. The changes by segment are as follows:

                      Increase          % Increase(Decrease)
                     (Decrease)         --------------------
                    (in thousands)  Total     Volume    Price/Mix
                    --------------  -----     ------    ---------
Consumer U.S.           $ 887          8         8          --
Consumer Foreign        2,097         45        47         (2)
Industrial                (38)        (1)       (1)         --

The U.S. Consumer revenue increase was primarily in the educational market due to more aggressive promotional programs and a restructured sales force. The increase in Foreign Consumer primarily reflects marketing efforts in the Mexico mass market and the acquisition of Vinci (see Note 7 to Consolidated Financial Statements). Revenue decreased $360,000 and $90,000 in Mexico and Canada, respectively, due to declines in their local currencies compared to the U.S. dollar.

Revenues for the six months ended March 31, 1998, increased $4,435,000 over the same period last year. The changes by segment are as follows:

                      Increase         % Increase(Decrease)
                     (Decrease)
                    (in thousands)  Total    Volume   Price/Mix
                    --------------  -----    ------   ---------
Consumer U.S.          $1,483          6         8         (2)
Consumer Foreign        2,963         36        38         (2)
Industrial                (11)        --        --         --

Revenue in Mexico increased $3,120,000 due to increased shipments to the mass market and the acquisition of Vinci. Decreases of $260,000 and $160,000 in the revenue of Mexico and Canada, respectively, was due to the decline in their local currencies compared to the U.S. dollar. U.S. Consumer principally reflects continued increases in the educational market.

Revenues increased $1,057,000 from the prior quarter as follows:

                      Increase           % Increase(Decrease)
                     (Decrease)
                    (in thousands)  Total     Volume    Price/Mix
                    --------------  -----     ------    ---------
Consumer U.S.         ($1,468)      (11)       (9)        (2)
Consumer Foreign        2,287        52        47          5
Industrial                238         4         4         --



The decrease in U.S. Consumer revenue reflects the historical trend where the first fiscal quarter is positively impacted by holiday sales. Foreign Consumer revenue increased primarily due to the mass market in Mexico and the Vinci acquisition, despite a decrease of $290,000 due to the decline in the value of the peso compared to the U.S. dollar.

While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso once in each of the last three decades, the last one being in December 1994. In the short term after such a devaluation, consumer confidence has been shaken, leading to an intermediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. The Company's Mexico subsidiary maintains a peso currency option to protect against short-term devaluation in excess of approximately 10%. In the six months ended March 31, 1998, the Mexican peso devaluated approximately 9% as compared with the U.S. dollar. This currency risk in Mexico is also managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

OPERATING INCOME increased $263,000 over the same quarter last year. Foreign Consumer increased $402,000 on higher revenue in the Mexico mass market, despite currency losses of approximately $300,000 due to the aforementioned peso devaluation. U.S. Consumer increased $113,000 as higher gross margins were partially offset by increased sales costs. Industrial decreased $85,000 on increased selling and administrative expenses. General corporate expenses were $167,000 higher, contributing to an overall increase in total selling and administrative expenses (32.6% of sales compared to 31.0% in the same quarter last year).

Operating income increased $259,000 for the six months ended March 31, 1998 over the same period last year. Foreign Consumer operating income increased $600,000 despite $300,000 in currency losses due to the aforementioned peso devaluation. The addition of Vinci added $250,000 and continuing growth in the mass market segment accounted for the remaining increase. The U.S. Consumer operating income decreased $390,000 due to higher selling costs and unfavorable product mix. The higher selling costs contributed to an increase in total selling and administrative expenses (31.4% of sales compared to 29.7% last year).

Operating income increased $90,000 over the prior quarter. Foreign Consumer increased $730,000 on higher revenues. U.S. Consumer decreased $310,000 on lower volume, reflecting seasonal holiday sales in the prior quarter. Administrative costs increased $370,000 on higher salary and benefit costs, contributing to an increase in total selling and administrative expenses of 1.7% of sales.

INTEREST EXPENSE increased $201,000 and $192,000 for the quarter and six months ended March 31, 1998, respectively, over the same periods last year on increased borrowings reflecting the payment of the legal claim described in Note 6 to Consolidated Financial Statements. Interest expense increased $305,000 over the prior quarter due to this legal claim as well as higher seasonal borrowings.

INCOME TAXES decreased $68,000 in the current fiscal quarter and $120,000 for the six months ended March 31, 1998, as compared with the prior year periods, respectively, due principally to lower effective foreign tax rates. (See Note 5 to Consolidated Financial Statements).

MINORITY INTEREST represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. through January 1997. In February 1997, the Company increased its ownership, thus reducing minority interest to approximately 20%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities in the first six months of fiscal 1997 decreased by approximately $6.8 million over the same period last year, due principally to the payment of the legal claim (Note 6 to Consolidated Financial Statements) and other large calendar year-end selling and promotional expense obligations. In addition, Mexico accelerated inventory purchases in the current period to take advantage of certain tax benefits and discounts.

Investing activities included approximately $3.3 million (net of cash acquired) related to the acquisition of Vinci (see Note 7 to Consolidated Financial Statements). Total other capital expenditures are expected to approximate less than $2 million in fiscal 1998. Such expenditures approximate less than $531,000 in the first six months, as compared with $1,075,000 in the prior year period. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will continue to be funded from operations and existing financing arrangements.

The Company has financing arrangements with a consortium of lenders to fund capital expenditures and provide working capital. The loan and security agreement provides for a total of $48 million in financing. This includes a revolving line of credit facility in the amount of $40 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the original amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001. The Company previously executed certain interest rate "swap" agreements which effectively fix the rate of interest on approximately $13 million of this debt at 8.75% to 8.87%.

The financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. At March 31, 1998, the Company had approximately $15 million of unused lines of credit available under this financing arrangement.

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

YEAR 2000 COMPUTER ISSUES

The Company is in process of assessing and addressing the impact of the year 2000 on its computer hardware and software. The Company is presently undergoing an upgrade of its principal operating and application software, which is believed to be year 2000 compliant. Peripheral applications and/or personal computer systems may not be compliant in all cases. Management and its outside management information consultants are in the process of developing a plan to assure full compliance by 1999. Accordingly, the Company does not expect this matter to materially impact how it conducts business nor its future results of operations or financial position.

FORWARD-LOOKING STATEMENTS

Any "forward-looking statements" contained in this Quarterly Report on Form 10-Q involve known and unknown risks (including, but not limited to certain foreign currency risk), uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements.




                          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ----------------------------------------------------------------

     At the Company's Annual Meeting of Shareholders held on March 6, 1998, one matter was submitted to a vote of shareholders. Gino N. Pala and Richard F. Joyce were elected as directors of the Company for terms expiring in 2001. The following table sets forth certain information with respect to the election of directors at the annual meeting:
                                                  Shares Withholding
     Name of Nominee          Shares Voted For         Authority
     ---------------          ----------------         ---------
     Gino N. Pala                  3,123,976             4,142
     Richard F. Joyce              3,123,976             3,242

     The following table sets forth the other directors of the Company whose terms of office continued after the aforementioned annual meeting of the shareholders:

                Name of Director              Term Expires
               ------------------             ------------
               Joseph R. Sadowski                1999
               Philip M. Shasteen                1999
               John E. Ramondo                   2000
               Kent Kramer                       2000
               Ben Berzin, Jr.                   2000


Item 6.   Exhibits and Reports on Form 8-K
-------   ------------------------------------------

(a)  Exhibits
      ----------
     The following exhibits are required to be filed as part of this quarterly report on Form 10-Q:

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

***       Incorporated by reference to Appendix 3 to the Company's Proxy
Statement dated January 27, 1997, filed in Washington, D.C.

****      Filed electronically via EDGAR.

(b)  Reports on Form 8-K
     --------------------------

     Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DIXON TICONDEROGA COMPANY


Dated:  May 13, 1998               By: /s/ Gino N. Pala
                                   ----------------------------
                                   Gino N. Pala
                                   Chairman of the Board,
                                     President, Chief Executive
                                     Officer and Director



Dated:  May 13, 1998               By: /s/ Richard A. Asta
                                   ----------------------------
                                   Richard A. Asta
                                   Executive Vice President of
                                     Finance and Chief Financial
                                     Officer


Dated:  May 13, 1998               By: /s/ John Adornetto
                                   ----------------------------
                                   John Adornetto
                                   Vice President/Corporate
                                     Controller and Chief
                                     Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    DIXON TICONDEROGA COMPANY



Dated:  May 13, 1998               By:  ----------------------------
                                        Gino N. Pala
                                        Chairman of the Board,
                                          President, Chief Executive
                                          Officer and Director


Dated:  May 13, 1998               By:  ----------------------------
                                        Richard A. Asta
                                        Executive Vice President of
                                          Finance and Chief Financial
                                          Officer


Dated:  May 13, 1998               By:  ----------------------------
                                        John Adornetto
                                        Vice President/Corporate
                                          Controller and Chief
                                          Accounting Officer