Form 10-Q
period 1998-06-30
DIXON TICONDEROGA CO
filed 1998-08-13
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                    Judiciary Plaza, 450 Fifth Street, N.W.
                             Washington, D.C. 20549
                                   FORM 10-Q

               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JUNE 30, 1998         COMMISSION FILE NO. 0-2655

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           DIXON TICONDEROGA COMPANY
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       23-0973760
----------------------------                    -----------------------
(State or other jurisdiction                         I.R.S. Employer
of incorporation or organization)                    Identification No.

195 International Parkway, Heathrow, FL                     32746
-----------------------------------------------------------------------
(Address of principal executive offices)                    Zip Code

                                                       (407) 829-9000
Registrant's telephone number, including area code:  ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ X ]                          No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                         Outstanding as of June 30, 1998
     -----------------                  -------------------------------
 Common Stock $1 par value                        3,405,093

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Information
          Consolidated Balance Sheets -
          June 30, 1998 and September 30, 1997                        3-4

          Consolidated Statements of Operations - For The
          Three and Nine Months Ended June 30, 1998 and 1997          5

          Consolidated Statements of Cash Flows-
          For the Nine Months Ended June 30, 1998 and 1997            6-7

          Notes to Consolidated Financial Statements                  8-10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11-14


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            15

          Signatures                                                  16

                         PART I.  FINANCIAL INFORMATION
Item 1.              DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
-------                       CONSOLIDATED BALANCE SHEETS

                                    June 30, 1998     September 30, 1997
CURRENT ASSETS:                    --------------     ------------------
  Cash and cash equivalents         $  802,604          $  5,607,587
  Receivables, less allowance
    for doubtful accounts of
    $1,618,972 at June 30, 1998,
    and $1,004,537 at
    September 30, 1997              36,380,075            25,969,659
  Inventories                       38,447,516            31,580,175
  Other current assets               3,211,436             3,225,881
                                   --------------     ------------------
 Total current assets               78,841,631            66,383,302
                                   --------------     ------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                17,286,138            16,955,803
  Machinery and equipment           20,445,572            17,130,035
  Furniture and fixtures             1,389,587               944,267
                                   --------------     -----------------
                                    39,121,297            35,030,105
  Less accumulated depreciation    (21,232,035)          (19,542,880)
                                   --------------     -----------------
                                    17,889,262            15,487,225
OTHER ASSETS                         2,615,435             2,290,712
                                   --------------     -----------------
                                   $99,346,328           $84,161,239
                                   ==============     =================

                                  June 30, 1998    September 30, 1997
                                  -------------    ------------------
CURRENT LIABILITIES:
  Notes payable                    $34,354,577         $16,058,080
  Current maturities of              1,680,773           1,745,080
   long-term debt
  Accounts payable                   5,646,812           7,077,955
  Accrued liabilities                9,023,205          12,712,385
                                  -------------    ------------------
   Total current liabilities        50,705,367          37,593,500
                                  -------------    ------------------
LONG-TERM DEBT                      22,597,395          23,555,618
                                  -------------    ------------------
DEFERRED INCOME TAXES AND OTHER      1,235,306           1,142,631
                                  -------------    ------------------
MINORITY INTEREST                    2,604,521           2,006,865
                                  -------------    ------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par $1,
   authorized 100,000 shares,          --                 --
   none issued
  Common stock, par $1, authorized
   8,000,000 shares; issued
   3,627,934 shares as of
   June 30,1998, and 3,591,681
   shares as of September 30,1997    3,627,934           3,591,681
 Capital in excess of par value      3,049,006           2,770,668
   Retained earnings                19,568,432          17,127,698
   Cumulative translation
     adjustment                     (3,224,338)         (2,768,856)
                                  -------------    ------------------
                                    23,021,034          20,721,191
   Less-treasury stock, at cost       (817,295)           (858,566)
    (222,841 and 234,094 shares   -------------    ------------------
    in 1998 and 1997,respectively)  22,203,739          19,862,625
                                  -------------    ------------------
                                   $99,346,328         $84,161,239
                                  =============    ==================



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                JUNE 30,                   JUNE 30,
                             1998       1997          1998         1997
                             ----       ----          ----         ----
REVENUES                 $38,503,363  $36,364,351  $87,153,268  $80,579,173
                         -----------  -----------  -----------  -----------
COST AND EXPENSES
  Cost of goods sold      23,313,219   22,744,511   54,018,823   51,405,772
  Selling and
   administrative         10,490,978   25,787,139   22,364,472    9,219,048
                        ------------  -----------  -----------  -----------
                          33,804,197   31,963,559   79,805,962   73,770,244
                        ------------  -----------  -----------  -----------
OPERATING INCOME           4,699,166    4,400,792    7,347,306    6,808,929

INTEREST EXPENSE           1,293,039    1,037,313    3,180,233    2,731,909
                        ------------  -----------  -----------  -----------
INCOME FROM
  OPERATIONS BEFORE
  INCOME TAXES AND
  MINORITY INTEREST        3,406,127    3,363,479    4,167,073    4,077,021

INCOME TAXES               1,098,449    1,262,008    1,128,689    1,412,715
                        ------------  -----------  -----------  -----------
                           2,307,678    2,101,471    3,038,384    2,664,306
MINORITY INTEREST            292,575      205,842      597,656      504,569
                        ------------  -----------  -----------  -----------
NET INCOME               $ 2,015,103  $ 1,895,629  $ 2,440,728  $ 2,159,737
                        ============  ===========  ===========  ===========
EARNINGS PER COMMON
  SHARE:
    BASIC                $       .60  $       .57  $       .72  $       .65
                        ============  ===========  ===========  ===========
    DILUTED              $       .54  $       .54  $       .65  $       .62
                        ============  ===========  ===========  ===========
WEIGHTED AVERAGE
  SHARES OUTSTANDING:
    BASIC                  3,386,602    3,338,814    3,378,798    3,313,443
                        ============  ===========  ===========  ===========
    DILUTED                3,744,365    3,503,410    3,731,420    3,474,112
                        ============  ===========  ===========  ===========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                           1998              1997
                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 2,440,728      $ 2,159,737
Adjustment to reconcile income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization         2,169,221        1,933,844
         Deferred taxes                     204,230            5,825
         Provision for doubtful accounts
           receivable                       200,970          256,624
         (Income) loss attributable to
           currency transactions            377,801          (22,645)
         Income attributable to minority
           interest                         597,656          504,569
         Changes in assets and
           liabilities, net of effects
           of acquisition:
           Receivables, net              (9,771,563)      (7,710,416)
           Inventories                   (6,000,497)      (3,011,051)
           Other current assets             (20,287)        (323,969)
           Accounts payable and accrued
           liabilities                   (6,081,270)       2,686,472
           Other assets                    (123,546)        (317,834)
                                        -----------      -----------
Net cash provided by (used in)
  operations                            (16,006,557)      (3,838,844)
                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
  equipment, net                         (1,315,099)      (1,480,764)
Purchase of Vinci de Mexico, S.A.
  de C.V., net of cash acquired          (3,289,200)           --
                                        -----------      -----------
Net cash provided by (used in)
  investing activities                   (4,604,299)      (1,480,764)
                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of subsidiary stock                 --           (2,519,324)
Net proceeds from notes payable          16,828,403        8,209,562
Principal reductions of long-term debt   (1,235,013)      (1,015,315)
Exercise of stock options                   355,861          234,997
Other non-current liabilities                   109            --
                                        -----------      -----------
Net cash provided by (used in)
  financing activities                   15,949,360        4,909,920

Effect of exchange rate changes on cash    (143,487)        (169,553)
                                        -----------      -----------
Net decrease in cash and cash
  equivalents                            (4,804,983)        (579,241)

Cash and cash equivalents, beginning
  of period                               5,607,587        2,597,032
                                        -----------      -----------
Cash and cash equivalents, end
  of period                             $   802,604      $ 2,017,791
                                        ===========      ===========
Supplemental Disclosures:
   Cash paid during the period:
   Interest (net of amount capitalized) $ 2,652,631      $ 2,943,414
   Income taxes                             785,441          575,764


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 1998, and the results of their operations and cash flows for the nine months ended June 30, 1998 and 1997, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain fiscal 1997 balances have been reclassified to conform to current year presentation.

2.   INVENTORIES:

Since amounts for inventories under the last-in, first-out (LIFO) method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 1998 (for which the LIFO method of accounting is used) are based on certain estimates relating to quantities and costs as of year end. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $945,000 and $803,000 higher at June 30, 1998, and September 30, 1997, respectively.

     Inventories consist of (in thousands):
                                 June 30,          September 30,
                                   1998                1997
                                   ----                ----

         Raw materials           $14,354             $11,760
         Work in process           3,778               4,400
         Finished goods           20,316              15,420
                                 -------             -------
                                 $38,448             $31,580

3.   EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income," which is effective for the Company in fiscal 1999. This statement requires the reporting of net income and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. The Company estimates that currently the only component of comprehensive income that bypasses the statement of operations is foreign currency translation adjustments presently being reported in the Consolidated Statement of Shareholders' Equity.

4.   TRANSLATION OF FOREIGN CURRENCIES:

Since January 1, 1997, Mexico has been considered a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Translation gains and losses therefore impact the results of operations. Foreign currency transaction gains (losses) included in net income were approximately ($378,000) and $23,000 for the periods ended June 30, 1998 and 1997, respectively.

5.   ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the accompanying Consolidated Financial Statements is primarily due to lower effective foreign tax rates, state income taxes and other permanent items.

Income taxes reconciled to the statutory rates are as follows for all periods presented:
                              Three Months Ended    Nine Months Ended
                                    June 30,             June 30,
                                1998       1997      1998       1997
Taxes calculated at federal     ----       ----      ----       ----
  statutory rate              $1,158     $1,144    $1,417     $1,386
Foreign income                  (158)       (10)     (423)      (108)
State taxes                       41         52        (5)        25
Other permanent items             57         76       140        110
                              ------     ------    ------     ------
Provisions for income taxes   $1,098     $1,262    $1,129     $1,413

6.   CONTINGENCIES:

The Company, in the normal course of business, is party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgment interest relating to certain environmental clean-up costs. All Company appeals have been denied and in January 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorney).

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position. Moreover, the Company assesses the extent of any environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $275,000 as of June 30, 1998), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

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

The following shows pro forma, unaudited data that would have resulted had the acquisition been consummated as of October 1, 1996:

                     (in thousands, except per share data)

                         Three Months Ended  Nine Months Ended
                                June 30,           June 30,
                            1998      1997      1998      1997
                            ----      ----      ----      ----
Revenues                 $38,503   $38,112   $88,085   $84,617
Net income                 2,015     1,967     2,494     1,462

Earnings per
share:
    Basic                    .60       .59       .73       .44
    Diluted                  .54       .56       .67       .42

8.   FINANCING ARRANGEMENTS:

In May 1998, the Company's primary financing arrangements with a consortium of lenders were modified to increase the available revolving line of credit to $45 million during the Company's annual peak borrowing period. The provisions of the term loan included in this facility remained unchanged (approximate remaining balance of $5 million).

Item 2.
-------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES for the quarter ended June 30, 1998, increased $2,139,000 from the same quarter last year. The changes by segment are as follows:

                            Increase          % Increase/Decrease
                           (Decrease)         -------------------
                         (in thousands)  Total      Volume     Price/Mix
                         --------------  -----      ------     ---------
Consumer U.S.              $    446        2           1           1
Consumer Foreign              2,310       27          45         (18)
Industrial                     (617)      (9)        (10)           1

The U.S. Consumer revenue increase was primarily in the office supply megastore market. The increase in Foreign Consumer primarily reflects marketing efforts in the Mexico mass market and the acquisition of Vinci (see Note 7 to Consolidated Financial Statements). Revenue decreased $402,000 and $165,000 in Mexico and Canada, respectively, due to declines in their local currencies compared to the U.S. dollar. Industrial revenue decrease was primarily due to competitive pricing pressures in lubricant products.

Revenues for the nine months ended June 30, 1998, increased $6,574,000 over the same period last year. The changes by segment are as follows:

                            Increase          % Increase/Decrease
                           (Decrease)         -------------------
                         (in thousands)  Total      Volume     Price/Mix
                         --------------  -----      ------     ---------
Consumer U.S.              $  1,928        4           4          --
Consumer Foreign              5,274       32          46         (14)
Industrial                     (628)      (3)         (3)         --

U.S. Consumer principally reflects continued increases in the educational market due to more aggressive promotional programs and a restructured sales force. Foreign Consumer revenue increase was primarily in Mexico, again due to increased shipments to the mass market and the acquisition of Vinci. Decreases of $793,000 and $320,000 in the revenue of Mexico and Canada, respectively, were due to the decline in their local currencies compared to the U.S. dollar.

Revenues increased $13,650,000 from the prior quarter as follows:

                            Increase          % Increase/Decrease
                           (Decrease)         -------------------
                         (in thousands)  Total      Volume     Price/Mix
                         --------------  -----      ------     ---------
Consumer U.S.              $  9,800       83          86          (3)
Consumer Foreign              4,063       60          71         (11)
Industrial                     (213)      (3)         (4)          1

The increase in U.S. and Foreign Consumer revenue reflects the seasonality of these segments. This quarter historically represents over 30% of annual revenues while the prior quarter represents under 20%.

While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso once in each of the last three decades, the last being in December 1994. In the short term after such a devaluation, consumer confidence has been shaken, leading to an intermediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. The Company's Mexico subsidiary maintains a peso currency option to protect against short-term devaluation in excess of approximately 10%. This currency risk in Mexico is also managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

OPERATING INCOME increased $298,000 over the same quarter last year. Foreign Consumer increased $660,000 primarily in Mexico. The addition of Vinci (see
Note 7 to Consolidated Financial Statements) and increased volume led to this increase. U.S. Consumer increased approximately $100,000. Industrial decreased $250,000 on lower revenues. General corporate expenses increased $210,000 primarily due to increased expenditures on information technology. This contributed to an increase in selling and administrative costs to 27.2% of sales compared to 25.4% in the same quarter last year.

Operating income increased $538,000 for the nine months ended June 30, 1998, over the same period last year. Foreign Consumer increased $1,280,000 primarily in Mexico despite increased currency losses of approximately $400,000. The increase in Mexico was due principally to the aforementioned acquisition of Vinci and increased efforts in the mass market. U.S. Consumer decreased $190,000 due to increased marketing and sales promotion costs. Industrial decreased $260,000 due to lower revenue. General corporate expenses increased $290,000, principally due to higher information technology costs. These factors contributed to an overall increase in total selling and administrative expenses (29.6% of sales compared to 27.8% in the prior year period.)

Operating income increased $3,339,000 over the prior quarter. U.S. and Foreign Consumer increased approximately $2,150,000 and $1,400,000, respectively, due to the seasonality of revenues, as discussed above.

INTEREST EXPENSE increased $256,000 and $448,000 for the quarter and nine months ended June 30, 1998, respectively, over the same periods last year on increased borrowings due to the Vinci acquisition and the payment of the legal claim described in Note 6 to Consolidated Financial Statements. Interest expense increased $197,000 over the prior quarter due to traditionally higher seasonal borrowings.

INCOME TAXES decreased $164,000 in the current quarter and $284,000 for the nine months ended June 30, 1998, as compared with the prior year periods, respectively, due principally to lower effective foreign tax rates. (See Note 5 to Consolidated Financial Statements.)

MINORITY INTEREST represents 49.9% of the net income of the consolidated subsidiary, Dixon Ticonderoga de Mexico, S.A. de C.V. through January 1997. In February 1997, the Company increased its ownership, thus reducing minority interest to approximately 20%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities in the first nine months of fiscal 1987 decreased by approximately $12.2 million over the same period last year, due principally in the U.S. to the payment of the legal claim (Note 6 to Consolidated Financial Statements) and large calendar year-end selling and promotional expense obligations. In addition, the Company's strong growth in Mexico has increased the subsidiary's working capital needs significantly. (Accounts receivable and inventories in Mexico increased $7.6 million during the period.)

Investing activities included approximately $3.3 million (net of cash acquired) related to the acquisition of Vinci (see Note 7 to Consolidated Financial Statements). Total other capital expenditures are expected to approximate less than $2 million in fiscal 1998. Such expenditures approximate $1,315,000 in the first nine months, as compared with $1,481,000 in the prior year period. Generally, all other major capital projects are discretionary in nature and thus no material purchase commitments exist. Other capital expenditures will continue to be funded from operations and existing financing arrangements.

The Company has financing arrangements with a consortium of lenders to fund capital expenditures and provide working capital. The loan and security agreement as amended, (see Note 8 to Consolidated Financial Statements) provides for a total of approximately $50 million in financing. This includes a revolving line of credit facility in the amount of up to $45 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan with a current balance of approximately $5 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001. The Company previously executed certain interest rate "swap" agreements which effectively fix the rate of interest on approximately $10 million of this debt at 8.75% to 8.87%.

The financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. At June 30, 1998, the Company had approximately $14 million of unused lines of credit available under this financing arrangement. This facility principally financed the seasonal working capital needs described above. In addition, the Mexico subsidiary utilized a local seasonal line of credit for inventory purchaces (approximately $4 million in notes payable at June 30, 1998).

In September 1996, the Company also completed the private placement of $16.5 million of 12% Senior Subordinated Notes, due 2003. In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and requires the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance. In January 1998, the Company canceled a reverse interest rate "swap" agreement covering $10 million of the notes, resulting in a deferred gain of approximately $375,000, being recognized over the remaining original term of the notes.

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

YEAR 2000 COMPUTER ISSUES

The Company is in process of assessing and addressing the impact of the year 2000 on its computer hardware and software. The Company is presently undergoing an upgrade of its principal operating and application software, which is believed to be year 2000 compliant. Peripheral applications and/or personal computer systems may not be compliant in all cases. Management and its outside management information consultants have developed a plan to assure full compliance by 1999. Accordingly, the Company does not expect this matter to materially impact how it conducts business nor its future results of operations or financial position.

FORWARD-LOOKING STATEMENTS

Any "forward-looking statements" contained in this Quarterly Report on Form 10-Q involve known and unknown risks (including, but not limited to certain foreign currency risk), uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements.

                         PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------
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

                          DIXON TICONDEROGA COMPANY


Dated:  August 13, 1998       By: /s/ Gino N. Pala
                              ----------------------------
                              Gino N. Pala
                              Chairman of the Board,
                              President, Chief Executive
                              Officer and Director

Dated:  August 13, 1998       By: /s/ Richard A. Asta
                              ----------------------------
                              Richard A. Asta
                              Executive Vice President of
                              Finance and Chief Financial
                              Officer

Dated:  August 13, 1998       By: /s/ John Adornetto
                              ----------------------------
                              John Adornetto
                              Vice President/Corporate
                              Controller and Chief
                              Accounting Officer