Form 10-K
period 1998-09-30
DIXON TICONDEROGA CO
filed 1998-12-29
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 1998  Commission file number  0-2655
                          ---------------------                       -------
                          DIXON TICONDEROGA COMPANY
             (Exact name of Company as specified in its charter)
Form 10-K
---------
 X   Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
---- Act of 1934 (Fee Required) for the fiscal year ended September 30, 1998 .
                                                          --------------------
___ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) for the transaction period from _____ to _____ .

                Delaware                                  23-0973760
      (State or other jurisdiction of                  (I.R. S. Employer
      incorporation or organization)                Identification Number)

  195 International Parkway, Heathrow, FL                    32746
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (407) 829-9000
                                                      --------------

        Title of each class          Name of each exchange on which registered

Common Stock, $1.00 par value        American Stock Exchange
-----------------------------        -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes [ X ]   No [   ]

Based on the closing sales price on December 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the Company was $22,549,376.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 9, 1998: 3,431,717 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference:

Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 1998.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
------------------
                        RECENT EVENTS AND STRATEGIES
                        ----------------------------

     Dixon Ticonderoga Company (hereinafter the "Company") achieved record revenues in its fiscal year ended September 30, 1998. Revenues approximated $125 million, an increase of approximately 8.4% over 1997, and net income (exclusive of net foreign currency losses of approximately $1 million) grew 13% to $4.1 million compared to $3.7 million in 1997. Operating income in the Company's two core business groups (excluding foreign currency losses) grew approximately $1 million to $11.9 million in 1998.
     This continuing improvement is attributable to the success of many of the Company's strategic objectives over the past several years. The Company aggressively introduced new products and repositioned many others, including its Consumer Group's new soybean-based crayon and new Prang (copyright) product line. Moreover, new promotional programs increased the Consumer Group's penetration of the educational and mass markets in the U.S. and Mexico.

     The Consumer Group also improved its gross profit margins through ambitious manufacturing efficiency efforts, including balancing production, sharing of manufacturing processes between the U.S. and Mexico Consumer plants and the addition of certain strategic manufacturing equipment. The U.S. Consumer division also continued its emphasis on improving its distribution and customer service systems and processes through further training and technology enhancements, as well as a new modernized distribution center operated by a logistics third party.
     Significant operating improvement was also realized in the Mexico Consumer subsidiary where new management has made significant enhancements. The Company repurchased approximately 30% of the minority interest in this subsidiary in February 1997, increasing its ownership to approximately 80%. In December 1997, the Mexican subsidiary completed its acquisition of Vinci de Mexico, S.A. de C.V., (Vinci). This acquisition brings with it one of the most highly-regarded and recognized brand names in the school products industry in Mexico.
Management expects continuing strong growth in its Mexico subsidiary.
     The Industrial Group's management ranks were reorganized and strengthened in such key areas as sales, technical research and development and in manufacturing. Graphite manufacturing activities were consolidated into the division's Burnet, Texas facility to gain efficiencies. The Industrial Group continued to offer new graphite products and silicon-carbide brick (under its New Castle Refractories division's technology agreement).
     Significant recent corporate activities include the recapitalization of the Company's U.S. debt, including nearly $70 million of new financing, primarily to provide working capital to support the growth of its Consumer Group. In 1998, the Company also began many new human resource initiatives intended to enhance training, personnel development, benefits and incentive compensation for its employees.
     Further information regarding these matters is included elsewhere in this Annual Report on Form 10-K.

                                       COMPANY ORGANIZATION
                                       --------------------

                                     Dixon Ticonderoga Company
                                             (Parent)
                                                 |
                                                 |
          ----------------------------------------------------------------------------
          |                        |                         |                       |
          |                        |                         |                       |
Dixon Ticonderoga, Inc.    Dixon Europe, Ltd.     Dixon Industrial Mexico,     Bryn Mawr Ocean
 Canada (Wholly-Owned)       (Wholly-Owned)             S.A. de C.V.          Resorts/Inactive
           |                                           (Wholly-Owned)          (Wholly-Owned)
           |                                                                         and
Grupo Dixon S.A. de C.V.                                                     Ticonderoga Graphite,
     and subsidiaries                                                            Inc./Inactive
       (79.8% Owned)                                                             (Wholly Owned)

                               INDUSTRY  SEGMENTS
                               ------------------

The Company has two principal continuing business segments: its Consumer Group and Industrial Group. These segments, and the primary operations of each, are as follows:

     BUSINESS  SEGMENTS                          OPERATIONS
     ------------------                          ----------

Consumer Group               Manufacture and sale of writing and drawing
                             pencils, pens, artist materials, felt tip markers,
                             industrial markers, lumber crayons, typewriter
                             correction materials and allied products.

Industrial Group             Manufacture and sale to industry of processed
                             natural and synthetic bulk graphite, graphite oil,
                             solvent and water-based lubricants, as well as
                             colloidal graphitic suspensions (Graphite and
                             Lubricants division); clay and graphite stopper
                             heads, firebrick, silicon-carbide brick,
                             non-graphitic refractory kiln furniture and furnace
                             linings (Refractories division).

     Financial information regarding net revenues, operating profits and identifiable assets related to the Company's industry segments for the years ended September 30, 1998, 1997, and 1996, is contained in Note 11 to Consolidated Financial Statements.
     The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada and Europe) in which its operations are being conducted.

CONSUMER GROUP
--------------

     The Company manufactures its leading brand TICONDEROGA (copyright) and a full line of pencils in Versailles, Missouri. The Company also manufactures and markets advertising specialty pencils, pens and markers through its promotional products division.
     The Company is also the producer of WEAREVER (copyright) writing products at its facility in Deer Lake, Pennsylvania. In addition to the WEAREVER (copyright) and Dixon lines of pens, the Company also manufactures and markets its Prang (copyright) and Ticonderoga (copyright) lines of markers, mechanical pencils, and allied products at this facility.
     The Company also manufactures in Sandusky, Ohio (mainly for wholesale school suppliers and retailers) its PRANG (copyright) brand of soy-bean based and wax crayons, chalks, dry and liquid tempera, water colors and art materials. This division also manufactures special markers for industrial use all of which are marketed and sold, together with the products manufactured by the Versailles and Deer Lake operations, by the U.S. Consumer Products group.
     Under an agreement with Warner Bros. Consumer Products, the Company also manufactures and markets in the U.S., Canada, and Mexico a complete product line of pencils, pens, crayons, chalks, markers, paints, art kits and related items featuring the famous Looney Tunes (copyright) characters. (See Note 12 to Consolidated Financial Statements.)
     Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer Products group.
     Grupo Dixon, S.A. de C.V., a majority-owned subsidiary (79.8%) is engaged, through its subsidiaries, in the manufacture and sale in Mexico of black and color writing and drawing pencils, typewriter correction materials, lumber crayons and allied products. Grupo Dixon also manufactures and sells in Mexico certain products of the type manufactured at the Sandusky facility, as well as marker products manufactured at the Deer Lake facility.
     Dixon Europe, Limited, a wholly-owned subsidiary of the Company is engaged in the distribution of many Dixon Consumer Products in the United Kingdom and other European countries.

INDUSTRIAL GROUP
----------------

     Through its Graphite and Lubricants division, Dixon manufactures and sells processed natural and synthetic graphite, graphite oil, petroleum coke, solvent and water-based lubricants as well as colloidal graphitic suspensions. The American Graphite location in Manchester Township, New Jersey, and the Southwestern Graphite location in Burnet, Texas, process and sell graphite to industrial customers, and are engaged in the processing and blending of various grades of foreign and domestic graphites for use in the manufacture and sale of related products. Commencing in 1998, Dixon Industrial Mexico, S.A. de C.V., operates a graphite processing facility in Hermosillo, Mexico and is engaged in related activities.
     The New Castle Refractories division, with plants located in Ohio, Pennsylvania and West Virginia, manufactures various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, silicon-carbide brick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries;
refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads.

                                  DISTRIBUTION
                                  ------------

     Consumer products manufactured at the Sandusky, Ohio; Deer Lake, Pennsylvania; and Versailles, Missouri plants are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. In 1998, in an effort to enhance service levels(especially with large retail customers) the Company leased a central distribution center, operated by a third party in Macon, Georgia. Also in 1998, the Company sold its previous distribution center, located in Shelbyville, Tennessee. The consumer products manufactured at the Canadian and Mexican plants are distributed nationally in these countries through wholesalers, distributors, school supply houses and retailers.
     The industrial products manufactured at the various plants are sold by direct sales, manufacturers' representatives and industrial distributors in North America. In addition, these products are sold worldwide, principally in Central and South America, Europe, the Philippines and Japan.

                                 RAW  MATERIALS
                                 --------------

     Graphite, which can be considered a strategic raw material for the Company's business, is sold by the Company in bulk and as a component, and is used in the manufacture of refractory products, lubricants and leads for wood-cased pencils. Graphite is purchased from Brazil, Madagascar, India, Mexico, People's Republic of China, Sri Lanka, West Germany, Sweden and Zimbabwe. There were no significant raw material shortages of any consequence during 1998 nor any anticipated for future periods.

                     TRADEMARKS,  PATENTS  AND  COPYRIGHTS
                     -------------------------------------

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

                      SEASONAL  ASPECTS  OF  THE  BUSINESS
                      ------------------------------------

     The Consumer Group reflects greater portions (approximately 63% in 1998) of its sales in the third and fourth fiscal quarters of the year due to shipments of school orders to its distribution network. This practice, which is standard for this industry, usually causes the Company to incur additional bank borrowings during the period between shipment and payment.
     The Industrial Group has no material seasonal aspects.

                                  COMPETITION
                                  -----------

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

                           RESEARCH  AND  DEVELOPMENT
                           --------------------------

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

                                   EMPLOYEES
                                   ---------

     The total number of persons employed by the Company was approximately 1,562 of which 718 were employed in the United States.

ITEM 2.  PROPERTIES
-------------------

     The properties of the Company, set forth in the following table are owned and are collateralized or pledged under the Company's loan agreement with a consortium of lenders (First Union Capital Corporation as agent), except for the Heathrow, Florida, property, which is subject to a separate mortgage agreement. See Notes 3 and 4 to Consolidated Financial Statements. Most of the buildings are of steel frame and masonry or concrete construction.

                           LOCATION                                SQUARE FEET
                           --------
                                                                  OF FLOOR SPACE
                                                                  --------------



Heathrow, Florida (Corporate Headquarters)                            33,000

Sandusky, Ohio (Consumer)                                            276,000

Manchester Township, New Jersey (American
     Graphite) (Graphite and Lubricants division)                     76,000

Near Burnet, Texas (Southwestern Graphite)
     (Graphite and Lubricants division)                               97,000

New Castle, Pennsylvania (Refractories division)                     131,000

Newell, West Virginia (Refractories division)                         45,000

Massillon, Ohio (Refractories division)                              113,000

Zoar, Ohio (Refractories division)                                    65,000

Acton Vale, Quebec, Canada (Dixon
     Ticonderoga Inc.) (Consumer)                                     32,000

Tlalnepantla, D.F., Mexico (Grupo Dixon,
S.A. de C.V.)  (Consumer)                                             55,000

Mexico City, D.F., Mexico (Grupo Dixon, S.A. de C.V.)(Consumer)       64,000
Versailles, Missouri (Consumer)                                      120,000

Deer Lake, Pennsylvania (Consumer)                                   150,000

     The Company also owns a non-operating graphite mine near Burnet, Texas, included with land at historical cost in the consolidated balance sheets. The Company leases 100,000 square feet in Macon, Georgia from a third party who operates the Company's U.S. Consumer central distribution center. In addition, the Company's Dixon Industrial Mexico, S.A. de C.V., subsidiary leases 9,000 square feet in Hermosillo, Mexico.

ITEM 3.  LEGAL   PROCEEDINGS
----------------------------

     In March 1986, The Dixon Venture ("Venture") (an unrelated company) filed a civil action in the New Jersey Superior Court seeking recovery of damages and costs allegedly incurred by Venture in connection with the clean-up of industrial property acquired from the Company in Jersey City, New Jersey in February, 1984. Venture's claims were brought pursuant to the New Jersey Environmental Clean-up Responsibility Act ("ECRA"), an environmental remedial statute dealing with the transfer of industrial property.
     On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. In January 1998, the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim ( including its insurance carriers and a legal malpractice action against its former attorneys).
     Also see Note 12 to Consolidated Financial Statements.

ITEM 4.    SUBMISSION  ON  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
-------------------------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK
----------------------------------------------
         AND RELATED SECURITY HOLDER MATTERS
         -----------------------------------

     Dixon Ticonderoga Company common stock is traded on the American Stock Exchange. The following table sets forth the low and high per share prices as per the American Stock Exchange closing prices for the applicable quarter.

                                     FISCAL               FISCAL
       QUARTER ENDING                 1998                 1997
       --------------                 ----                 ----

                                   LOW      HIGH        LOW      HIGH
                                   ---      ----        ---      ----
December 31                     $12.88    $16.94    $  6.38   $  8.38
March 31                         12.63     15.00       6.25      7.38
June 30                          12.38     15.56       6.38     12.00
September 30                      9.13     14.00      11.56     14.00

     Since fiscal 1990, the Board of Directors has suspended payment of dividends. The Board will continue to review the Company's future performance and determine the dividend policy on a quarter-to-quarter basis. The Company's debt agreements restrict the amount of dividends, which can be paid in the future. (See Notes 3 and 4 to Consolidated Financial Statements).
     The number of record holders of the Company's common stock at December 9, 1998, was 433.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  FOR THE FIVE YEARS ENDED SEPTEMBER 30, 1998
                    (in thousands, except per share amounts)

                                 1998       1997       1996       1995       1994
                                 ----       ----       ----       ----       ----

REVENUES                       $124,722   $115,055   $106,696   $ 95,565   $ 91,932
                               ========   ========   ========   ========   ========
INCOME FROM
   CONTINUING OPERATIONS       $  3,136   $  3,601   $  1,168   $  1,658   $  3,417

LOSS FROM
   DISCONTINUED OPERATIONS        -          -          -          (595)      (116)

EXTRAORDINARY ITEM                -          -          (282)       -         -
                               --------   --------   --------   --------   --------
NET INCOME                     $  3,136   $  3,601   $    886   $  1,063   $  3,301
                               ========   ========   ========   ========   ========
EARNINGS (LOSS) PER
   COMMON SHARE (BASIC):
     CONTINUING OPERATIONS     $    .93   $   1.08   $    .36   $    .51   $   1.10

     DISCONTINUED OPERATIONS      -          -          -          (.18)       (.04)

     EXTRAORDINARY ITEM           -          -           (.09)      -         -
                               --------   --------   ---------  --------   --------
      NET INCOME               $    .93   $   1.08   $    .27   $    .33   $   1.06
                               ========   ========   ========   ========   ========

EARNINGS (LOSS) PER
   COMMON SHARE (DILUTED):
     CONTINUING OPERATIONS     $    .85   $   1.05   $    .36   $    .52   $   1.10

     DISCONTINUED OPERATIONS      -          -          -           (.19)      (.04)

     EXTRAORDINARY ITEM           -          -          (.09)       -         -
                               --------   --------   --------   ---------  --------
      NET INCOME               $    .85   $   1.05   $    .27   $    .33   $   1.06
                               ========   ========   ========   =========  ========
TOTAL ASSETS                   $ 92,630   $ 84,161   $ 77,848   $ 70,158   $ 68,852
                               ========   ========   ========   ========   ========
LONG-TERM DEBT                 $ 21,927   $ 23,556   $ 25,119   $ 14,541   $ 19,141
                               ========   ========   ========   ========   ========
DIVIDENDS PER
   COMMON SHARE                $   -      $   -      $   -      $   -      $   -
                               ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT ' S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
----------------------------------------------------------------
        CONDITION  AND  RESULTS  OF  OPERATIONS
        ---------------------------------------

RESULTS  OF  OPERATIONS
-----------------------

1998 vs. 1997:
--------------

     Income from continuing operations before income taxes and minority interest decreased $1,683,000 in 1998. Foreign currency losses increased $1,717,000 (see
Note 1 to Consolidated Financial Statements). Revenue increases in Mexico, due to the acquisition of Vinci (see Note 10 to Consolidated Financial Statements) and in the mass market, increased foreign operating profits $1,350,000, excluding currency losses. U.S. Consumer operating profits remained constant in spite of a revenue increase of $5,073,000 due to higher distribution, marketing and sales costs, (including costs incurred to close its previous distribution center and open a new facility operated by a third party) which offset higher gross profit margins. Legal and professional expenses increased $540,000 due primarily to ongoing legal costs incurred in an effort to recover from other responsible parties for the claim previously paid under ECRA as described in
Item 3 and Note 12 to Consolidated Financial Statements. Interest expense increased $870,000 on higher U.S. and Mexico borrowings. Income tax expense decreased due to lower before tax income and lower effective foreign tax rates.

1997 vs. 1996:
--------------

     Income from continuing operations before income taxes and minority interest increased $4,153,000 in 1997. In 1996, there were provisions for litigation settlements and legal costs of $2,039,000 (see Item 3 and Note 12 to Consolidated Financial Statements). Revenue increases of $5,715,000 in the foreign operations contributed to an increase in operating profits of $2,815,000. Manufacturing efficiencies and higher volume increased U.S. Consumer operating profits by $1,011,000. Higher employee benefit and insurance costs, consulting and professional expenses, and amortization of loan fees increased corporate administrative expenses by $870,000. Operating profits in the Industrial segment decreased $464,000 with gains in the Refractories division being more than offset by a decrease in the Graphite and Lubricants division operating profit, which suffered from competitive pricing pressures. Interest expense increased $380,000 on higher average borrowing rates during the year. The 1997 effective tax rates increased to more normal U.S. statutory and state tax rates overall, compared with 1996 which was favorably affected by lower foreign tax rates.

1996 vs. 1995:
--------------

     Income from continuing operations before income taxes, minority interests and extraordinary items decreased $1,014,000 in 1996. In 1996 and 1995 there were provisions of $2,039,000 and $1,530,000, respectively, for litigation settlements and legal costs related to several lawsuits (see Item 3 and Note 12 to Consolidated Financial Statements). Foreign Consumer operating profits decreased $962,000 primarily due to provisions for doubtful accounts receivable (of approximately $500,000) in Mexico, as well as 1995 foreign currency gains of over $500,000. The referenced $500,000 provision for doubtful accounts was principally due to one large and unusual bad debt regarding a large Mexican retailer. The Company does not expect such losses to reoccur, nor does this represent any trend or deterioration of the Company's Mexico accounts receivable. Also in 1997, there were additional distribution and promotional costs incurred by U.S. Consumer to service the mass retail and mega-store markets. Interest expense decreased $229,000 due to lower average borrowings. Income tax expense decreased in the same proportions as before tax income. The difference between the effective tax rate and the U.S. statutory rate primarily is due to the effect of lower foreign rates and certain permanent items.

Extraordinary  Item:
-------------------

     The 1996 extraordinary charge of $282,000 represents costs associated with the early retirement of the Company's 10.59% Senior Subordinated Notes, due 1999. See Note 4 to Consolidated Financial Statements.

REVENUES
--------

     Revenues in 1998 increased $9,667,000 over the prior year. The changes by segment are as follows:

                  Increase(Decrease)        %Increase (Decrease)
                                            --------------------
                    (in thousands)     Total       Volume    Price/Mix
                    --------------     -----       ------    ---------
Consumer U.S.         $       5,073        8            8          -
Consumer Foreign              5,385       22           40         (18)
Industrial                    (791)      (3 )         (3)          -

     The U.S. Consumer increase was primarily in the educational market due to more aggressive promotional programs and restructured sales force. The increase in Foreign Consumer revenues reflects the acquisition of Vinci (see Note 10 to Consolidated Financial Statements) and increases in the mass market in Mexico. Decreases of $1,600,000 and $498,000 in the revenue of Mexico and Canada, respectively, were due to the decline in their local currencies compared to the U.S. dollar. The Industrial revenue decrease was in the bulk graphite markets, due primarily to weakness in the automotive industry and continuing competitive pricing pressures.

     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August of 1998. In the short term after such devaluations, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

     Overall 1997 revenues increased $8,359,000 over the prior year. The changes by segment are as follows:

                  Increase (Decrease)        % Increase (Decrease)
                                             ---------------------
                     (in thousands)     Total      Volume     Price/Mix
                     --------------     -----      ------     ---------
Consumer U.S.          $    1,945           3           2             1
Consumer Foreign            5,715          30          22             8
Industrial                    699           3           4           (1)

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

Overall 1996 revenues increased $11,131,000 over the prior year. The changes by segment are as follows:

                 Increase (Decrease)       % Increase (Decrease)
                                           ---------------------
                    (in thousands)     Total       Volume    Price/Mix
                    --------------     -----       ------    ---------
Consumer U.S.        $         8,223      15           14            1
Consumer Foreign               3,082      19           19            -
Industrial                      (74)      (1)           -           (1)

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

OPERATING  PROFITS
------------------

     There was a decrease of $811,000 in operating profits by segment in 1998. The Company recorded foreign currency losses of $1,604,000 and $194,000 in Mexico and Canada, respectively, as discussed in Note 1 to Consolidated Financial Statements. Foreign Consumer operating profit, excluding the foreign currency losses, increased approximately $1.9 million. This increase occurred in Mexico where the addition of Vinci (see Note 10 to Consolidated Financial Statements) added $1,220,000. The remainder of the increase was due to higher revenues and manufacturing efficiencies. U.S. Consumer operating profit increased $250,000 over the prior year as higher gross profit margins were partially offset by increased distribution, marketing and sales costs. Higher distribution costs, adversely impacted U.S. operating profit this year, caused in part by the closing of its previous distribution center and related start-up costs of a new facility operated by a third party. In addition, higher marketing and promotional costs had a negative impact on operating profit.
Legal and professional services increased $540,000 primarily due to ongoing legal costs incurred in an effort to recover from other responsible parties for the claim paid under ECRA, as described in Item 3 and Note 12 to Consolidated Financial Statements. These above mentioned factors caused selling and administrative costs to increase (30.7% of sales in 1998 compared to 27.2% in 1997). Operating profit in the Industrial segment decreased $350,000 due to the decline in graphite revenue.
     There was an increase of $3,362,000 in operating profits by segment in 1997 (exclusive of provisions for litigation settlements and related costs). Foreign operations increased $2,815,000. Mexico operating profit aforementioned increased $2,393,000 and Canada increased $368,000 on revenue increases of 45% and 15%, respectively. U.S. Consumer operating profit increased $1,011,000 (exclusive of provisions for litigation settlements and related costs in 1996), primarily due to increased manufacturing efficiencies and higher volume. Industrial operating profit decreased $464,000 primarily due to competitive pricing pressures in the Graphite and Lubricants division. Total cost of goods sold in 1997 decreased (63.4% of sales as compared with 65.9% in 1996) due primarily to the aforementioned manufacturing efficiencies.
     There was a decrease of $582,000 in operating profits by segment in 1996 (exclusive of provisions for litigation settlements and related costs). Foreign Consumer operating profit decreased $962,000 primarily due to the aforementioned provisions for doubtful accounts receivable (of approximately $500,000) in Mexico, as well as 1995 foreign currency gains of over $500,000. U.S. Consumer operating profit increased $367,000. This increase was due to the U.S. Consumer revenue growth. However, additional distribution and promotional costs incurred to service the U.S. Consumer retail and mega-store markets partially offset revenue growth. In addition, provisions for litigation settlements and related costs increased over provisions made in 1995, and accordingly, decreased U.S. Consumer and Industrial operating profit by $411,000 and $98,000, respectively.

MINORITY INTEREST
-----------------

     Minority interest represents 20.2% of the net income of the consolidated subsidiary, Grupo Dixon, S.A. de C.V., from February 1997 and 49.9% prior thereto ($704,940 and $808,536 in fiscal 1998 and 1997, respectively), equivalent to the extent of the investment of the minority shareholders. As described in Note 8 to Consolidated Financial Statements, this minority interest was created by an initial public offering in 1994. The Company repurchased approximately 30% of its subsidiaries shares in February 1997.

EFFECT  OF  CERTAIN  NEW  ACCOUNTING  PRONOUNCEMENTS
----------------------------------------------------

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 "Reporting Comprehensive Income" which is effective for the Company in fiscal 1999. This statement requires the reporting of net income and all other charges to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. The Company estimates that currently the only components of comprehensive income that bypasses the statement of operations are certain foreign currency translation adjustments and the tax benefit on the exercise of stock options that presently are being reported in the Consolidated Statement of Shareholders' Equity.
     Also, in 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information" which is effective for the Company in fiscal 1999. This statement revises current guidelines and requires financial information to be reported on the basis that it is used internally for evaluating segment performance and resource allocation. Total assets, segment profit (loss) and other key items are required to be reported as this data would be reported in internal financial statements. The Company does not expect this new statement to significantly affect how it presently defines or reports its business segment data.
     In 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company in fiscal 2000. This statement requires all derivative instruments to be recognized in the balance sheet as either assets or liabilities at fair value. The Company currently uses cash flow hedges to convert variable rate debt to fixed rate debt, but does not expect the prescribed accounting for these instruments to materially affect its financial position or results of operations when adopted.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flows in 1998 reflected $5.7 million used in operating activities, principally in its expanding Mexico operations. Although income from operations (exclusive of foreign currency losses) improved by approximately $1.3 million, accounts receivable grew $4.1 million and inventories increased $4.7 million (substantially in Mexico, reflecting the effects of increased domestic market share and the growth of the acquired Vinci product lines). Moreover, certain large assumed liabilities of Vinci (included in accounts payable and accrued liabilities) were retired shortly after the acquisition. U.S. Consumer inventories and accounts receivable also grew somewhat, in proportion to the increase in 1998 sales. Industrial Group inventories also increased approximately $1.4 million, reflecting the effect of the slowdown in the automotive industry late in fiscal 1998 and the start-up of the operation in Hermosillo, Mexico. As is the case historically, cyclical short-term borrowings (see below) financed peak mid-year increases in accounts receivable and inventories.
     The Company's investing activities included approximately $1.4 million in purchases of property and equipment in 1998. This is a lower level of purchases as compared with prior years, due to better capital budgeting and the continued use of leasing as an alternative to acquiring equipment. In 1998 and 1997, the Company financed approximately $3 million of strategic manufacturing equipment under long-term operating lease arrangements. (See Note 12 to Consolidated Financial Statements). Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements. In addition, in 1998, the Company's Mexican subsidiary acquired the stock of Vinci de Mexico, S.A. de C.V., for approximately $3.3 million, net of cash acquired.
     The Company's primary financing arrangements are with a consortium of lenders and the underlying loan and security agreement, as amended, provides for a total of $53 million in financing. This includes a revolving line of credit facility in the amount of $45 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the original amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001. The Company previously executed certain interest rate "swap" agreements, which effectively fix the rate of interest on approximately $9.4 million of this debt at 8.75% to 8.87%.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions, as amended. At September 30, 1998, the Company had approximately $22 million of unused lines of credit available under this new financing arrangement.
     In 1996, the Company also completed the private placement of $16.5 million of 12% Senior Subordinated Notes, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of Senior Subordinated Notes due 1999, and to reduce short-term borrowings, thus providing additional working capital. This transaction also reduced the Company's annual debt service obligations through 1999. In 1998, the Company canceled a reverse interest rate "swap" agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, being recognized over the remaining original term of the notes. In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios, with which the Company is presently in compliance.
     The Company entered into the aforementioned interest rate "swap" agreements to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The "swaps" are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.
     The Company's repurchase of its Mexican subsidiary's stock in February 1997 (see Note 8 to Consolidated Financial Statements) was financed through the aforementioned revolving line of credit facility. The Company's acquisition of Vinci (see Note 10 to Consolidated Financial Statements) was financed initially through its Mexican subsidiary's on-hand cash and cash equivalents. The additional working capital needs in Mexico were financed through its U.S. parent and local bank lines of credit.
     Refer to Notes 3 and 4 to Consolidated Financial Statements for further description of the aforementioned financing arrangements.

     The existing sources of financing and cash expected to be generated from future operations and/or assets sales will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of its obligations.

YEAR 2000 READINESS DISCLOSURE
------------------------------

      The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations while interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as "computer related" (referred to as 'non-IT') may contain embedded hardware or software that may have a time element dependency.
      The Company began work on the Year 2000 (Y2K) compliance issue in 1998. The scope of the project includes addressing the compliance of all applications, operating systems, and hardware on mid-range, personal computer and local area network platforms; addressing issues related to non-IT embedded hardware and software; and addressing the compliance of business partners.
      The project has five phases: assessment of systems and equipment affected by the Y2K issue; definition of strategies to address affected systems and equipment; remediation of systems; testing of systems; and certification of systems. To certify that all systems are Y2K compliant, each system will be tested using a standard testing methodology which includes millenium testing, millenium leap year testing and cross-over year testing. Testing will be performed on each system as remediation is completed.
      The target for completion of all phases is the second calendar quarter of 1999. The Company has completed the assessment and strategy phases for its U.S. and Canadian operations. Its Mexican operation will be brought into compliance by a complete system replacement.
      The majority of the Company's non-IT related systems and equipment are currently Y2K compliant. This statement is based primarily upon communication with the vendors as well as physical inspection and assessment of equipment and related controlling software. Written documentation is underway and is scheduled to be complete in the first quarter of calendar 1999.
      With respect to key business suppliers, the assessment and strategy phases are underway with approximately 30% of the vendors certifying compliance. In addition, critical suppliers are being identified and additional steps will be undertaken to insure non-interruption of services before during and after January 1, 2000. Contingency planning is in the initial stages and will be completed in the second calendar quarter of 1999. Electronic data interchange will be tested and certified in the first calendar quarter of 1999.
      The Company is also dependent upon its customers for sales and cash flow. Y2K interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence. We are taking steps to monitor the status of our customers as a means of determining risks and alternatives.
      The Company utilizes an IBM AS/400 system along with J. D. Edwards software for its core business applications. These systems will be upgraded to Y2K compliant versions by the end of the first calendar quarter of 1999. Manufacturing software systems that are non-compliant, will be replaced by the J.D. Edwards system in the second calendar quarter of 1999.
      Since the inception of the project, the Company has incurred approximately $50,000 in costs directly related to Y2K compliance. These costs were outside the normal and previously planned upgrades of systems. Based on assessments of equipment and systems, the company expects additional Y2K expense to be less than $75,000, which will not have a material affect on the Company's operations or financial condition. In addition, there will be no adverse impact due to postponement of other projects because of resource constraints caused by the Y2K project.
      The Company presently believes that its business-critical computer systems which are not presently Y2K compliant will have been replaced, upgraded or modified in the normal replacement cycle prior to the end of the second calendar quarter of 1999. Based on the progress the Company has made in addressing its Y2K issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with Y2K compliance at this time.

FORWARD-LOOKING STATEMENTS
--------------------------

     Any "forward-looking statements" contained in this Annual Report on Form 10-K involve known and unknown risks (including, but not limited to certain foreign currency risk), uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements.

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
---------------------------------------------------------


                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                       PAGE

Report of Independent Accountants                                        18

Consolidated Balance Sheets as of
  September 30, 1998 and 1997                                         19-20

Consolidated Statements of Operations For the Years
  Ended September 30, 1998, 1997 and 1996                                21

Consolidated Statements of Shareholders' Equity
  For the Years Ended September 30, 1998, 1997 and 1996                  22

Consolidated Statements of Cash Flows For the Years
  Ended September 30, 1998, 1997 and 1996                             23-24

Notes to Consolidated Financial Statements                            25-38

Schedule For the Years Ended
  September 30, 1998, 1997, and 1996:

        II. Valuation and Qualifying Accounts                            39

     Information required by other schedules called for under Regulation

     S-X  is either not applicable or is included in the Consolidated
     Financial Statements or Notes thereto.

Consent of Independent Accountants                                       40

                       REPORT OF INDEPENDENT ACCOUNTANTS


November 25, 1998


Shareholders and Board of Directors of
Dixon Ticonderoga Company


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of opertions and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Dixon Ticonderoga Company and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                  PricewaterhouseCoopers LLP




Orlando, Florida

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997

                                                    1998             1997
                                                    ----             ----
         ASSETS:
          -------

CURRENT ASSETS:

   Cash and cash equivalents                     $ 2,853,281      $ 5,607,587
   Receivables, less allowance for

      doubtful accounts of $1,369,815
      in 1998 and $1,004,537 in 1997              31,810,617       25,969,659
   Inventories                                    37,445,502       31,580,175
   Other current assets                            1,630,381        3,225,881
                                                 -----------      -----------
   Total current assets                           73,739,781       66,383,302
                                                 -----------      -----------
PROPERTY, PLANT AND EQUIPMENT:

   Land and buildings                             14,847,930       16,955,803
   Machinery and equipment                        21,182,762       17,130,035
   Furniture and fixtures                          1,213,662          944,267
                                                 -----------      -----------
                                                  37,244,354       35,030,105
   Less accumulated depreciation                 (20,975,708)     (19,542,880)
                                                 -----------      -----------
                                                  16,268,646       15,487,225
                                                 -----------      -----------
OTHER ASSETS                                       2,621,460        2,290,712
                                                 -----------      -----------
                                                 $92,629,887      $84,161,239
                                                 ===========      ===========

    LIABILITIES AND
 SHAREHOLDERS' EQUITY:                             1998         1997
----------------------                             ----         ----

CURRENT LIABILITIES:

     Notes payable                              $26,031,951  $16,058,080
     Current maturities of long-term debt         1,879,775    1,745,080
     Accounts payable                             7,765,451    7,077,955
     Accrued liabilities                          8,482,278   12,712,385
                                                -----------  -----------
         Total current liabilities               44,159,455   37,593,500
                                                -----------  -----------
LONG-TERM DEBT                                   21,927,289   23,555,618
                                                -----------  -----------
DEFERRED INCOME TAXES AND OTHER                     776,100    1,142,631
                                                -----------  -----------
MINORITY INTEREST                                 2,711,805    2,006,865
                                                -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized
   100,000 shares, none issued                       -            -
  Common stock, par $1, authorized
   8,000,000 shares, issued 3,654,558

   shares in 1998 and 3,591,681
   shares in 1997                                 3,654,558    3,591,681
  Capital in excess of par value                  3,327,755    2,770,668
  Retained earnings                              20,264,057   17,127,698
  Cumulative translation adjustment              (3,373,837)  (2,768,856)
                                                -----------  -----------
                                                 23,872,533   20,721,191
  Less treasury stock, at cost
   (222,841 shares in 1998 and 234,094
   shares in 1997)                                 (817,295)    (858,566)
                                                -----------  -----------
                                                 23,055,238   19,862,625
                                                -----------  -----------
                                                $92,629,887  $84,161,239
                                                ===========  ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                         1998           1997          1996
                                         ----           ----          ----

REVENUES                             $124,721,758   $115,054,806  $106,695,874
                                     ------------   ------------  ------------
COSTS AND EXPENSES
  Cost of goods sold                   76,296,877     72,916,837    70,343,837
  Selling and administrative expenses  38,349,867     31,252,037    27,955,760
  Provisions for litigation
      settlements and related costs        -             -           2,039,000
                                     ------------   ------------  ------------
                                      114,646,744    104,168,874   100,338,597
                                     ------------   ------------  ------------

OPERATING INCOME                       10,075,014     10,885,932     6,357,277

INTEREST EXPENSE                       (4,671,646)    (3,799,760)   (3,423,650)
                                     ------------   ------------  ------------
INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST                 5,403,368       7,086,172    2,933,627

INCOME TAXES                            1,562,069       2,676,458      845,044
                                     ------------   -------------  -----------
                                        3,841,299       4,409,714    2,088,583
MINORITY INTEREST                         704,940         808,536      920,522
                                     ------------   -------------  -----------

INCOME FROM CONTINUING OPERATIONS       3,136,359       3,601,178    1,168,061
                                     ------------   -------------  -----------
EXTRAORDINARY ITEM                         -              -           (282,303)
                                     ------------   -------------  -----------
NET INCOME                            $ 3,136,359   $   3,601,178  $   885,758
                                     ============   =============  ===========

EARNINGS (LOSS) PER
COMMON SHARE (BASIC):

     Continuing operations            $       .93   $        1.08  $       .36
     Extraordinary item                    -              -               (.09)
                                     ------------   -------------  -----------
     Net income                       $       .93     $      1.08  $       .27
                                     ============   =============  ===========

EARNINGS (LOSS) PER
COMMON SHARE (DILUTED):

     Continuing operations            $       .85   $        1.05  $       .36
     Extraordinary item                    -              -               (.09)
                                     ------------   -------------  -----------
     Net income                       $       .85   $        1.05  $       .27
                                     ============   =============  ===========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                       Common      Capital in                Cumulative
                                      Stock $1     Excess of     Retained    Translation    Treasury
                                      Par Value    Par Value     Earnings    Adjustment       Stock
                                      ---------    ---------     --------    ----------       -----


BALANCE, September 30, 1995          $ 3,448,466   $2,166,329  $12,640,762   $(2,087,354)  $ (935,780)
  Net Income                                                       885,758
  Cumulative translation adjustment                                             (581,677)
  Employee stock options exercised        88,745      295,368
  Employee Stock Purchase Plan
  (11,714 shares)                                      27,977                                  42,962
                                     -----------   ----------  ----------    -----------

BALANCE, September 30, 1996            3,537,211    2,489,674   13,526,520    (2,669,031)    (892,818)
  Net income                                                     3,601,178
  Cumulative translation adjustment                                              (99,825)
  Employee stock options exercised        54,470      260,669
  Employee Stock Purchase Plan
  (9,339 shares)                                       20,325                                   34,252
                                     -----------   ----------  ----------    -----------

BALANCE, September 30, 1997            3,591,681    2,770,668   17,127,698    (2,768,856)     (858,566)
  Net income                                                     3,136,359
  Cumulative translation adjustment                                             (604,981)
  Employee stock options exercised        62,877      529,013
  Employee Stock Purchase Plan
  (11,253 shares)                                      28,074                                   41,271
                                     -----------   ----------  ----------    -----------

BALANCE, September 30, 1998          $ 3,654,558   $3,327,755  $20,264,057   $(3,373,837)  $ (817 ,295)
                                     ===========   ==========  ===========   ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                         1998          1997          1996
                                         ----          ----          ----

Cash flows from operating activities:

Income from continuing
   operations                         $ 3,136,359   $ 3,601,178   $ 1,168,061
Loss from extraordinary item               -             -           (282,303)

Adjustments to reconcile net income
  to net cash provided by (used in)
   operating activities:

Depreciation and amortization           2,933,660     2,571,660     2,361,081
Deferred taxes                          1,448,626      (228,039)     (900,298)
Provision for doubtful accounts
   receivable                             105,126       248,576       977,965
Income attributable to
   minority interest                      704,940       808,536       920,522
(Income) loss attributable to foreign
   currency exchange                    1,798,357        80,829          (201)
Changes in assets [(increase)
   decrease] and liabilities
   [increase (decrease)]:

   Receivables, net                    (5,726,094)    (2,862,231)  (5,649,182)
   Inventories                         (5,326,301)      (207,379)     632,502
   Other current assets                   253,571       (374,881)     122,595
   Accounts payable and accrued
       liabilities                     (4,558,206)     3,703,760    3,176,740
   Other assets                          (437,785)      (655,730)    (530,503)
                                      -----------    -----------   ----------
Net cash provided by (used in)
       operating activities            (5,667,747)    6,686,279     1,019,014
                                      -----------    ----------    ----------

Cash flows from investing activities:
 Purchases of plant and equipment,net  (1,350,855)   (1,938,543)   (4,090,295)
 Proceeds on sale of assets             1,089,399         -              -
 Payment for purchase of Vinci
   de Mexico, S.A. de C.V., net
   of cash acquired                    (3,289,200)        -              -
                                      -----------    ----------    ----------

Net cash used in investing activities  (3,550,656)    (1,938,543)  (4,090,295)
                                      -----------    -----------   ----------

                                         1998           1997          1996
                                         ----           ----          ----

Cash flows from financing activities:

Principal additions to Senior
   Subordinated Notes                      -              -         16,500,000
Principal reductions of Senior
   Subordinated Notes                      -              -        (10,350,000)
Proceeds from additions to
   long-term debt                          -              -          2,725,000
Proceeds from additions to
   notes payable                        8,672,323      1,918,202        -
Principal reductions of
   long-term debt                      (1,672,606)    (1,433,695)   (1,222,847)
Purchase of subsidiary stock               -          (2,519,324)        -
Principal reductions of
   notes payable                           -              -         (3,718,522)
Other non-current liabilities              44,044        197,435        (1,949)
Employee Stock Purchase Plan               69,345         54,577        70,939
Exercise of stock options                 368,103        162,512       384,113
                                        ---------      ---------     ---------
Net cash provided by (used in)
   financing activities                 7,481,209     (1,620,293)    4,386,734
                                        ---------      ---------     ---------
Effect of exchange rate changes
   on cash                             (1,017,112)      (116,888)     (232,043)
                                        ---------      ---------     ---------
Net increase (decrease) in cash
   and cash equivalents                (2,754,306)     3,010,555     1,083,410

Cash and cash equivalents,
   beginning of year                    5,607,587      2,597,032     1,513,622
                                        ---------      ---------     ---------
Cash and cash equivalents,
   end of year                        $ 2,853,281    $ 5,607,587   $ 2,597,032
                                        =========      =========     =========
Supplemental Disclosures:
   Cash paid during the year for:
     Interest (net of amount
       capitalized in 1996)           $ 4,690,538    $ 4,127,005   $ 3,545,106
     Income taxes                         893,756      1,570,774       972,403

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      -------------------------------------------

Business:
--------

Dixon Ticonderoga Company is a diversified manufacturer and marketer of writing and art products as well as a producer of graphite, lubricant and refractory products. Its largest principal customers are school products distributors, mass merchandisers and industrial manufacturers, although none account for over 6% of revenues.

Estimates:
---------

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

Loss contingencies:
-------------------

The Company recognizes loss contingencies, including environmental liabilities, when they become probable and the related amounts can be reasonably estimated.

Principles of consolidation:
---------------------------

The consolidated financial statements include the accounts of Dixon Ticonderoga Company and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of the Company's Grupo Dixon, S.A. de C.V., subsidiary. In February 1997, the Company repurchased shares of this subsidiary on the open market, reducing the minority interest from 49.9% to 20.2%

Translation of foreign currencies:
---------------------------------

In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subsidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of shareholders' equity, except for Mexico. As of January 1, 1997 Mexico is considered a highly inflationary economy for purposes of applying this statement. Mexico translation gains and losses, therefore, affect results of operations after January 1, 1997. Gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. Foreign currency exchange losses included in operating income were approximately $(1,798,000) and $(81,000), for fiscal years 1998 and 1997, respectively.

Cash  and  cash  equivalents:
----------------------------

Cash and cash equivalents include investment instruments with a maturity of three months or less at time of purchase.

Inventories:
-----------

Inventories are stated at the lower of cost or market. Certain inventories amounting to $16,458,000 and $16,601,000, at September 30, 1998 and 1997,
respectively, are stated on the last-in, first-out (LIFO) method of determining inventory costs. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $816,000 and $803,000 higher at September 30, 1998 and 1997, respectively. All other inventories are accounted for using the FIFO method.

The financial accounting basis for the LIFO inventories exceeds the LIFO tax basis by approximately $1,375,000 and $1,280,000 at September 30, 1998 and 1997, respectively.

Inventories consist of (in thousands):

                                            September 30,
                                            -------------
                                     1998               1997
                                    -------            -------

Raw material                        $13,303            $11,760
Work in process                       4,651              4,400
Finished goods                       19,492             15,420
                                    -------            -------

                                    $37,446            $31,580
                                    =======            =======

Property,  plant  and  equipment:
--------------------------------

Property, plant and equipment are stated at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the respective assets. The range of estimated useful lives by class of property, plant and equipment are as follows:

     Buildings and improvements 10-25 years
     Machinery and equipment     5-15 years
     Furniture and fixtures       3-5 years

When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in income.

Income taxes:
------------

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

Reporting comprehensive income:
-------------------------------

In 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" which is effective for the Company in fiscal 1999. This statement requires the reporting of net income and all other changes to equity during the period, except those resulting from investments by owners and distributions to owners, in a separate statement that begins with net income or in the consolidated statement of operations below net income. The Company estimates that currently the only components of comprehensive income that bypasses the statement of operations are certain foreign currency translation adjustments and the tax benefit on the exercise of stock options that presently are being reported in the Consolidated Statement of Shareholders' Equity.

Reclassifications:
-----------------

Certain prior year amounts have been reclassified to conform with the current year classifications.

(2)   ACCRUED LIABILITIES:
      -------------------

The major components of accrued liabilities are as follows (in thousands):

                                      September 30,
                                      -------------
                                 1998               1997
                                -------            -------

     Salaries and wages         $ 2,244            $ 2,775
     Employee benefit plans         511                680
     Income taxes                 1,712              2,615
     Other                        4,015              6,642
                                -------            -------

                                $ 8,482            $12,712
                                =======            =======



(3)  NOTES PAYABLE:
     -------------

The Company's primary financing arrangements are with a consortium of lenders and the underlying loan and security agreement, as amended, provides for a total of up to $53 million in financing through July 1999. This includes a revolving line of credit facility in the amount of $45 million which bears interest at either the prime rate (8.5% at September 30, 1998), plus 0.5%, or the prevailing LIBOR rate (approximately 5.6% at September 30, 1998) plus 2.5%. Borrowings under the revolving credit facility ($23,043,000 as of September 30, 1998) are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. In addition, the financing agreement also includes a term loan in the original amount of $7.75 million (see
Note 4). The Company has executed an interest rate "swap" agreement which effectively fixes the rate of interest on approximately $5 million of the revolver debt at 8.87% through 2000. The carrying value of borrowings under the revolving credit facility is a reasonable estimate of fair value as interest rates are based on prevailing market rates.

These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. As of September 30, 1998, the Company is in compliance with all such provisions, as amended. At September 30, 1998, the Company had approximately $22 million of unused lines of credit available under the revolving credit facility. A fee of 0.25% is paid on the unused portion of this facility.

In addition, the Company's Mexican subsidiary has bank lines of credit totaling approximately $7 million, under which $2.9 million of unsecured notes payable were outstanding as of September 30, 1998. The notes bear interest (approximately 8.4% at September 30, 1998) based upon either a floating U.S. bank rate or the rate of certain Mexican government securities.

The weighted average interest rate of the Company's outstanding notes payable (including foreign borrowings) was 10.0%, 9.0%, and 8.6% as of September 30, 1998, 1997 and 1996, respectively.

(4)  LONG-TERM DEBT:
     --------------

Long-term debt consists of the following (in thousands):

                                            September 30,
                                            -------------
                                      1998                1997
                                    --------            --------

     12% Senior Subordinated Notes  $ 16,500            $ 16,500
     Bank term loan                    4,444               6,000
     Building mortgage                 2,513               2,619
     Other                               350                 182
                                    --------            --------
                                      23,807              25,301
     Less-current maturities          (1,880)             (1,745)
                                    --------            --------

                                    $ 21,927            $ 23,556
                                    ========            ========


In 1996, the Company completed the private placement of $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. The net proceeds were used to retire early the remaining $7 million of the Company's prior issue of 10.59% Senior Subordinated Notes due 1999, to reduce short-term borrowings and to provide additional working capital. This transaction also reduced the Company's annual debt service obligations through 1999. In 1998, the Company canceled a reverse interest rate "swap" agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, which is being recognized over the remaining original term of the notes. In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. No value was assigned to the warrants, which expire in 2003, based on a fair market value determination at the date of issuance. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. As of September 30, 1998, the Company is in compliance with all such provisions.

In connection with the early retirement of the 10.59 % Senior Subordinated Notes in 1996, the Company incurred a loss on early extinguishment of debt of $448,303 ($282,303, after tax), presented as an extraordinary item in the accompanying consolidated financial statements.

The loan and security agreement with the Company's primary lenders (see Note 3) also includes a term loan in the original amount of $7.75 million. Interest on the term loan is payable monthly at either the bank's prime rate (8.5% at September 30, 1998) plus 0.5% or the prevailing LIBOR rate (approximately 5.6% at September 30, 1998) plus 2.5 %. In 1995, the Company executed an interest rate "swap" agreement which effectively fixes the term loan rate at 8.75% through its maturity. The term loan is payable in varying monthly installments through May 2001.

In addition, in 1996 the Company entered into a mortgage agreement with respect to its corporate headquarters building in Heathrow, Florida. The mortgage (in the original amount of $2.73 million) is for a period of 15 years and bears interest at 8.1%.

Carrying values of the Senior Subordinated Notes, the bank term loan and the building mortgage are reasonable estimates of fair value as interest rates are based on prevailing market rates. The aggregate fair value of the Company's two remaining interest rate "swap" agreements (discussed in Note 3 and above) is an unrecognized loss of approximately $234,000, representing the net cost to cancel the underlying agreements as of September 30, 1998.

In 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company in fiscal 2000. This statement requires all derivative instruments to be recognized in the balance sheet as either assets or liabilities at fair value. The Company currently uses cash flow hedges to convert variable rate debt to fixed rate debt, but does not expect the prescribed accounting for these instruments to materially affect its financial position or results of operations when adopted.

Aggregate maturities of long-term debt are as follows (in thousands):

                                       1998             $   1,880
                                       1999                 1,885
                                       2000                 6,825
                                       2001                 5,699
                                       2002                 5,526
                                       Thereafter           1,992
                                                          -------
                                                          $23,807
                                                          =======


(5)  INCOME TAXES:
     ------------

The components of net deferred tax asset (liability) recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                            1998          1997
                                            ----          ----

U.S. current deferred tax assets
  (included in other current assets)      $     555    $   1,818
Foreign current deferred tax liability
  (included in accrued liabilities)          (1,091)        (535)
U.S. and foreign, noncurrent deferred
  tax liability (included in deferred
  income taxes and other)                      (525)        (913)
                                          ---------    ---------

  Net deferred tax asset (liability)      $  (1,061)  $      370
                                          =========   ==========

Deferred tax assets:
  Vacation pay                            $     266   $     238
  Accrued pension                               368         269
  Accrued legal                                  -          979
  Accrued environmental costs                    90         137
  Accounts receivable                            (8)          8
  Other                                          53         115
  Foreign net operating loss carryforward       507         501
  Valuation allowance                          (507)       (501)
                                          ---------   ---------
  Total deferred tax asset                      769       1,746
                                          ---------   ---------
Deferred tax liabilities:
  Inventories                               (1,094)        (423)
  Depreciation                                (198)        (327)
  Property, plant and equipment               (538)        (626)
                                          --------    ---------
   Total deferred tax liability             (1,830)      (1,376)
                                          --------    ---------
Net deferred tax asset (liability)        $ (1,061)   $     370
                                          ========    =========



  It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. Certain undistributed earnings of foreign subsidiaries that are essentially permanent in duration and not expected to reverse in the foreseeable future approximate $15,170,000 as of September 30, 1998. The determination of the unrecognized deferred tax liability for such temporary differences is not practicable.

The provision for income taxes from continuing operations is comprised of the following (in thousands):

                              1998        1997        1996
                              ----        ----        ----
     Current:
         U.S. Federal       $ (656)    $   773     $   910
         State                  41          85          13
         Foreign               728       2,046         822
                            ------     -------     -------
                               113       2,904       1,745
                            ------     -------     -------
     Deferred:
         U.S. Federal          916         (51)       (740)
         Foreign               533        (177)       (160)
                            ------     -------     -------
                             1,449        (228)       (900)
                            ------     -------     -------
                           $ 1,562       2,676     $   845
                            ======     =======     =======


Foreign deferred tax provision (benefit) is comprised principally of temporary differences related to Mexico asset purchases. U.S. deferred provision in 1998 results primarily from legal expenses deducted on the books in prior years that are deductible for tax purposes in the current year. The U.S. deferred (benefit) in 1997 and 1996 results primarily from expenses accrued but not yet deductible for taxes.

The Company has net operating loss carryforwards for its United Kingdom subsidiary of approximately $2 million without an expiration date.

The differences between the provision for income taxes on continuing operations computed at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements are as follows (in thousands):

                                          1998        1997        1996
                                          ----        ----        ----

Amount computed using statutory rate   $ 1,837     $ 2,409     $   997

Foreign income                            (557)         38        (327)

State taxes, net of federal benefit         27          56           9

Permanent differences                      239         138         126

Others                                      16          35          40
                                        ------     -------     -------

Provision for income taxes             $ 1,562     $ 2,676     $   845
                                       =======     =======     =======

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

(6)   EMPLOYEE  BENEFIT  PLANS:
      ------------------------

The Company maintains several defined benefit pension plans covering substantially all union employees. The benefits are based upon fixed dollar amounts per years of service. The assets of the various plans ( principally corporate stocks and bonds, insurance contracts and cash equivalents ) are managed by independent trustees. The policy of the Company and its subsidiaries is to fund the minimum annual contributions required by applicable regulations.

The following table sets forth the plans' funded status (accumulated benefits exceed assets in all plans) at September 30, 1998 and 1997 (in thousands):

                                                  September 30,
                                                  -------------
                                                  1998      1997
                                                  ----      ----

     Actuarial present value of:

     Accumulated benefit obligation             $(4,123)   $(3,428)
                                                =======    =======

     Projected benefit obligation               $(4,123)   $(3,428)

     Plan assets at market value                  2,692      2,243
                                                -------    -------
     Projected benefit obligation in excess
       of plan assets                            (1,431)    (1,185)

     Unrecognized net gain from past
       experience different from assumptions        830        571

     Unrecognized net obligation being
       recognized over periods from
       10 to 16 years                               830        683
                                                -------    -------
     Prepaid pension expense                    $   229    $    69
                                                =======    =======



     Net periodic pension costs include the following components (in thousands):

                                                      1998       1997        1996
                                                      ----       ----        ----

     Service costs - benefits earned during period   $ 126      $ 126       $ 124
     Interest cost on projected benefit obligation     217        220         222
     Actual return on plan assets                     (269)       (58)       (167)
     Net amortization and deferral                     190         30         155
                                                     -----      -----       -----
     Net periodic pension cost                       $ 264      $ 318       $ 334
                                                     =====      =====       =====


In determining the projected benefit obligation, the assumed discount rates ranged from 4.25 % to 6.0 % for 1998 and 4.5% to 7.5% for 1997 and 1996. The
expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5 % to 8.5 % in all years presented above. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

The Company also maintains a defined-contribution plan (401k) for all non-union domestic employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4%, as specified in the plan. Charges to operations for these plans for the years ended September 30, 1998, 1997, and 1996 were $875,000, $ 617,000 and $
586,000, respectively.

(7)  SHAREHOLDERS' EQUITY:
     --------------------

The Company provides an Employee Stock Purchase Plan under which shares of its common stock can be issued to eligible employees. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10 % of their compensation at the lower of 85 % of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 1998, 1997, and 1996, 11,253, 9,339, and 11,714
shares, respectively, were issued under this plan. At September 30, 1998, there are 99,097 shares available for future purchases under the plan.

In addition, the Company has granted options to key employees, under the 1988 Dixon Ticonderoga Company Executive Stock Plan to purchase shares of its common stock at the market price on the date of grant. Under the 1988 Plan (as amended) options vest 25 % after one year; 25 % after two years; and 50 % after three years, and remain exercisable for a period of five years from the date of vesting. All options expire three months after termination of employment. At September 30, 1998, there were 465,437 options outstanding and 105,802 in shares available for future grants under the Plans. The following table summarizes the combined stock options activity for 1998, 1997 and 1996:

                        1998                1997                 1996
                        ----                ----                 ----

                    Number of Option   Number of Option     Number of Option
                      Shares   Price    Shares    Price       Shares   Price
                      ------   -----    ------    -----       ------   -----
Options outstanding                                           74,026 $  4.20
beginning of year                       36,817     4.75       52,333    4.75
                                                               1,500    5.13
                      18,935    7.75    42,375     7.75       42,375    7.75
                       2,000    6.13     2,000     6.13        2,000    6.13
                      72,750    8.63    97,000     8.63       99,000    8.63
                      72,750    6.75    92,000     6.75
                      15,750    7.13    17,000     7.13
                     351,000    8.88

Options exercised                                           (74,026)    4.20
                                       (36,720)    4.75     (14,069)    4.75
                     (9,500)    6.75    (2,625)    6.75
                       (500)    7.13    (1,250)    7.13
                    (18,623)    7.75    (6,375)    7.75
                    (28,000)    8.63    (7,500)    8.63
                     (2,000)    6.13
                     (4,250)    8.88
Options granted                                             94,000    6.75
                                                            17,000    7.13
                                       351,000     8.88
                     10,000    14.13
                     18,500    12.88
Options expired                            (97)    4.75     (1,447)   4.75
or canceled                                                 (1,500)   5.13
                                       (17,065)    7.75
                       (500)    8.63   (16,750)    8.63     (2,000)   8.63
                     (3,125)    6.75   (16,625)    6.75     (2,000)   6.75
                    (29,750)    8.88
                   --------            -------             -------
                    465,437            533,185             287,192
                   ========            =======             =======

The Company has adopted the disclosure-only provisions of FASB 123 and applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock option plans. Accordingly, there is no compensation expense recognized for its stock option plans.

Pro forma net income and earnings per share would have been as follows if the fair market estimates were used to record compensation expense:

                                        1998         1997        1996
                                        ----         ----        ----

Net income                           $2,990,726   $3,503,790   $ 866,587
                                     ==========   ==========   =========
Earnings per share:
    Basic                            $      .88   $     1.05   $     .27
                                     ==========   ==========   =========
    Diluted                          $      .81   $     1.02   $     .27
                                     ==========   ==========   =========




These pro forma amounts were estimated using the Black-Scholes valuation model assuming no dividends, expected volatility of 33 %, risk-free interest rate of
6.5 %, and expected lives of approximately six years. The weighted average fair value estimates of options granted during 1998, 1997 and 1996 was $4.45, $2.98 and $1.86, respectively. The weighted average remaining lives are 6.5, 5.75 and
2.5 for options granted in 1998, 1997 and 1996, respectively.

In 1995, the Company declared a dividend distribution of one Preferred Stock Purchase Right on each share of Company common stock. Each Right will entitle the holder to buy one-thousandth of a share of a new series of preferred stock at a price of $30.00 per share. The Rights will be exercisable only if a person or group ( other than the Company's chairman, Gino N. Pala, and his family members ) acquires 20 % or more of the outstanding shares of common stock of the Company or announces a tender offer following which it would hold 30 % or more of such outstanding common stock. The Rights entitle the holders other than the acquiring person to purchase Company common stock having a market value of two times the exercise prices of the Right. If, following the acquisition by a person or group of 20 % or more of the Company's outstanding shares of common stock, the Company were acquired in a merger or other business combination, each Right would be exercisable for that number of the acquiring company's shares of common stock having a market value of two times the exercise prices of the Right.

The Company may redeem the Rights at one cent per Right at any time until ten days following the occurrence of an event that causes the Rights to become exercisable for common stock. The Rights expire ten years from the date of distribution.

(8)  SUBSIDIARY  STOCK  REPURCHASE:
     ------------------------------

In February 1997, the Company repurchased 9,900,000 shares (or approximately 30%) of its subsidiary, Grupo Dixon, S.A. de C.V., from a consortium of Mexican financial institutions. The shares, which were repurchased for approximately $2.5 million (or 25 cents per share), were originally issued in 1994, when the Company sold 16,627,760 shares of the subsidiary in an initial public offering on the Mexico Intermediate Market at a price of approximately 40 cents per share (U.S. equivalency). The Company applied the purchase method of accounting to record this repurchase of subsidiary stock.


(9)   EARNINGS  PER  COMMON  SHARE:
      ----------------------------

Basic earnings per common share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares [consisting of stock options (Note
7) and stock warrants (Note 4)].


Average common shares used in the calculation of earnings per share are as follows:

          Year          Basic         Diluted
          ----          -----         -------
          1998      3,387,202       3,708,026
          1997      3,323,261       3,433,801
          1996      3,233,684       3,247,187


(10)  ACQUISITION
      -----------

In December 1997, the Company's Mexican subsidiary acquired all of the capital stock of Vinci de Mexico, S.A. de C.V., ("Vinci"), and certain assets of a related entity for a final total purchase price of approximately 28.3 million pesos (approximately $3.5 million) in cash. Vinci is a well-known manufacturer of tempera and oil paints, chalk and modeling clay in Mexico. The company also manufactured plastic products (such as rulers and geometric sets), water colors and crayons. The acquisition was accounted for under the purchase method of accounting and, accordingly, the accompanying Consolidated Balance Sheet includes the fair value of Vinci's specific assets and liabilities, including goodwill approximating $320,000. Goodwill is being amortized over the estimated period of benefit of 20 years. The results of Vinci's operations have been included in the consolidated results of operations since the date of acquisition.

The following shows pro forma, unaudited data that would have resulted had the acquisition been consummated as of October 1, 1996:

                      (in thousands, except per share data)
                           Three Months Ended                  Year Ended
                              September 30                    September 30
                              ------------                    ------------
                          1998            1997            1998            1997
                          ----            ----            ----            ----
Revenues               $37,568         $37,968        $125,654        $122,586
Net Income                 696           1,145           3,189           2,607

Earnings
   Basic                   .20             .34             .94             .78
   Diluted                 .19             .31             .86             .76

(11)  LINE   OF   BUSINESS  REPORTING:
      -------------------------------

The Company has two principal business segments -- its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of September 30, 1998, 1997 and 1996, and for the years then ended (in thousands).

                               Consumer  Industrial   Total
                                 Group     Group     Company
                                 -----     -----     -------
Net revenues:

1998                           $ 99,874  $ 24,848   $124,722
1997                           $ 89,416  $ 25,639   $115,055
1996                           $ 81,756  $ 24,940   $106,696

Operating profit:

1998                           $ 10,279  $  2,859   $ 13,138
1997                           $  9,908  $  3,243   $ 13,151
1996                           $  4,622  $  3,128   $  7,750

Certain corporate expenses have been allocated based upon respective segment sales, including provisions for litigation settlements and related costs of $2,039 in 1996. Interest expense was $4,672, $3,800 and $3,424, general corporate expenses were $3,063, $2,265 and $1,393 in 1998, 1997 and 1996, respectively, resulting in income from continuing operations before income taxes of $5,403, $7,086 and $2,934 in 1998, 1997 and 1996, respectively.

                               Consumer  Industrial   Total
                                 Group      Group    Company
                                 -----      -----    -------
Identifiable assets:

1998                           $71,152   $15,622     $ 86,774
1997                           $64,224   $14,164     $ 78,388
1996                           $59,115   $13,417     $ 72,532

Corporate assets were $5,856, $5,773 and $5,316, at September 30, 1998, 1997 and 1996, respectively.

                               Consumer    Industrial    Total
                                 Group       Group      Company
                                 -----       -----      -------
Depreciation and amortization:

1998                           $   1,722   $   532     $  2,254
1997                               1,306       500        1,806
1996                               1,296       441        1,737

Expenditures for plant and
equipment:

1998                           $    853    $   502     $  1,355
1997                                773        914        1,687
1996                              1,250        585        1,835

Corporate depreciation and amortization were $680, $766 and $624, for the years ended September 30, 1998, 1997 and 1996, respectively. Corporate expenditures for equipment were $148, $371 and $2,418, in 1998, 1997 and 1996, respectively.


  Foreign operations:

                                    Operating     Identifiable
                     Revenues     Profit (Loss)      Assets
                     --------     -------------      ------
1998
  Canada            $   8,537       $    892       $  6,712
  Mexico               20,925          4,455         17,803
  United Kingdom        1,056            ( 4)           789

1997
  Canada            $  10,041       $  1,038       $  7,305
  Mexico               13,714          4,339         13,140
  United Kingdom        1,092              9            667

1996
  Canada            $   8,715       $    670       $  6,277
  Mexico                9,544          1,946          8,906
  United Kingdom          873            (45)           635


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

(12) COMMITMENTS AND CONTINGENCIES:
     -----------------------------

Under an agreement with Warner Bros. Consumer Products, the Company manufactures and markets in the U.S. and Canada a complete line of products featuring the famous Looney TunesR characters. Under the terms of the agreement, the Company is obligated to pay a total of $1 million through 1999, for the right to market and sell all types of pencils, pens, crayons, chalks, markers, paints, art kits and related items. Through fiscal 1998, the Company has paid $626,000 as earned by Warner Bros.

The Company has entered into employment agreements with two executives which provide for the continuation of salary (currently aggregating $32,800 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter.

The Company leases certain manufacturing equipment under a five-year noncancelable operating lease arrangement. The rental expense under this lease was $417,000 in 1998 and $322,000 in 1997. Annual future minimum rental payments are approximately $417,000 per year through 2001 and $104,000 in 2002.

In 1996, the Company's New Castle Refractories Division entered into an agreement to perpetually license certain silicon carbide refractory brick technology from Carborundum Corporation. Under the terms of the perpetual license agreement, the Company is obligated to pay a fixed sum of $450,000 with payments made through 2001 or earlier, if certain stipulated sales levels are reached. The Company also executed related agreements to, at its option, purchase manufactured product or specific equipment from Carborundum Corporation, and which require Carborundum Corporation to reimburse the Company for up to $225,000 for product development.

The Company, in the normal course of business, is party in certain litigation. In 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. All subsequent appeals were denied and the Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorney). As a result of the judgment, a final provision of approximately $2 million ($1.44 million, net of tax or 45 cents per share) was recorded in 1996. In 1998, the

Company paid $3.6 million to satisfy this claim in full, including all accrued interest. No anticipated recoveries from insurance carriers or other third parties have been recognized.

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

The Company assesses the extent of environmental matters on an ongoing basis.
In the opinion of management (after taking into account accruals of approximately $300,000 as of September 30, 1998), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

(13)  SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (In Thousands,
      ---------------------------------------------------------------------
      Except Per Share Data):
      ----------------------

     1998:                      First    Second     Third    Fourth
     -----                      -----    ------     -----    ------

     Revenues                 $ 23,797  $ 24,853  $ 38,503  $ 37,568
     Operating income            1,288     1,360     4,699     2,728
     Income before taxes and
       minority interest           497       264     3,406     1,236
     Minority interest             118       187       293       107
     Net income                    305       120     2,015       696

     Earnings per share:(a)
          Basic                    .09       .04       .60       .20
          Diluted                  .08       .03       .54       .19

     1997:                       First    Second     Third    Fourth
     ----                        -----    ------     -----    ------

     Revenues                 $ 22,308  $ 21,907  $ 36,364  $ 34,476
     Operating income            1,293     1,115     4,401     4,077
     Income before taxes
       and minority interest       493       220     3,364     3,009
     Minority interest            (153)     (146)     (206)     (304)
     Net income                    214        50     1,896     1,441
     Earnings per share:(a)
          Basic                    .07       .02       .57       .43
          Diluted                  .06       .01       .54       .39

(a) Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          FOR THE THREE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                Additions to
                      Balance at     Additions    (Deductions            Balance

                       Beginning      Charged        From)               at Close
    Description        of Period     to Income      Reserves            of Period
    -----------        ---------     ---------      --------            ---------

Allowance for Doubtful Accounts:
-------------------------------

Year Ended                                         $  616,205   (1)
  September 30, 1998   $1,004,537    $105,126      $ (356,053)  (2)     $1,369,815
                       ==========    ========      ===========          ==========

Year Ended
  September 30, 1997   $1,352,411    $248,576      $ (596,450)  (2)     $1,004,537
                       ==========    ========      ===========          ==========

Year Ended
  September 30, 1996   $  796,715    $977,965      $ (422,269)  (2)     $1,352,411
                       ==========    ========      ===========          ==========

(1) Additions to reserve of Mexican subsidiary from acquisition of Vinci de Mexico, SA. de C.V., and other adjustments.
(2) Write off of accounts considered to be uncollectible (net of recoveries).

                       CONSENT OF INDEPENDENT ACCOUNTANTS


Shareholders and Board of Directors of
Dixon Ticonderoga Company

  We consent to the incorporation by reference in the registration statements of Dixon Ticonderoga Company on Form S - 8 ( File Nos. 33-20054, 33-23380 and 333-22205 ) and on Form S _ 2 ( File No. 333-22119 )of our report, dated November 25, 1998, on our audits of the consolidated financial statements and financial statement schedule of Dixon Ticonderoga Company and subsidiaries as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, which report is included in this Annual Report on Form 10-K.





                                        PricewaterhouseCoopers LLP



Orlando, Florida
December 29, 1998

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
---------------------------------------------------------------------
          AND FINANCIAL  DISCLOSURES
          --------------------------
          None.
                                    PART III
                                    --------
ITEM 10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY
----------------------------------------------------------------

     Certain information required under this Item with respect to Directors and Executive Officers will be contained in the Company's 1998 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

     The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. All Executive Officers are subject to re-election or re-appointment by the Board of Directors at the first Directors' Meeting succeeding the next Annual Meeting of shareholders.

Name                         Age                             Title
----                         ---                             -----

Gino N. Pala                 70             Chairman of the Board since February
(Father-in-law of                           1989; President and Chief Executive
Richard F. Joyce)                           Officer since July 1985; prior thereto
                                            President and Co-chief Executive
                                            Officer since 1978.

Richard A. Asta              42             Executive Vice President of Finance and
                                            Chief Financial Officer since February
                                            1991; prior thereto Senior Vice
                                            President - Finance and Chief Financial
                                            Officer since March 1990.

Richard F. Joyce             43             Vice Chairman of the Board since
(Son-in-law of                              January 1990; President and Chief
Gino N. Pala)                               Operating Officer, Consumer Group,
                                            since March,1996; Executive Vice
                                            President and Chief Legal Executive
                                            since February 1991; prior thereto
                                            Corporate Counsel since July 1990.

Leonard D. Dahlberg, Jr.     47             Executive Vice President, Industrial
                                            Group, since March 1996; prior thereto
                                            Executive Vice President of
                                            Manufacturing/Consumer Products
                                            division since August 1995; prior
                                            thereto Senior Vice President of
                                            Manufacturing since February 1993;
                                            prior thereto vice President of
                                            Manufacturing since March 1990.

Laura Hemmings               47             Corporate Secretary since January 1986;
                                            prior thereto secretary to President
                                            and Chief Executive Officer since
                                            February 1982.

John Adornetto               57             Vice President and Corporate Controller
                                            since January 1991; prior thereto
                                            Corporate Controller since September
                                            1978.


ITEM 11.  EXECUTIVE  COMPENSATION
---------------------------------

     Information required under this Item will be contained in the Company's 1998 Proxy Statement which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
--------------------------------------------------
          OWNERS AND MANAGEMENT
          ---------------------

     Information required under this Item will be contained in the Company's 1998 Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information required under this Item will be contained in the Company's 1998 Proxy Statement which is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)    Documents filed as part of this report:
       --------------------------------------

       1.   Financial statements
            --------------------

       See index under Item 8. Financial Statements and Supplementary Data.

       2.   Exhibits
            --------

       The following exhibits are required to be filed as part of this Annual Report on Form 10-K:


       (2)a. Share Purchase Agreement by and among Dixon Ticonderoga de Mexico, S.A. de C.V., and by Grupo Ifam, S.A. de C.V., and Guillermo Almazan Cueto with respect to the capital stock of Vinci de Mexico, S.A. de C.V., (English translation).****

      (3)(i)       Restated Certificate of Incorporation**

      (3)(ii)      Amended and Restated Bylaws*

      (4)a.        Specimen Certificate of Company Common Stock**

      (4)b.        Amended and Restated Stock Option Plan***

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

      (10)g. Second Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada

      (21)         Subsidiaries of the Company*

      (27)         Financial Data Schedule*****

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

***Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

****Incorporated by reference to the Company's current report on Form 8-K dated December 12, 1997, filed in Washington D.C.

*****Filed electronically via EDGAR.

(b)    Reports on Form 8-K:
       -------------------
       None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIXON TICONDEROGA COMPANY

                                     /s/  Gino N. Pala
                                     ____________________________

                                     Gino N. Pala, President and
                                     Chief Executive Officer

      Pursuant to the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities indicated.

/s/  Gino N. Pala
--------------------------
Gino N. Pala                    Chairman of Board, President, Chief
                                Executive Officer and Director
                                Date:  December 19, 1998

/s/  Richard F. Joyce
--------------------------
Richard F. Joyce                Vice Chairman, Executive Vice President/
                                Corporate Counsel and Director
                                Date:  December 19, 1998

/s/  Richard A. Asta
_________________________
Richard A. Asta                 Executive Vice President of Finance and
                                Chief Financial Officer
                                Date:  December 19, 1998

/s/  Joseph R. Sadowski
-------------------------
Joseph R. Sadowski              Director
                                Date:  December 19, 1998

/s/  Philip M. Shasteen
-------------------------
Philip M. Shasteen              Director
                                Date:  December 19, 1998

/s/  Ben Berzin, Jr.
-------------------------
Ben Berzin, Jr.                 Director
                                Date:  December 19, 1998

/s/  John E. Romondo
-------------------------
John E. Romondo                 Director
                                Date:  December 19, 1998

/s/  Kent Kramer
-------------------------
Kent Kramer                     Director
                                Date:  December 19, 1998