Form 10-Q
period 1998-12-31
DIXON TICONDEROGA CO
filed 1999-02-16
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                    Judiciary Plaza, 450 Fifth Street, N.W.
                            Washington, D.C.  20549
                                   FORM 10-Q

      [ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED DECEMBER 31, 1998     COMMISSION FILE NO. O-2655

                                       OR

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                           DIXON TICONDEROGA COMPANY
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       23-0973760
--------------------------------                       -----------------
(State or other jurisdiction                             I.R.S. Employer
or incorporation or rganization)                       Identification No.

                 195 International Parkway, Heathrow, FL      32746
-------------------------------------------------------------------------
          (Address of principal executive offices)           Zip Code

Registrant's telephone number, including area code:  (407) 829-9000
                                                    -----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes  [ X ]                          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                          Outstanding as of December 31, 1998
-------------------------                -----------------------------------
Common Stock $1 par value                                 3,439,967

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                                     INDEX
                                     -----

                                                                    Page
                                                                    ----

PART  I.     FINANCIAL INFORMATION

Item 1.      Financial Information

             Consolidated Balance Sheets --
             December 31, 1998 and September 30, 1998                3-4

             Consolidated Statements of Operations --
             For The Three Months Ended December 31, 1998 and 1997    5

             Consolidated Statements of Comprehensive Income (Loss)
             For the Three Months Ended December 21, 1998 and 1997    6

             Consolidated Statements of Cash Flows --
             For The Three Months Ended December 31, 1998 and 1997   7-8

             Notes to Consolidated Financial Statements              9-10

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations          12-16

PART II.     OTHER INFORMATION

Item 5.      Other Information                                       17

Item 6.      Exhibits and Reports on Form 8-K                       17-18

             Signatures                                              19

                         PART I - FINANCIAL INFORMATION
Item 1.
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                          December 31,        September 30,
                                             1998                 1998
                                          -----------         -------------
CURRENT ASSETS:
    Cash and cash equivalents           $     444,938         $  2,853,281
    Receivables, less allowance for
     doubtful accounts of $1,331,268
     at December 31,1998 and $1,369,815
     at September 30, 1998                 22,431,900           31,810,617
    Inventories                            45,579,947           37,445,502
    Other current assets                    2,063,680            1,630,381
                                        -------------         ------------
        Total current assets               70,520,465           73,739,781
                                        -------------         ------------
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                     14,989,096           14,847,930
    Machinery and equipment                21,225,913           21,182,762
    Furniture and fixtures                  1,231,241            1,213,662
                                         ------------          -----------
                                           37,446,250           37,244,354

    Less accumulated depreciation         (21,529,408)         (20,975,708)
                                         ------------          -----------
                                           15,916,842           16,268,646
OTHER ASSETS                                2,698,046            2,621,460
                                         ------------          -----------
                                          $89,135,353          $92,629,887
                                         ============          ===========

                                            December 31,       September 30,
                                                1998               1998
                                            -----------        ------------
CURRENT LIABILITIES:
    Notes payable                           $25,190,802        $26,031,951
    Current maturities of long-term debt      1,871,102          1,879,775
    Accounts payable                          7,918,726          7,765,451
    Accrued liabilities                       7,013,913          8,482,278
                                            -----------        -----------

        Total current liabilities            41,994,543         44,159,455
                                            -----------        -----------

LONG-TERM DEBT                               21,446,891         21,927,289
                                            -----------        -----------

DEFERRED INCOME TAXES AND OTHER                 534,770            776,100


MINORITY INTEREST                             2,676,727          2,711,805
                                            -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, par $1, authorized
      100,000 shares, none issued                   ---                ---
    Common stock, par $1, authorized
      8,000,000 shares; issued 3,662,808
      shares at December 31, 1998 and
      3,654,558 at September 30, 1998         3,662,808          3,654,558
    Capital in excess of par value            3,386,005          3,327,755
    Retained earnings                        19,664,143         20,264,057
    Accumulated comprehensive income (loss)  (3,413,239)        (3,373,837)
                                           ------------       ------------

    Less - treasury stock, at cost
     (222,841 shares)                          (817,295)          (817,295)
                                           ------------       ------------

                                             22,482,422         23,055,238
                                           ------------       ------------

                                            $89,135,353        $92,629,887
                                           ============       ============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                 1998                1997
                                              ---------          ----------

REVENUES                                    $  22,807,169       $ 23,796,616
                                            -------------       ------------

COST AND EXPENSES:

  Cost of goods sold                           14,899,619         15,318,844

  Selling and administrative expenses           7,797,673          7,189,793
                                            -------------       ------------

                                               22,697,292         22,508,637
                                            -------------       ------------

OPERATING INCOME                                  109,877          1,287,979

INTEREST EXPENSE                                1,109,072            790,762
                                            -------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST                                (999,195)           497,217

INCOME TAXES (BENEFIT)                           (364,200)            73,822
                                            -------------       ------------
                                                 (634,995)           423,395

MINORITY INTEREST                                 (35,078)           118,082
                                            -------------       ------------
NET INCOME (LOSS)                             $  (599,917)        $  305,313
                                            =============       ============

EARNINGS (LOSS) PER COMMON SHARE:
    BASIC                                     $      (.17)        $      .09
                                            =============       ============
    DILUTED                                   $      (.17)        $      .08
                                            =============       ============


WEIGHTED AVERAGE SHARES
    OUTSTANDING:
    BASIC                                        3,431,797          3,366,324
                                            ==============       ============
    DILUTED                                      3,539,740          3,738,206
                                            ==============       ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.


                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)




                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                       1998           1997
                                                     --------       --------
NET INCOME (LOSS)                                   $ (599,917)     $ 305,313

OTHER COMPREHENSIVE INCOME (LOSS):

  Foreign currency translation of adjustments          (39,402)      (204,400)
                                                    ----------      ---------
COMPREHENSIVE INCOME (LOSS)                         $ (639,319)     $ 100,913
                                                    ==========      =========






              The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        1998           1997
                                                      --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                   $ (599,917)     $  305,313
Adjustment to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
       Depreciation and amortization                   634,803         658,914
       Deferred taxes                                 (151,651)        208,631
       Provision for doubtful accounts receivable       74,608          31,026
       (Income) loss attributable to foreign currency
          exchange                                     (84,557)        286,127
       Income (loss) attributable to minority interest (35,078)        118,082
       Changes in assets and liabilities:
          Receivables                                6,116,829       9,499,521
          Inventories                               (8,210,565)     (5,232,734)
          Other current assets                        (438,273)       (379,324)
          Accounts payable and accured liabilities  (1,419,699)     (2,923,696)
          Other assets                                (133,923)       (239,759)
                                                    ----------      ----------

Net cash provided by (used in) operations             (864,731)     (1,050,591)
                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of plant and equipment, net                 (210,045)       (458,031)
Purchase of Vinci de Mexico, S.A. de C.V.,
  net of cash acquired                                     ---      (3,289,200)
                                                    ----------      ----------
Net cash provided by (used in)
  investing activities                                (210,045)     (3,747,231)
                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from (principal
  reductions of) notes payable                        (927,916)      2,969,304
Principal reductions of long-term debt                (492,971)       (634,611)
Exercise of stock options                               66,500         109,682
Other non-current liabilities                         (116,322)            ---
                                                    ----------      ----------
Net cash provided by (used in)
  financing activities                              (1,470,709)      2,444,375
                                                    ----------      ----------

Effect of exchange rate changes on cash                137,142         134,906
                                                    ----------      ----------
Net decrease in cash and
    cash equivalents                                (2,408,343)     (2,218,541)

Cash and cash equivalents,
    beginning of period                              2,853,281       5,607,587
                                                    ----------      ----------

Cash and cash equivalents,
    end of period                                   $  444,938     $ 3,389,046
                                                    ==========     ===========

Supplemental Disclosures:
    Cash paid during the period:
      Interest                                      $  626,722     $   673,788
      Income taxes                                     226,490         247,817


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of December 31, 1998, and the results of their operations and cash flows for the three months ended December 31, 1998 and 1997, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain fiscal 1998 balances have been reclassified to conform to current year presentation.

2.   INVENTORIES:

Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 1998 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                 December 31,      September 30,
                                     1998               1998
                                     ----               ----

Raw materials                      $17,682             $13,303
Work in process                      5,193               4,651
Finished goods                      22,705              19,492
                                  --------            --------
                                   $45,580             $37,446
                                  ========            ========

3.   EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No.
131. "Disclosures About Segments of an Enterprise and Related Information" which is effective for the Company in fiscal 1999. This statement revises current guidelines and requires financial information to be reported on the basis that it is used internally for evaluating segment performance and resource allocation. Total assets, segment profit (loss) and other key items are required to be reported as this data would be reported in internal financial statements. The Company does not expect this new statement to significantly affect how it presently defines or reports its business segment data.

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

4.   TRANSLATION OF FOREIGN CURRENCIES:

Since January 1, 1997, Mexico was considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Translation gains and losses therefore impacted the results of operations. Foreign currency gains (losses) included in net income (loss) were approximately $85,000 and ($286,000) for the periods ended December 31, 1998 and 1997, respectively. Effective January 1, 1999, Mexico will be not considered a highly inflationary economy, and therefore the translation gains and losses will be presented as a separate component of shareholders' equity.


5.   ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements is primarily due to lower effective foreign tax rates, state income taxes and other permanent items.


6.   CONTINGENCIES:

The Company, in the normal course of business, is a party in certain litigation. In April 1997, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgement interest. All company appeals have been denied and in January 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorney).

The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

The Company assesses the extent of environmental matters on an ongoing basis.
In the opinion of management (after taking into account accruals of approximately $300,000 as of December 31, 1998), the resolution of these matters will not materially affect the Company's future results of operations or financial position.


7.   ACQUISITION:

In December 1997, the Company's Mexican subsidiary, acquired all of the capital stock of Vinci de Mexico, S.A. de C.V. ("Vinci"), and certain assets of a related entity for a final total purchase price of approximately 28.3 million pesos (approximately $3.5 million) in cash. Vinci is a well-known manufacturer of tempera and oil paints, chalk and modeling clay in Mexico. The company also manufactured plastic products (such as rulers and geometric sets), water colors and crayons. The acquisition was accounted for under the "purchase" method of accounting and the balance sheet herein includes the fair value of Vinci's specific assets and liabilities, including goodwill in an original amount approximating $425,000. Goodwill is amortized over the estimated period of benefit of 20 years. The results of Vinci's operations have been included in the consolidated results of operations since the date of acquisition.

The following shows pro forma, unaudited data for the three months ended December 31, 1997, as if the acquisition had been consummated as of October 1, 1997:

Revenues                                   $24,728,000
Net income                                     358,000
Earnings per share:
    Basic                                          .11
    Diluted                                        .10


8.   SUBSEQUENT EVENT:

On February 9, 1999, the Company executed a definitive agreement to sell the assets of its U.S. Graphite and Lubricants division to Asbury Carbons, Inc., a privately-held corporation based in Wilmington, Delaware, for $23.5 million, plus the assumption of certain trade liabilities. The closing of the transaction, which is subject to certain conditions, is scheduled for February 25, 1999. The Company's net cash proceeds from the sale will initially be used to pay down its debt to its primary consortium of lenders.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW DEVELOPMENTS AND BUSINESS STRATEGIES
----------------------------------------

On February 9, 1999, the Company executed a definitive agreement to sell the assets of its U.S. Graphite and Lubricants division to Asbury Carbons, Inc., a privately-held corporation based in Wilmington, Delaware, for $23.5 million, plus the assumption of certain trade liabilities. The closing of the transaction, which is subject to certain conditions, is scheduled for February 25, 1999. The Company's net cash proceeds from the sale will initially be used to pay down its debt to its primary consortium of lenders.

Company management expects the sale of these Industrial Group assets to significantly strengthen its financial position, thus allowing for expanded opportunities for growth of its Consumer Group, both internally and through possible acquisitions and joint ventures. Moreover, the Company's improved capitalization will make possible more aggressive restructuring of its remaining business operations to improve efficiency and reduce future operating costs to facilitate the aforementioned growth strategies.

Accordingly, the Company also announced in February 1999, its extensive Restructuring and Cost Reduction Program directed toward improving its overall financial performance in the near future. Key actions adopted include Consumer plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. In connection with this initiative, the Company expects to record a non-recurring pre-tax re-structuring charge of approximately $1.5 million in its second fiscal quarter ending March 31, 1999. When fully implemented, the annualized cost savings from these actions are expected to reach $1.5 to $2.0 million.


RESULTS OF OPERATIONS
---------------------

REVENUES for the quarter ended December 31, 1998, decreased $989,000 from the same quarter last year. The changes by segment are as follows:

                     Increase           % Increase (Decrease)
                    (Decrease)        ---------------------
                   (in thousands)    Total    Volume    Price/Mix
                    ------------     -----    ------    --------
U.S. Consumer          $(356)         (3)        1        (4)
Foreign Consumer        (277)         (6)        2        (8)
Industrial              (356)         (6)       (6)        --

U.S. Consumer revenue decreased primarily in the mass market segment. Foreign Consumer revenues decreased by $388,000 in Mexico and $159,000 in Canada due to the decline of their respective currencies when compared to the U.S. dollar. These decreases in price/mis were partially offset by higher volume. Industrial revenue decrease was primarily in the refractory industry.

While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is also managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

Revenues decreased $14,761,000 from the prior quarter as follows:

                     Increase           % Increase (Decrease)
                    (Decrease)           ---------------------
                   (in thousands)    Total    Volume    Price/Mix
                   -------------     -----    ------    ---------
U.S. Consumer         $(10,201)       (44)     (41)       (3)
Foreign Consumer        (4,146)       (50)     (49)       (1)
Industrial                (414)        (6)      (6)        --

U.S. and Foreign Consumer reflects the seasonality of demand for their products. Historically, this quarter represents approximately 20% of annual revenues being shipped, while the prior quarter represents 30%. The higher percentage in the prior quarter represents seasonal school and mass market sales. The decrease in Industrial revenues was primarily in the refractory industry.

OPERATING INCOME decreased $ 1,178,000 from the prior year. Foreign operating income decreased $669,000 primarily in Mexico. This decrease was due to lower revenue and an unfavorable product mix resulting in decreased gross margins and increased selling and administrative costs due to higher personnel costs. U.S. Consumer operating profit increased $160,000 due primarily to manufacturing efficiencies. Industrial operating profit decreased $480,000 primarily due to lower revenue and decreased manufacturing efficiencies. Corporate expenses increased $189,000 primarily due to higher employee benefit costs. Due to the level of fixed expenses as well as factors discussed above, selling and administrative costs increased to 34.2% of sales in 1998 compared to 30.3% in 1997.

OPERATING INCOME decreased $2,954,000 from the prior quarter, primarily due to the aforementioned U.S. and Foreign Consumer seasonality that generates higher revenue and related operating income in the final fiscal quarter.

INTEREST EXPENSE increased $318,000 over the same quarter last year due primarily to higher borrowings in Mexico to finance the Vinci acquisition (see
Note 7 to the Consolidated Financial Statements) and increased working capital requirements. Interest expense decreased $382,000 from the prior quarter due to lower cyclical borrowing levels.

INCOME TAXES decreased $438,000 and $798,000 from the same quarter last year and the prior quarter, respectively, due to the decrease in before tax income and the effect of foreign tax rates which differ from the U.S. statutory rate.

MINORITY INTEREST represents approximately 20% of the income of the Company's Mexican subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash flows from operating activities, improved modestly in the first quarter of fiscal 1999, as higher receivable collections were offset by increased inventories. Deferred shipments in Mexico and production of new U.S. products contributed to this increase. Moreover, certain large assumed liabilities of Vinci (included in accounts payable and accrued liabilities) were retired shortly after their acquisition in December 1997. (See Note 7 to Consolidated Financial Statements.)

The Company's investing activities included only approximately $210,000 in purchases of property and equipment in the current period as compared with $495,000 in the prior year. This is a lower level of purchases as compared with prior years, due to better capital budgeting and the continued use of leasing as an alternative to acquiring equipment. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements.

The Company's primary financing arrangements are with a consortium of lenders and the underlying loan and security agreement, as amended, provides for a total of $53 million in financing. This includes a revolving line of credit facility in the amount of $45 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the original amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through 2001. The Company previously executed certain interest rate "swap" agreements, which effectively fix the rate of interest on approximately $8.9 million of this debt at 8.75% to 8.87%.

These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company received a waiver of several provisions and is in compliance with all others. At December 31, 1998, the Company had approximately $20 million of unused lines of credit available under this financing arrangement.

The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes, due 2003. In early 1998, the Company canceled a reverse interest rate "swap" agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, being recognized over the remaining original term of the notes. The Company also issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. The Company is presently in compliance with all provisions except one, for which it has received a waiver.

The Company entered into the aforementioned interest rate "swap" agreements to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The "swaps" are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.

The existing source of financing and cash expected to be generated from future operations and/or assets sales will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of its obligations.

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations while interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as computer-related (referred to as 'non-IT') may contain embedded hardware or software that may have a time element dependency.

The Company began work on the Year 2000 (Y2K) compliance issue in 1998. The scope of the project includes addressing the compliance of all applications, operating systems, and hardware on mid-range, PC and local area network platforms; addressing issues related to non-IT embedded hardware and software; and addressing the compliance of business partners.

The project has five phases: assessment of systems and equipment affected by the Y2K issue; definition of strategies to address affected systems and equipment; remediation of systems; testing of systems; and certification of systems. To certify that all IT systems are Y2K compliant, each system will be tested using a standard testing methodology which includes millenium testing, millenium leap year testing and cross-over year testing. Testing will be performed on each system as remediation is completed.

The target for completion of all phases is the second calendar quarter of 1999. Dixon has completed the assessment and strategy phases for its U.S. and Canadian operations. Its Mexican operation will be brought into compliance by a complete system replacement.

The majority of the Company's non-IT related systems and equipment are currently Y2K compliant. This statement is based primarily upon communication with the vendors as well as physical inspection and assessment of equipment and related controlling software. Written documentation is underway and is scheduled to be complete in the first quarter of calendar 1999.

With respect to key business suppliers, the assessment and strategy phases are underway with approximately 36% of the vendors certifying compliance. In addition, critical suppliers are being identified and additional steps will be undertaken to insure non-interruption of services before, during and after January 1,2000. Contingency planning is in the initial stages and will be completed in the second quarter of 1999. Electronic interchange of data will be tested and certified in the first quarter of 1999.

The Company is also dependent upon its customers for sales and cash flow. Y2K interruptions in our customers' operations could result in reduced sales, increase inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence. We are taking steps to monitor the status of our customers as a means of determining risks and alternatives.

Dixon utilizes an IBM AS/400 system along with J. D. Edwards software for its core business applications. These systems have been upgraded to Y2K compliant versions. Manufacturing software systems that are non-compliant, will be replaced by the J.D. Edwards system in the second quarter of 1999.

Since the inception of the project, the Company has incurred approximately $55,000 in costs directly related to Y2K compliance. These costs were outside the normal and previously planned upgrades of systems. Based on assessments of equipment and systems, the Company expects additional Y2K expense to be less that $70,000, which will not have a material affect on the Company's operations or financial condition. In addition, there will not be adverse impact due to postponement of IT projects because of resource constraints caused by the Y2K project.

The Company presently believes that its business-critical computer systems which are not presently Y2K compliant will have been replaced, upgraded or modified in the normal replacement cycle prior to the end of the second calendar quarter of 1999. Based on the progress the Company has made in addressing its Y2K issues and its plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with Y2K compliance at this time.


FORWARD-LOOKING STATEMENTS
--------------------------

Any "forward-looking statements" contained in this Quarterly Report on Form 10-Q involve known and unknown risks (including, but not limited to certain foreign currency risk), uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements.

                          PART II.  OTHER INFORMATION

Item 5.   Other Information
---------------------------

Information regarding the sale of the Company's U.S. Graphite and Lubricants division (See PART I - Item 1., Note 8 to Consolidated Financial Statements and
Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, "New Developments and Business Strategies") is incorporated by reference herein and in lieu of a separate report on Form 8-K.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)    Exhibits
---    --------

      The following exhibits are required to be filed as part of this Quarterly Report on Form 10-Q:

      ( 2 )   a.   Share Purchase Agreement by and among Dixon Ticonderoga
                   de Mexico, S.A. de C.V., and by Grupo Ifam, S.A. de C.V., and Guillermo Almazan Cueto with respect to the capital stock of Vinci de Mexico, S.A. de C.V., (English translation).****

      ( 3 ) ( i )  Restated Certificate of Incorporation**

      ( 3 ) ( ii ) Amended and Restated Bylaws*

      ( 4 )    a.  Specimen Certificate of Company Common Stock**

      ( 4 )    b.  Amended and Restated Stock Option Plan***

       ( 10 )  a.  First Modification of Amended and Restated Revolving
                   Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada*

       ( 10 )  b.  12.00% Senior Subordinated Notes, Due 2003, Note and
                   Warrant Purchase Agreement*

       ( 10 )  c.  12.00% Senior Subordinated Notes, Due 2003, Common
                   Stock Purchase Warrant Agreement*

      ( 10 )   d.  License and Technological Agreement between Carborundum
                   Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company*

      ( 10 )   e.  Equipment Option and Purchase Agreement between Carborundum
                   Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company*

      ( 10 )   f.  Product Purchase Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon
                   Ticonderoga Company*

      ( 10 )   g.  Second Modification of Amended and Restated Revolving
                   Credit Loan and Security Agreement by and among Dixon
                   Ticonderoga Company, Dixon Ticonderoga, Inc., First Union
                   Commercial Corporation, First National Bank of Boston and
                   National Bank of Canada.*****

      ( 27 )       Financial Data Schedule (filed electronically via (EDGAR)

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

***Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

****Incorporated by reference to the Company's current report on Form 8-K dated December 12, 1997, filed in Washington, D.C.

*****Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, file number 0-2655, filed in Washington, D.C.


(b)  Reports on Form 8-K
---  -------------------

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DIXON TICONDEROGA COMPANY

Dated:  February 12, 1999
        -----------------

By:     /s/ Gino N. Pala
        ----------------
        Gino N. Pala
        Chairman of the Board
          President, Chief Executive
          Officer and Director

Dated:  February 12, 1999
        -----------------

By:     /s/ Richard A. Asta
        -------------------
        Richard A. Asta
        Executive Vice President of
          Finance and Chief Financial
          Officer


Dated:  February 12, 1999
        -----------------

By:     /s/ John Adornetto
        ------------------
        John Adornetto
        Vice President/Corporate
          Controller and Chief
          Accounting Officer