Form 10-Q
period 1999-03-31
DIXON TICONDEROGA CO
filed 1999-05-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION

                   Judiciary Plaza, 450 Fifth Street, N.W.

                           Washington, D.C. 20549

                                  FORM 10-Q


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED MARCH 31, 1999              COMMISSION FILE NO. O-2655

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        DIXON TICONDEROGA COMPANY
                        -------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  23-0973760
           --------                                  ----------
(State or other jurisdiction                       I.R.S. Employer
of incorporation or organization)                 Identification No.

           195 International Parkway, Heathrow,  FL        32746
           -----------------------------------------------------
          (Address  of   principal executive offices)    Zip Code

Registrant's telephone number, including area code:  (407) 829-9000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [ X ]                    No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                                Outstanding as of March 31, 1999
        -----                                --------------------------------
Common Stock $1 par value                             3,426,217

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                                    INDEX

                                                                        Page
                                                                        ----


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Information

         Consolidated Balance Sheets --
         March 31, 1999 and September 30, 1998                           3-4

         Consolidated Statements of Operations -- For The
         Three and Six Months Ended March 31, 1999 and 1998              5

         Consolidated Statements of Comprehensive Income (Loss) --
         For The Three and Six Months Ended March 31, 1999 and 1998      6

         Consolidated Statements of Cash Flows --
         For The Six Months Ended March 31, 1999 and 1998                7-8

         Notes to Consolidated Financial Statements                      9-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   13-18



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 6.  Exhibits and Reports on Form 8-K                                19-21

         Signatures                                                      22

Item 1.
-------
                        PART I. FINANCIAL INFORMATION

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                            March 31, 1999   September 30, 1998
                                            --------------   ------------------

CURRENT ASSETS:
    Cash and cash equivalents                  $   979,632      $ 2,853,281
    Receivables, less allowance for
      doubtful accounts of $1,480,529
      at March 31, 1999 and $1,369,815          23,230,912       31,810,617
      at September 30, 1998
    Inventories                                 45,587,648       37,445,502
    Other current assets                         2,354,167        1,630,381
                                             --------------   --------------

      Total current assets                      72,152,359       73,739,781
                                             --------------   --------------

PROPERTY, PLANT and EQUIPMENT:
    Land and buildings                          12,566,786       14,847,930
    Machinery and equipment                     17,324,819       21,182,762
    Furniture and fixtures                       1,775,078        1,213,662
                                             --------------   --------------
                                                31,666,683       37,244,354
    Less -Accumulated depreciation                              (20,975,708)
                                               (18,172,725)
                                             --------------   --------------
                                                13,493,958       16,268,646
OTHER ASSETS                                     6,013,185        2,621,460
                                             ==============   ==============
                                              $ 91,659,502     $ 92,629,887
                                             ==============   ==============

                                            March 31, 1999  September 30, 1998
                                            --------------  ------------------

CURRENT LIABILITIES:
    Notes payable                              $14,698,135      $26,031,951
    Current maturities of long-term debt         1,852,716        1,879,775
    Accounts payable                             7,272,443        7,765,451
    Accrued liabilities                         15,927,470        8,482,278
                                              -------------    -------------

      Total current liabilities                 39,750,764       44,159,455
                                              -------------    -------------

LONG-TERM DEBT                                  20,977,245       21,927,289
                                              -------------    -------------

DEFERRED INCOME TAXES AND OTHER                    838,903          776,100
                                              -------------    -------------

MINORITY INTEREST                                2,869,234        2,711,805
                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, par $1, authorized
     100,000 shares, none issued                    --               --
    Common stock, par $1, authorized
     8,000,000 shares; issued 3,664,058
     shares as of March 31, 1999, and
     3,654,558 shares as of                      3,664,058        3,654,558
     September 30, 1998
    Capital in excess of par value               3,393,193        3,327,755
    Retained earnings                           23,995,154       20,264,057
    Accumulated comprehensive income (loss)     (2,869,254)      (3,373,837)
                                             --------------   --------------
                                                28,183,151       23,872,533

    Less-Treasury stock, at cost(237,841
     shares as of March 31, 1999 and
     222,841 as of September 30, 1998)            (959,795)         (817,295)
                                              -------------   -------------
                                                27,223,356       23,055,238
                                              =============   ==============
                                               $91,659,502      $92,629,887
                                              =============    =============






       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                        1999           1998          1999           1998
                                        ----           ----          ----           ----
REVENUES                             $24,915,699    $24,853,289   $47,722,868    $48,649,905
                                     ------------   ------------  ------------   ------------
COST AND EXPENSES:
 Cost of goods sold                   15,500,034     15,386,760    30,399,653     30,705,604
 Selling and administrative expenses   7,946,722      8,106,368    15,744,395     15,296,161
 Provision for restructuring
  and related costs                    1,685,000            --      1,685,000            --
                                     ------------   ------------  ------------   ------------
                                      25,131,756     23,493,128    47,829,048     46,001,765
                                     ------------   ------------  ------------   ------------

GAIN ON SALE OF ASSETS                 9,396,318            --      9,396,318            --
                                     ------------   ------------  ------------   ------------

OPERATING INCOME                       9,180,261      1,360,161     9,290,138      2,648,140

INTEREST EXPENSE                       1,243,105      1,096,432     2,352,177      1,887,194
                                     ------------   ------------  ------------   ------------
INCOME BEFORE INCOME
  TAXES AND MINORITY
  INTEREST                             7,937,156        263,729     6,937,961        760,946

INCOME TAXES (BENEFIT)                 3,413,635       (43,582)     3,049,435         30,240
                                     ------------   ------------  ------------   ------------
                                       4,523,521        307,311     3,888,526        730,706

MINORITY INTEREST                        192,507        186,999       157,429        305,081
                                     ------------   ------------  ------------   ------------
NET INCOME                            $4,331,014      $  20,312    $3,731,097      $ 425,625
                                     ============   ============  ============   ============

EARNINGS PER COMMON
  SHARE:
    BASIC                               $   1.26       $    .04      $   1.09       $    .13
                                     ============   ============  ============   ============

    DILUTED                             $   1.20       $    .03      $   1.04       $    .11
                                     ============   ============  ============   ============

  SHARES OUTSTANDING:
    BASIC                              3,440,217      3,374,467     3,436,915      3,370,165
                                     ============   ============  ============   ============

    DILUTED                            3,599,113      3,699,439     3,571,561      3,718,635
                                     ============   ============  ============   ============


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                         1999            1998         1999           1998
                                         ----            ----         ----           ----
NET INCOME (LOSS)                     $4,331,012      $ 120,312    $3,731,097      $ 425,625

OTHER COMPREHENSIVE INCOME
  (LOSS):

  Foreign currency translation           543,985         32,290       504,583       (172,110)
   adjustments                       ------------   ------------  ------------   ------------

COMPREHENSIVE INCOME (LOSS)           $4,874,997      $ 152,602    $4,235,680      $ 253,515
                                     ============   ============  ============   ============





   The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                    1999           1998
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 3,731,097       $  425,625
Adjustment to reconcile net income to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                  1,329,371        1,336,138
   Deferred taxes                                                  (513,037)         197,809
   Provision for doubtful accounts receivable                       211,913          114,241
   Gain on sale of assets                                        (9,396,318)             --
   Loss attributable to foreign currency exchange                    52,091          300,001
   Income attributable to minority interest                         157,429          305,081
   Changes in assets and liabilities:
     Receivables, net                                             7,439,447        4,617,090
     Inventories                                                (13,575,354)      (7,259,132)
     Other current assets                                          (743,890)        (302,065)
     Accounts payable and accrued liabilities                     2,648,787       (7,434,153)
     Other assets                                                  (359,174)        (232,722)
                                                                ------------     ------------
Net cash provided by (used in) operating activities              (9,017,638)      (7,932,087)
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                         (288,422)        (577,954)
Purchase of Vinci de Mexico, S.A. de C.V.,
  net of cash acquired                                                  --        (3,289,200)
Proceeds from sale of assets                                     20,246,096              --
                                                                ------------     ------------

Net cash provided by (used in) investing activities              19,957,674       (3,867,154)
                                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 (Principal reductions of) net proceeds from notes payable      (11,595,214)       7,555,433
 Principal reductions of long-term debt                            (981,853)        (761,897)
 Exercise of stock options                                           74,938          185,329
 Purchase of treasury stock                                        (142,500)             --
 Other non-current liabilities                                     (191,693)             --
                                                                ------------     ------------

Net cash provided by (used in) financing activities             (12,836,322)       6,978,865
                                                                ------------     ------------


Effect of exchange rate changes on cash                              22,637          (50,950)
                                                                ------------     ------------

Net decrease in cash and cash equivalents                        (1,873,649)      (4,871,326)

Cash and cash equivalents, beginning of period                    2,853,281        5,607,587
                                                                -------------    -------------

Cash and cash equivalents, end of period                        $   979,632      $   736,261
                                                                =============    =============

Supplemental Disclosures:
Cash paid during the period:
    Interest                                                    $ 2,425,578      $ 1,886,329
    Income taxes                                                    373,235          589,699

During the six months ended March 31, 1999, the Company accepted a note receivable of $3,250,000 as partial consideration for the sale of assets of its U.S. Graphite and Lubricants division.


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                 DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of March 31, 1999, and the results of their operations and cash flows for the six months ended March 31, 1999 and 1998, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

Certain fiscal 1998 balances have been reclassified to conform to current year presentation.

2.  INVENTORIES:

Since amounts for inventories under the last-in, first-out (LIFO) method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 1999 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $1,097,000 and $897,000 higher at March 31, 1999 and September 30, 1998, respectively.

      Inventories consist of (in thousands):
                            March 31, 1999     September 30, 1998
                            --------------     ------------------
Raw materials                 $ 15,090             $ 13,303
Work in process                  5,730                4,651
Finished goods                  24,768               19,492
                              --------             --------
                              $ 45,588             $ 37,446
                              ========             ========

3. EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

In fiscal 1999, the Company  implemented  Financial  Accounting  Standards Board
(FASB) Statement No. 130, "Reporting Comprehensive Income" which required reporting and display of comprehensive income. Comparative financial statements presented for earlier periods have been reclassified to reflect application of the provisions of this statement.

In 1997, the FASB issued Statement No. 131. "Disclosures About Segments of an Enterprise and Related Information" which is effective for the Company in its fiscal 1999 Annual Report on Form 10-K. This statement revises current guidelines and requires financial information to be reported on the basis that it is used internally for evaluating segment performance and resource allocation. Total assets, segment profit (loss) and other key items are required to be reported as this data would be reported in internal financial statements. The Company does not expect this new statement to significantly affect how it presently defines or reports its business segment data.

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

4.  TRANSLATION OF FOREIGN CURRENCIES:

Until January 1, 1999, Mexico was considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Translation gains and losses therefore impact the results of operations. Foreign currency losses included in net income were approximately $52,000 and $300,000 for the periods ended March 31, 1999 and 1998, respectively. Effective January 1, 1999, Mexico is not considered a highly inflationary economy, and therefore the translation gains and losses are presented as a separate component of comprehensive income (loss).

5. ACCOUNTING FOR INCOME TAXES:

The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the accompanying Consolidated Financial Statements is primarily due to varying effective foreign tax rates, state income taxes and other permanent items.

Income taxes reconciled to the statutory rates are as follows for all periods presented:

                                            Three Months Ended  Six Months Ended
                                                 March 31,           March 31,
                                               1999     1998       1999    1998
                                               ----     ----       ----    ----
Taxes calculated at federal statutory rate   $2,699     $ 90     $2,359   $ 259
Foreign income                                  396     (120)       352    (265)
State taxes                                     222      (35)       200     (46)
Other permanent items                            97       21         38      82
                                             -------  -------    -------  ------
Provision (benefit) for income taxes         $3,414     $(44)    $3,049   $  30
                                             =======  =======    =======  ======

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

The Company is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $300,000 as of March 31, 1999), the resolution of these matters will not materially affect the Company's future results of operations or financial position. In addition, the Company has provided for certain future environmental obligations related to the sale of its U.S. Graphite and Lubricants division. (See Note 8).

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

8.  SALE OF ASSETS:

     On March 2, 1999, the Company completed the sale of its U.S. Graphite and Lubricants division for $23.5 million, plus the assumption of certain trade obligations related to the division. Except as provided for in the Asset Purchase Agreement, the Company generally retained all other liabilities of the business through the closing date, including various environmental liabilities. The purchaser paid $20.25 million in cash and executed a five-year subordinated note for the balance of $3.25 million. The note is unsecured and bears interest at 9%, deferred as additional principal until September 2, 2001. The Asset Purchase Agreement further provides that the note is subject to certain setoffs and $705,000 of the proceeds were placed in escrow pending the completion of certain post-closing procedures. In connection with this sale, the Company retained or accrued liabilities approximating $4.7 million for ongoing maintenance of unsold real estate and environmental expenses, employee severance and benefit costs and other post-closing obligations.

9.  RESTRUCTURING COSTS:

In March 1999, the Company provided $1,685,000 in connection with its Restructuring and Cost Reduction Program, which is intended to improve overall financial performance in the future. The program includes Consumer plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. Restructuring costs principally include losses on the sale or abandonment of property and equipment and severance costs for affected employees.

10.  STOCK REPURCHASE PROGRAMS:

In March 1999, the Company announced a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. To date, the Company has repurchased approximately 61,000 shares at a cost of $636,000.

In  addition,   on  May  14,  1999,  the  Company   repurchased   4,195,000 (or
approximately 12.6%) of the outstanding shares of its Mexican subsidiary, Grupo Dixon, S.A. de C.V. for approximately $2.75 million. The repurchase increases the Company's ownership in its subsidiary to 92.4%.

Item 2.
-------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGIES AND NEW DEVELOPMENTS
-----------------------------------------

On March 2, 1999, the Company completed the sale of the assets of its U.S. Graphite and Lubricants division for $23.5 million plus the assumption of certain trade liabilities. The Company's net cash proceeds from the sale were initially used to pay down its debt to its primary consortium of lenders. This sale resulted in a pre-tax gain of $9.4 million. (See Note 8 to Consolidated Financial Statements).

Company management believes the sale of these Industrial Group assets will significantly strengthen its financial position, thus allowing for expanded opportunities for growth of its Consumer Group, both internally and through possible acquisitions and joint ventures. Moreover, the Company's improved capitalization will make possible more aggressive restructuring of its remaining business operations to improve efficiency and reduce future operating costs to facilitate the aforementioned growth strategies.

Accordingly, the Company has also embarked on an extensive Restructuring and Cost Reduction Program directed toward improving its overall financial performance in the near future. Key actions adopted include Consumer plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. In connection with this initiative, the Company recorded a non-recurring restructuring charge of approximately $1.7 million in the quarter ended March 31, 1999. When fully implemented, the annualized cost savings from these actions are expected to exceed $1.5 million. (See Note 9 to Consolidated Financial Statements).

In March 1999, the Company announced a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. To date,
the  Company  has  repurchased   approximately   61,000  shares  at  a  cost  of
approximately $636,000.

In  addition,   on  May  14,  1999,  the  Company   repurchased   4,195,000  (or
approximately 12.6%) of the outstanding shares of its Mexican subsidiary, Grupo Dixon, S.A. de C.V. for approximately $2.75 million. The repurchase increases the Company's ownership in its subsidiary to 92.4%.

REVENUES for the quarter ended March 31, 1999, increased $62,000 from the same quarter last year. The changes by segment are as follows:

                        Increase          % Increase(Decrease)
                       (Decrease)         --------------------
                     (in thousands)   Total     Volume    Price/Mix
                     --------------   -----     ------    ---------
Consumer U.S.             467           4         3            1
Consumer Foreign          735          11         8            3
Industrial             (1,140)        (18)      (19)           1

The U.S. Consumer revenue increase was primarily in the mass market. The increase in Foreign Consumer revenue also reflects the continuing expansion in the Mexican mass market. The March 1999 sale of the U.S. Graphite and Lubricants division was primarily responsible for the decrease in Industrial revenue.

Revenues for the six months ended March 31, 1999, decreased $927,000 over the same period last year. The changes by segment are as follows:

                        Increase          % Increase(Decrease)
                       (Decrease)         --------------------
                     (in thousands)   Total     Volume    Price/Mix
                     --------------   -----     ------    ---------
Consumer U.S.             111           -         1           (1)
Consumer Foreign          458           4         4            -
Industrial             (1,496)        (12)      (11)          (1)

The increase in Foreign revenue was again in the Mexican mass market. The March 1999 sale of the U.S. Graphite and Lubricants division was the primary cause of the decline in the Industrial revenue, along with decreased volume in the refractory industry.

Revenues increased $2,109,000 from the prior quarter as follows:

                        Increase          % Increase(Decrease)
                       (Decrease)         --------------------
                     (in thousands)   Total     Volume    Price/Mix
                     --------------   -----     ------    ---------
Consumer U.S.            (644)         (5)       (6)           1
Consumer Foreign        3,300          79        74            5
Industrial               (547)         (9)       (8)          (1)

The decrease in U.S. Consumer revenue reflects the historical trend where the first fiscal quarter is positively impacted by holiday sales. Industrial decrease in revenue reflects a decrease due to the U.S. Graphite and Lubricants sale partially offset by higher Refractory division revenue. Foreign Consumer revenue reflects the growing trend of mass market revenue in Mexico.

While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an intermediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

OPERATING INCOME increased $7,820,000 over the same quarter last year. The afore-mentioned sale of the U.S. Graphite and Lubricants division yielded a pre-tax gain of $9,396,000. U.S. Consumer included a charge for restructuring and related costs of $1,685,000 for manufacturing consolidation and personnel reduction. Decreased operating profit in the U.S. Graphite and Lubricants division due to the sale, was principally offset by increases in U.S. and Foreign Consumer operating income.

Operating income increased $6,642,000 for the six months ended March 31, 1999 over the same period last year. The gain on the sale of the Graphite and Lubricants division of $9,396,000 (partially offset by the restructuring charge of $1,685,000) were the primary causes of the change. Excluding these items, operating income decreased $1,069,000, due primarily to the aforementioned decline in Industrial revenue and increased distribution costs in the U.S. Consumer division. The increased distribution costs contributed to an increase in total selling and administrative costs (33.0% of sales compared to 31.4% in the prior year.)

Operating income increased $9,070,000 over the prior quarter. As indicated above the gain on sale, net of the restructuring charge, contributed to the increase. Excluding these items, operating income increased $1,359,000, principally due to higher revenues in Mexico. U.S. Consumer division decreased on lower revenues and higher distribution costs.

INTEREST EXPENSE increased $147,000 and $465,000 for the quarter and six months ended March 31, 1999, respectively, over the same periods last year, on increased borrowings in Mexico. Interest expense also increased $134,000 over the prior quarter due to higher seasonal borrowings.

INCOME TAXES increased $3,457,000 in the current fiscal quarter and $3,019,000 for the six months ended March 31, 1999, as compared with the prior year periods, due principally to taxes attributable to the gain on the sale of the U.S. Graphite and Lubricants division assets. The increase of $3,778,000 over the prior quarter is also attributable to this gain.

MINORITY INTEREST represents 20% of the net income of the consolidated subsidiary, Grupo Dixon, S.A de C.V.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash flows from operating activities, decreased $1,086,000 in the first six-months of fiscal 1999, as higher receivable collections were offset by inventories increased in preparation for U.S. manufacturing plant consolidation. Accelerated raw material purchases in Mexico and production of new U.S. products also contributed to this increase.

The Company's investing activities included approximately $288,000 in purchases of property and equipment in the current period as compared with $578,000 in the prior year. There was a lower level of purchases as compared with prior years, due to better capital budgeting and the continued use of leasing as a financing alternative to acquiring equipment. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements. Total cash provided from investing activities increased dramatically due to the cash proceeds of approximately $20.25 million from the sale of the U.S. Graphite and Lubricants division. These proceeds were initially used to reduce short-term indebtedness described below.

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

These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company received a waiver of two provisions and is in compliance with all others. At March 31, 1999, the Company had approximately $34 million of unused lines of credit available under this financing arrangement. The Company is negotiating a new financing agreement as its present facilities expire in July 1999.

The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes, due 2003. In early 1998, the Company canceled a reverse interest rate "swap" agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, being recognized over the remaining original term of the notes. The Company also issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. The note agreement contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. The Company is presently in compliance with all provisions except two, for which it has received waivers.

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

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations while interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as computer-related (referred to as `non-IT') may contain embedded hardware or software that may have a time element dependency.

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

The target for completion of all phases is the third calendar quarter of 1999. The Company has completed the assessment and strategy phases for its U.S. and Canadian operations. Its Mexican operation will be brought into compliance by a complete system replacement project, which commenced in 1998.

The majority of the Company's non-IT related systems and equipment are currently Y2K compliant. This statement is based primarily upon communication with the vendors as well as physical inspection and assessment of equipment and related controlling software. Written documentation is substantially completed.

With respect to key business suppliers, the assessment and strategy phases are underway with approximately 65% of the vendors certifying compliance. In addition, critical suppliers are being identified and additional steps will be undertaken to insure non-interruption of services before, during and after January 1,2000. Contingency planning is in the initial stages and will be completed in the second quarter of 1999. Electronic interchange of data will be tested and certified in the second quarter of 1999.

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

Dixon utilizes an IBM AS/400 system along with J. D. Edwards software for its core business applications. These systems have been upgraded to Y2K compliant versions. Manufacturing software systems that are non-compliant, will be replaced by the J.D. Edwards system in the third quarter of 1999.

Since the inception of the project, the Company has incurred approximately $100,000 in costs directly related to Y2K compliance. These costs were outside the normal and previously planned upgrades of systems. Based on assessments of equipment and systems, the Company expects additional Y2K expense to be approximately $40,000, which will not have a material affect on the Company's operations or financial condition. In addition, there will not be adverse impact due to postponement of IT projects because of resource constraints caused by the Y2K project.

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

FORWARD-LOOKING STATEMENTS
--------------------------

Any "forward-looking statements" contained in this Quarterly Report on Form 10-Q involve known and unknown risks (including, but not limited to certain foreign currency and Year 2000 readiness risks), uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements.

                         PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on March 12, 1999, one matter was submitted to a vote of shareholders. Philip M. Shasteen and Harvey L. Massey were elected as directors of the Company for terms expiring in 2002. The following table sets forth certain information with respect to the election of directors at the annual meeting:
                                                      Shares Withholding
      Name of Nominee         Shares Voted For            Authority
      ---------------         ----------------            ---------
      Philip M. Shasteen          3,161,638                 1,128
      Harvey L. Massey            3,161,638                 1,128

The following table sets forth the other directors of the Company whose terms of office continued after the aforementioned annual meeting of the shareholders:

                  Name of Director              Term Expires
                  ----------------              ------------
                  John E. Ramondo                   2000
                  Kent Kramer                       2000
                  Ben Berzin, Jr.                   2000
                  Gino N. Pala                      2001
                  Richard F. Joyce                  2001


Item 6.     Exhibits and Reports on Form 8-K
---------------------------------------------

(a)     Exhibits
---     --------
        The following exhibits are required to be filed as part of this Quarterly Report on Form 10-Q:

        ( 2 )    a. Share  Purchase   Agreement  by  and  among  Dixon
                    Ticonderoga de Mexico, S.A. de C.V., and by Grupo Ifam, S.A.de C.V., and Guillermo Almazan Cueto with respect to the capital stock of Vinci de Mexico, S.A.de C.V., (English translation)****

        ( 2 )    b. Asset Purchase Agreement dated February 9, 1999,
                    by and between Dixon Ticonderoga Company, as Seller, and Asbury Carbons, Inc., as Buyer. ******

        ( 3 ) (i)   Restated Certificate of Incorporation**

        ( 3 ) (ii)  Amended and Restated Bylaws*

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

        ( 10 )  f.  Product Purchase Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company*

        ( 10 )  g.  Second Modification of Amended and Restated Revolving Credit
                    Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada*****

        ( 27 )      Financial Data Schedule (filed electronically via EDGAR)

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

******Incorporated by reference to the Company's current report on Form 8-K dated March 2, 1999, filed in Washington, D.C.

(b)   Reports on Form 8-K

On March 2, 1999, the Company filed a current report on Form 8-K regarding the sale of its U.S. Graphite and Lubricants division. On April 20, 1999, the Company filed an amendment on Form 8-K/A, to include certain required pro forma financial information related to this sale.

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DIXON TICONDEROGA COMPANY



Dated:  May 14, 1999                By: /s/ Gino N. Pala
                                        -----------------------
                                        Gino N. Pala
                                        Chairman of the Board,
                                         President, Chief Executive
                                         Officer and Director



Dated:  May 14, 1999                By: /s/ Richard A. Asta
                                        ----------------------------
                                        Richard A. Asta
                                        Executive Vice President of
                                         Finance and Chief Financial Officer



Dated:  May 14, 1999                By: /s/ John Adornetto
                                        ----------------------------
                                        John Adornetto
                                        Vice President/Corporate
                                         Controller and Chief
                                         Accounting Officer