Form 10-Q
period 1999-06-30
DIXON TICONDEROGA CO
filed 1999-08-11
CIK 14995

SECURITIES AND EXCHANGE COMMISSION

                       Judiciary Plaza, 450 Fifth Street, N.W.

                                Washington, D.C. 20549

                                      FORM 10-Q


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1999                     COMMISSION FILE NO. O-2655

                                        OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        DIXON TICONDEROGA COMPANY
                        -------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                                23-0973760
        --------                                                ----------
(State or other jurisdiction                                  I.R.S. Employer
of incorporation or organization)                            Identification No.

      195 International Parkway, Heathrow,  FL              32746
      ----------------------------------------              -----
      (Address of principal executive offices)            Zip Code

Registrant's telephone number, including area code:  (407) 829-9000
                                                     ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [ X ]                    No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
        Class                                Outstanding as of June 30, 1999
        -----                                -------------------------------
 Common Stock $1 par value                              3,400,791

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                                      INDEX




                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Information

          Consolidated Balance Sheets --
          June 30, 1999 and September 30, 1998                            3-4

          Consolidated Statements of Operations -- For The
          Three and Nine Months Ended June 30, 1999 and 1998              5

          Consolidated Statements of Comprehensive Income --
          For The Three and Nine Months Ended June 30, 1999 and 1998      6

          Consolidated Statements of Cash Flows --
          For The Nine Months Ended June 30, 1999 and 1998                7-8

          Notes to Consolidated Financial Statements                      9-12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   13-18



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                19-20

          Signatures                                                      21

Item 1.
                          PART I. FINANCIAL INFORMATION

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     June 30, 1999    September 30,
                                     -------------        1998
                                                      -------------

CURRENT ASSETS:
    Cash and cash equivalents           $  1,166,584      $ 2,853,281
    Receivables, less allowance for
      doubtful accounts of $1,505,660
      at June 30, 1999 and $1,369,815
      at September 30, 1998               37,824,675       31,810,617
    Inventories                           42,562,514       37,445,502
    Other current assets                   2,433,206        1,630,381
                                       --------------   --------------

      Total current assets                83,986,979       73,739,781
                                       --------------   --------------

PROPERTY, PLANT and EQUIPMENT:
    Land and buildings                    13,409,801       14,847,930
    Machinery and equipment               17,426,611       21,182,762
    Furniture and fixtures                 1,766,707        1,213,662
                                       --------------   --------------
                                          32,603,119       37,244,354
    Less - Accumulated depreciation      (18,579,934)     (20,975,708)
                                       --------------   --------------
                                          14,023,185       16,268,646
OTHER ASSETS                               5,881,936        2,621,460
                                       --------------   --------------
                                       $ 103,892,100     $ 92,629,887
                                       ==============   ==============

                                          June 30, 1999    September 30,
                                          -------------        1998
                                                           -------------

CURRENT LIABILITIES:
    Notes payable                           $28,826,231      $26,031,951
    Current maturities of long-term debt      1,820,740        1,879,775
    Accounts payable                          6,386,725        7,765,451
    Accrued liabilities                      15,253,298        8,482,278
                                           -------------    -------------
      Total current liabilities              52,286,994       44,159,455
                                           -------------    -------------
LONG-TERM DEBT                               20,510,465       21,927,289
                                           -------------    -------------
DEFERRED INCOME TAXES AND OTHER                 687,742          776,100
                                           -------------    -------------
MINORITY INTEREST                             1,244,143        2,711,805
                                           -------------    -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, par $1, authorized
     100,000 shares, none issued                    --               --
    Common stock, par $1, authorized
     8,000,000 shares; issued 3,685,559
     shares as of June 30, 1999, and
     3,654,558 shares as of                   3,685,559        3,654,558
     September 30, 1998
    Capital in excess of par value            3,569,221        3,327,755
    Retained earnings                        26,121,257       20,264,057
    Accumulated comprehensive income (loss)  (2,713,305)      (3,373,837)
                                           -------------    -------------
                                             30,662,732       23,872,533

    Less - Treasury stock, at cost
     (284,768 shares as of
     June 30, 1999 and 222,841
     as of September 30, 1998)               (1,499,976)        (817,295)
                                           -------------    -------------
                                             29,162,756       23,055,238
                                           =============    =============
                                           $103,892,100      $92,629,887
                                           =============    =============






           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                        1999           1998          1999           1998
                                        ----           ----          ----           ----

REVENUES                             $36,916,508    $38,503,363   $84,639,376    $87,153,268
                                     ------------   ------------  ------------   ------------

COST AND EXPENSES:
 Cost of goods sold                   22,676,586     23,313,219    53,076,239     54,018,823
 Selling and  administrative expenses  9,398,727     10,490,978    25,143,122     25,787,139
 Provision for restructuring
  and related costs                         --            --        1,685,000           --
                                     ------------   ------------  ------------   ------------
                                      32,075,313     33,804,197    79,904,361     79,805,962
                                     ------------   ------------  ------------   ------------
GAIN ON SALE OF ASSETS                      --            --        9,396,318           --
                                     ------------   ------------  ------------   ------------
OPERATING INCOME                       4,841,195      4,699,166    14,131,333      7,347,306

INTEREST EXPENSE                       1,367,057      1,293,039     3,719,234      3,180,233
                                     ------------   ------------  ------------   ------------
INCOME BEFORE INCOME
  TAXES AND MINORITY
  INTEREST                             3,474,138      3,406,127    10,412,099      4,167,073

INCOME TAXES                           1,158,687      1,098,449     4,208,122      1,128,689
                                     ------------   ------------  ------------   ------------
                                       2,315,451      2,307,678     6,203,977      3,038,384

MINORITY INTEREST                        189,351        292,575       346,780        597,656
                                     ------------   ------------  ------------   ------------
NET INCOME                           $ 2,126,100    $ 2,015,103   $ 5,857,197    $ 2,440,728
                                     ============   ============  ============   ============

EARNINGS PER COMMON
  SHARE:
    BASIC                               $    .63       $    .60      $   1.71       $    .72
                                     ============   ============  ============   ============
    DILUTED                             $    .59       $    .54      $   1.64       $    .65
                                     ============   ============  ============   ============
Shares Outstanding:
    Basic                              3,401,689      3,386,602     3,427,810      3,378,798
                                     ============   ============  ============   ============
    Diluted                            3,599,665      3,744,365     3,576,942      3,731,420
                                     ============   ============  ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                         DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998



                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                              1999           1998          1999           1998
                                              ----           ----          ----           ----

NET INCOME                                  $2,126,100     $2,015,103    $5,857,197     $2,440,728

OTHER COMPREHENSIVE INCOME
  (LOSS):

Foreign currency translation adjustments       155,949       (283,372)      660,532       (455,482)
                                           ------------   ------------   -----------   ------------
COMPREHENSIVE INCOME                        $2,282,049     $1,731,731    $6,517,729     $1,985,246
                                           ============   ============  ============   ============

























The accompanying notes to consolidated financial statements are an integral part of these statements.

                         DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                           1999         1998
                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $ 5,857,197  $ 2,440,728
Adjustment to reconcile net income to net cash
provided by(used in) operating activities:
   Depreciation and amortization                         1,996,717    2,169,221
   Deferred taxes                                         (389,636)     204,230
   Provision for doubtful accounts receivable              344,638      200,970
   Gain on sale of assets                               (9,396,318)         --
   Loss attributable to foreign currency exchange          175,124      377,801
   Income attributable to minority interest                346,780      597,656
   Changes in assets and liabilities:
     Receivables, net                                   (6,967,610)  (9,771,563)
     Inventories                                       (10,547,206)  (6,000,497)
     Other current assets                                 (823,353)     (20,287)
     Accounts payable and accrued liabilities            1,031,580   (6,081,270)
     Other assets                                         (299,761)    (123,546)
                                                       ------------  -----------
Net cash provided by (used in) operating activities
                                                       (18,671,848) (16,006,557)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment                (610,384)  (1,315,099)
Purchase of Vinci de Mexico, S.A. de C.V.,
  net of cash acquired                                        --     (3,289,200)
Proceeds from sale of assets                            20,246,096        --
                                                        -----------  -----------
Net cash provided by (used in) investing activities     19,635,712   (4,604,299)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net proceeds from notes payable                         2,434,444   16,828,403
 Principal reductions of long-term debt                 (1,482,845)  (1,235,013)
 Exercise of stock options                                 304,139      355,861
 Purchase of subsidiary stock                           (2,747,689)       --
 Purchase of treasury stock                               (714,353)       --
 Other non-current liabilities                            (432,234)         109
                                                        -----------  -----------
Net cash provided by (used in) financing activities
                                                        (2,638,538)   15,949,360
                                                        -----------  -----------

Effect of exchange rate changes on cash                    (12,023)    (143,487)
                                                      ------------- ------------
Net decrease in cash and cash equivalents               (1,686,697)  (4,804,983)

Cash and cash equivalents, beginning of period           2,853,281    5,607,587
                                                      ------------- ------------
Cash and cash equivalents, end of period              $  1,166,584  $   802,604
                                                      ============= ============
Supplemental Disclosures:
Cash paid during the period:
    Interest                                          $  3,275,813  $ 2,652,631
    Income taxes                                         2,675,577      785,441




During the nine months ended June 30, 1999, the Company accepted a note receivable of $3,250,000 as partial consideration for the sale of assets of its U.S. Graphite and Lubricants division.























   The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 1999, and the results of their operations and cash flows for the nine months ended June 30, 1999 and 1998, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year. Certain fiscal 1998 balances have been reclassified to conform to current year presentation.

2.  INVENTORIES:

Since amounts for inventories under the last-in, first-out (LIFO) method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 1999 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $1,135,000 and $897,000 higher at June 30, 1999 and September 30, 1998, respectively.

      Inventories consist of (in thousands):
                             June 30, 1999  September 30, 1998
                             -------------  ------------------
Raw materials                  $ 15,503          $ 13,303
Work in process                   5,659             4,651
Finished goods                   21,401            19,492
                               ---------         ---------
                               $ 42,563          $ 37,446
                               =========         =========

3. EFFECT OF CERTAIN NEW  ACCOUNTING  PRONOUNCEMENTS:
In fiscal 1999, the Company implemented Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" which required reporting and display of comprehensive income. Comparative financial statements presented for earlier periods have been reclassified to reflect application of the provisions of this statement. In 1997, the FASB issued Statement No. 131. "Disclosures About Segments of an Enterprise and Related Information" which is effective for the Company in its fiscal 1999 Annual Report on Form 10-K. This statement revises current guidelines and requires financial information to be reported on the basis that it is used internally for evaluating segment performance and resource allocation. Total assets, segment profit (loss) and other key items are required to be reported as this data would be reported in internal financial statements. The Company does not expect this new statement to significantly affect how it presently defines or reports its business segment data. In 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company in fiscal 2001. This statement requires all derivative instruments to be recognized in the balance sheet as either assets or liabilities at fair value. The Company currently uses cash flow hedges to convert variable rate debt to fixed rate debt, but does not expect the prescribed accounting for these instruments to materially affect its financial position or results of operations when adopted.

4.  TRANSLATION  OF  FOREIGN  CURRENCIES:

Until January 1, 1999, Mexico was considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Translation gains and losses therefore impacted the results of operations through that date. Foreign currency losses included in net income were approximately $175,000 and $378,000 for the periods ended June 30, 1999 and 1998, respectively. Effective January 1, 1999, Mexico is not considered a highly inflationary economy, and therefore the translation gains and losses are presented as a separate component of comprehensive income (loss). 5. Accounting for income taxes: The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the accompanying Consolidated Financial Statements is primarily due to varying effective foreign tax rates, state income taxes and other permanent items. Income taxes reconciled to the statutory rates are as follows for all periods presented:

                                          Three Months Ended  Nine Months Ended
                                                 June 30,          June 30,
                                               1999     1998     1999    1998
                                               ----     ----     ----    ----

Taxes calculated at federal statutory rate   $1,181   $1,158   $3,540   $1,417
Foreign income                                 (118)    (158)     234     (423)
State taxes                                      40       41      240       (5)
Other permanent items                            56       57      194      140
                                             -------  -------  -------  -------
Provision for income taxes                   $1,159  $ 1,098 $ 4,208 $ 1,129


6.  CONTINGENCIES:

The Company, in the normal course of business, is party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgment interest. All company appeals have been denied and in January 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers and a legal malpractice action against its former attorney). The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position. The Company is aware of several environmental matters related to certain facilities purchased or to be sold. The Registrant assesses the extent of these matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $300,000 as of June 30, 1999), the resolution of these matters will not materially affect the Company's future results of operations or financial position. In addition, the Company has provided for certain future environmental obligations related to the sale of its U.S. Graphite and Lubricants division. (See Note 8).

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

9.  RESTRUCTURING COSTS:

In March 1999, the Company provided $1,685,000 in connection with its Restructuring and Cost Reduction Program, which is intended to improve overall financial performance in the future. The program includes Consumer plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. Restructuring costs principally include losses on the sale or abandonment of property and equipment and severance costs for affected employees. Through June 30, 1999, approximately $138,000 has been charged against this accrual for severance costs associated with planned personnel reduction.

10.  STOCK REPURCHASE PROGRAM

In March 1999, the Company announced a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. To date, the Company has repurchased approximately 69,000 shares at a cost of $727,000.

In  addition,   in  May  1999,  the  Company   repurchased   4,195,000  (or
approximately 12.6%) of the outstanding shares of its Mexican subsidiary, Grupo Dixon, S.A. de C.V. for approximately $2.75 million. The repurchase increases the Company's ownership in its subsidiary to 92.4%.

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

Accordingly,  the Company has also  embarked on an extensive  Restructuring and Cost Reduction Program directed toward improving its overall financial performance in the near future. Key actions adopted include Consumer plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. In connection with this initiative, the Company recorded a non-recurring restructuring charge of approximately $1.7 million in the quarter ended June 30, 1999. When fully implemented, the annualized cost savings from these actions are expected to approximate $1.5 million. (See Note 9 to Consolidated Financial Statements).

In March 1999, the company announced a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. To date, the Company has repurchased approximately 69,000 shares at a cost of approximately $727,000. In addition, on May 14, 1999, the Company repurchased 4,195,000 (or approximately 12.6%) of the outstanding shares of its Mexican subsidiary, Grupo Dixon, S.A. de C.V. for approximately $2.75 million. The repurchase increases the Company's ownership in its subsidiary to 92.4%. (See
Note 10 to Consolidated Financial Statements).

RESULTS OF OPERATIONS
---------------------

REVENUES for the quarter ended June 30, 1999, decreased $1,587,000 from the same quarter last year. The changes by segment are as follows:

                        Increase          % Increase(Decrease)
                       (Decrease)         --------------------
                     (in thousands)   Total     Volume    Price/Mix
                     --------------   -----     ------    ---------
Consumer U.S.             259           2          2         --
Consumer Foreign        1,062          10         19         (9)
Industrial             (2,908)        (47)       (47)        --

The Foreign Consumer revenue increase was primarily due to the Mexican subsidiary that continues to increase revenues in its domestic mass market. However, revenue decreased $234,000 and $41,000 in Mexico and Canada, respectively, due to declines in their local currencies compared to the U.S. dollar. The sale of the U.S. Graphite and Lubricants division in March 1999 accounts for the large decrease in Industrial revenues.

Revenues for the nine months ended June 30, 1999, decreased $2,514,000 over the same period last year. The changes by segment are as follows:

                        Increase          % Increase(Decrease)
                       (Decrease)         --------------------
                     (in thousands)   Total     Volume    Price/Mix
                     --------------   -----     ------    ---------
Consumer U.S.             370           1          2         (1)
Consumer Foreign        1,521           7          7         --
Industrial             (4,405)        (24)       (23)        (1)

The increase in Foreign Consumer revenue primarily reflects the continued growth of the Mexican subsidiary in its domestic mass market. The increases in Foreign Consumer revenue were partially offset by decreases of $1,368,000 and $219,000 in Mexico and Canada, respectively, due to declines in their local currencies compared to the U.S. dollar. Industrial revenue decreased primarily due to the sale of the U.S. Graphite and Lubricants division.

Revenues increased $12,001,000 from the prior quarter as follows:

                        Increase          % Increase(Decrease)
                       (Decrease)         --------------------
                     (in thousands)   Total     Volume    Price/Mix
                     --------------   -----     ------    ---------
Consumer U.S.             9,655         79         78         1
Consumer Foreign          4,326         59         37        22
Industrial               (1,980)       (38)       (38)       --

The increase in U.S. and Foreign Consumer revenue reflects the seasonality of these segments. This quarter historically represents over 30% of annual revenues while the prior quarter represents under 20%. The decrease in Industrial is again due to the sale of the U.S. Graphite and Lubricants division.

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

OPERATING INCOME increased $142,000 over the same quarter last year. U.S. Consumer operating income increased $432,000, principally due to decreased selling and marketing expenses. Foreign Consumer operating income increased $160,000 on higher revenues. Industrial decreased $520,000, principally due to the sale of the U.S. Graphite and Lubricant division, and general corporate administrative costs decreased $70,000. The lower sales and marketing costs contributed to a decrease in total selling and administrative costs (25.5% of sales compared to 27.2% in the prior year).

Operating income increased $6,784,000 for the nine months over the same period last year. The sale of the U.S. Graphite and Lubricant division yielded a pre-tax gain of $9,396,000. U.S. Consumer included a charge for restructuring and related costs of $1,685,000 for manufacturing consolidation and personnel reduction. Through June 30, 1999, approximately $138,000 has been charged against this accrual for severance costs associated with planned personnel reduction. U.S. Consumer operating income (exclusive of the restructuring charge) increased $740,000 due to lower selling and marketing expenses and improved manufacturing efficiencies. Industrial operating income decreased $1,440,000 due to the sale of the U.S. Graphite and Lubricant division and lower Refractory division operating profit.

Operating income decreased $4,339,000 from the prior quarter. The prior quarter included the gain from the sale of the U.S. Graphite and Lubricant division of $9,396,000 (partially offset by the restructuring charge of $1,685,000). Exclusive of the restructuring charge, U.S. Consumer and Foreign Consumer increased $2,550,000 and $1,220,000, respectively, on the higher seasonal revenues. Industrial decreased $430,000 due to the sale of the U.S. Graphite and Lubricant division.

INTEREST EXPENSE increased $74,000 and $539,000 for the quarter and nine months ended June 30, 1999, respectively, over the same periods last year. Increased borrowings in Mexico offset a decrease in U.S. interest expense. This decrease is due to lower borrowings reflecting the proceeds of the sale of the U.S. Graphite and Lubricant division, partially offset by seasonal inventory and accounts receivable increases. Interest expense increased $123,000 over the prior quarter, again due to higher Mexico borrowings.

INCOME TAXES increased $60,000 and $3,079,000 for the three months and nine months ended June 30, 1999, over the same periods last year. The nine month increase is principally due to the aforementioned gain on sale of assets. Income taxes decreased $2,255,000 from the prior quarter. (Also see Note 5 to Consolidated Financial Statements).

MINORITY INTEREST represents 20% of the net income of the consolidated subsidiary, Grupo Dixon, S.A de C.V. through May 14, 1999. On that date, the Company increased its subsidiary ownership, reducing the minority interest to 7.6%. (See Note 10 to Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash flows from operating activities decreased $2,665,000 in the first nine months of fiscal 1999. Increased receivable collections were more than offset by inventory increases during the period. Higher U.S. inventory levels were due to planned increases in preparation for manufacturing plant consolidation and new product introductions. In addition, continued growth in Mexico contributed to higher overall inventory levels.

The Company's investing activities included approximately $610,000 in purchases of property and equipment in the current period as compared with $1,315,000 in the prior year. There has been a lower level of purchases as compared with prior years, due to better capital budgeting and the continued use of leasing as a financing alternative to acquiring equipment. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements. Total cash provided from investing activities increased dramatically due to the cash proceeds of approximately $20.25 million from the sale of the U.S. Graphite and Lubricants division. These proceeds (net of escrowed funds and income tax payments) were initially used to reduce short-term indebtedness described below.

The Company's primary financing arrangements are with a consortium of lenders and the underlying loan and security agreement, as amended, presently provides for a total of approximately $53 million in financing. This includes a revolving line of credit facility in the amount of $45 million which bears interest at either the prime rate, plus 0.5%, or the prevailing LIBOR rate plus 2.5%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The financing agreement also includes a term loan in the original amount of $7.75 million. The term loan bears interest at the same rate, and is payable in varying monthly installments through maturity. The Company previously executed certain interest rate "swap" agreements, which effectively fix the rate of interest on approximately $8.1 million of this debt at 8.75% to 8.87%.

These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company received a waiver of three provisions and is in compliance with all others. At June 30, 1999, the Company had approximately $22 million of unused lines of credit available under this financing arrangement. These financing arrangements expire in September 1999. The Company is negotiating a new financing agreement which it expects will meet its needs for the next several years.

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

The existing and future sources of financing and cash expected to be generated from operations and/or assets sales will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of its obligations.


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

The project has five phases: assessment of systems and equipment affected by the Y2K issue; definition of strategies to address affected systems and equipment; remediation of systems; testing of systems; and certification of systems. To certify that all IT systems are Y2K compliant, each system will be tested using a standard testing methodology which includes millenium testing, millenium leap year testing and cross-over year testing. Testing has been or will be performed on each system as remediation is completed.

The target for completion of all phases is the third calendar quarter of 1999. The Company has completed the assessment and strategy phases for its U.S. and Canadian operations. Its Mexican operation will be brought into compliance by a complete system replacement project, which commenced in 1998.

The majority of the Company's non-IT related systems and equipment are currently Y2K compliant. This statement is based primarily upon communication with the vendors as well as physical inspection, assessment and testing of equipment and related controlling software. Written documentation is substantially completed.

With respect to key business suppliers, the assessment and strategy phases are underway with approximately 82% of critical vendors and 65% of all vendors certifying compliance. In addition, critical suppliers are being contacted and additional steps will be undertaken to insure non-interruption of services before, during and after January 1, 2000. Contingency planning is in the final stages and will be completed in the third quarter of 1999. Electronic interchange of data will be tested and certified in the third quarter of 1999.

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

Dixon utilizes an IBM AS/400 system along with J. D. Edwards software for its core business applications. These systems have been upgraded to Y2K compliant versions. Manufacturing software systems that are non-compliant will be replaced by the J.D. Edwards system in the third quarter of 1999.

Since the inception of the project, the Company has incurred approximately $100,000 in incremental costs directly related to Y2K compliance. These costs were outside the normal and previously planned upgrades of systems. Based on assessments of equipment and systems, the Company expects additional Y2K expense to be approximately $50,000, which will not have a material affect on the Company's operations or financial condition. In addition, there will not be adverse impact due to postponement of IT projects because of resource constraints caused by the Y2K project.

The Company presently believes that its business-critical computer systems which are not presently Y2K compliant will have been replaced, upgraded or modified in the normal replacement cycle prior to the end of the third calendar quarter of 1999. Based on the progress the Company has made in addressing its Y2K issues and its plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with Y2K compliance at this time.


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

                                PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
---------------------------------------------

(a)  Exhibits
---  --------

        The following exhibits are required to be filed as part of this Quarterly Report on Form 10-Q:

        ( 2 )  a.   Share Purchase Agreement by and among Dixon Ticonderoga de
                    Mexico, S.A. de C.V., and by Grupo Ifam, S.A. de C.V., and
                    Guillermo Almazan Cueto with respect to the capital stock of Vinci de Mexico, S.A.de C.V.,
                    (English translation).****

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

     **Incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended June 30, 1997, file number 0-2655, filed in Washington, D.C.

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

     ******Incorporated by reference to the Company's current report on Form 8-K dated March 2, 1999, filed in Washington, D.C.


(b)  Reports on Form 8-K
---  -------------------

Not applicable.

                                         SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIXON TICONDEROGA COMPANY



Dated:  August 11, 1999       By:   /s/ Gino N. Pala
                              ---------------------------------
                              Gino N. Pala
                              Chairman of the Board,
                                President, Chief Executive
                                Officer and Director



Dated:  August 11, 1999       By:   /s/ Richard A. Asta
                              ---------------------------------
                              Richard A. Asta
                              Executive Vice President of
                                Finance and Chief Financial
                                Officer



Dated:  August 11, 1999       By:   /s/ John Adornetto
                              --------------------------------
                              John Adornetto
                              Vice President/Corporate
                                Controller and Chief
                                Accounting Officer