Form 10-K
period 1999-09-30
DIXON TICONDEROGA CO
filed 1999-12-30
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( d )

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1999
                          ------------------
Commission file number  0-2655
                        ------

                           DIXON TICONDEROGA COMPANY
-------------------------------------------------------------------------------
             (Exact name of  Company as specified in its charter)
Form 10-K

__X_ Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended September 30, 1999.
                                                     ------------------

____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) for the transaction period from _____ to
_____.


                  Delaware                                 23-0973760
---------------------------------------------  ---------------------------------
      (State or other jurisdiction of                   (I.R. S. Employer
       incorporation or organization)                Identification Number)

  195 International Parkway, Heathrow, FL                     32746
---------------------------------------------  ---------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code    (407) 829-9000
                                                      --------------

     Title of each class              Name of each exchange on which registered
--------------------------------      -----------------------------------------
Common Stock, $1.00 par value                American Stock Exchange
--------------------------------      -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Based on the closing sales price on December 3, 1999, the aggregate market value of the voting stock held by non-affiliates of the Company was $14,419,072.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 3, 1999: 3,283,906 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference:

Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 1999.

                                     PART I
                                     ---- -

ITEM 1.   BUSINESS
-------   --------
                          RECENT EVENTS AND STRATEGIES
                          ------ ------ --- ----------

     Dixon Ticonderoga Company (hereinafter the "Company") achieved record earning of approximately $6.7 million in its fiscal year ended September 30, 1999, largely due to the successful sale of its U.S. Graphite and Lubricants division for $23.5 million in March 1999. Management believes the sale of the these Industrial Group assets has significantly strengthened its financial position, thus allowing for expanded opportunities for growth of its Consumer Group, both internally and through possible acquisitions and joint ventures. Moreover, the Company's improved capitalization will make possible more aggressive restructuring of its Consumer Group operations to improve efficiency and reduce further operating costs to facilitate these growth strategies. Operating income of the Consumer Group (exclusive of restructuring costs discussed below) increased approximately 4.4% to $10.7 million in fiscal 1999.
     The improvement is attributable to the success of many of the Company's strategic objectives over the past several years. Earlier in 1999, the Consumer Group management team was reorganized to acquire additional expertise in consumer products sales and marketing. The Company introduced new promotional programs to increase its penetration of the educational and mass markets in
North America. The Company also continued its emphasis on improving its distribution and customer service systems and processes through technology enhancements and training at its new modernized distribution center. Management believes its current service levels with its major customers to be among the best in its industry.
     In 1999, the Company has also embarked on an extensive Restructuring and Cost Reduction Program directed toward improving its overall financial performance in the near future. Key actions adopted include Consumer plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. In connection with this initiative, the Company recorded non-recurring charges of approximately $1.9 million during 1999. When fully implemented, the annualized cost savings from these actions are expected to approximate $1.5 million.
     The Company also announced a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. To date, the Company has repurchased approximately 298,000 shares at a cost of approximately $2.6 million. In addition, the Company repurchased 5,722,760 (or approximately 17.2%) of the outstanding shares of its Mexican subsidiary, Grupo Dixon, S.A. de C.V. for approximately $3.7 million. The repurchase increases the Company's ownership in its subsidiary to 97%. Company management believes the repurchase program will enhance earnings over the long-term.
     In addition, the Company recently completed the recapitalization of its U.S. debt, including a new five-year $42.5 million credit agreement with a consortium of lenders, at more favorable terms than its previous principal financing arrangements. The Company also continued its human resources initiatives to enhance training, personal development, benefits and incentive compensation of its employees.

Further information regarding these matters is included elsewhere in this Annual Report on Form 10-K.

                              COMPANY ORGANIZATION
                              ------- ------------



                            Dixon Ticonderoga Company
                                    (Parent)


      -----------------------------------------------------------------
      |                          |                    |               |
      |                          |                    |               |
Dixon Ticonderoga, Inc.   Dixon Europe, Ltd.   Dixon Industrial  Ticonderoga
 Canada (Wholly-Owned)      (Wholly-Owned)          Mexico,        Graphite,
                                                 S.A. de C.V.   Inc./Inactive
      |                                         (Wholly-Owned)  (Wholly-Owned)
      |
Grupo Dixon S.A. de C.V.
and subsidiaries
(97% Owned)









                                     INDUSTRY SEGMENTS
                                     -------- --------

     The Company has two principal continuing business segments: its Consumer Group and Industrial Group. These segments, and the primary operations of each, are as follows:


      BUSINESS SEGMENTS                           OPERATIONS
      -------- --------                           ----------

       Consumer Group         Manufacture and sale of writing and drawing
                              pencils, pens, artist materials, felt tip markers, industrial markers, lumber crayons, correction materials and allied products.

      Industrial Group        Manufacture   and  sale  to   industry  of
                              amorphous  graphite,  clay  and  graphite  stopper
                              heads,    firebrick,     silicon-carbide    brick,
                              non-graphitic   refractory   kiln   furniture  and
                              furnace linings.


     Financial information regarding net revenues, operating profits and identifiable assets related to the Company's industry segments for the years ended September 30, 1999, 1998, and 1997, is contained in Note 13 to Consolidated Financial Statements.
     The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada and Europe) in which its operations are being conducted.

CONSUMER GROUP
-------- -----

     The Company manufactures its leading brand Ticonderoga(R) and a full line of pencils in Versailles, Missouri. The Company manufactures and markets advertising specialty pencils, pens and markers through its promotional products division. The Company also manufactures and markets Wearever(R) and Dixon(R) pen writing products as well as Prang(R) and Ticonderoga(R) lines of markers, mechanical pencils and allied products.
     In Sandusky, Ohio, the Company manufactures (mainly for wholesale school suppliers and retailers) its Prang(R) brand of soy-bean based and wax crayons, chalks, dry and liquid tempera, water colors and art materials. This division also manufactures special markers for industrial use, all of which are marketed and sold together with the products discussed above, by the U.S. Consumer division.
     Under an agreement with Warner Bros. Consumer Products, the Company also manufactures and markets in the U.S., Canada and Mexico a complete product line of pencils, pens, crayons, chalks, markers, paints, art kits and related items featuring the famous Looney Tunes(R) and Scooby Doo(R) characters. (See Note 14 to Consolidated Financial Statements.)
     Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer group.
     Grupo Dixon, S.A. de C.V., a majority-owned subsidiary (97%), is engaged, through its subsidiaries, in the manufacture and sale in Mexico of black and color writing and drawing pencils, correction materials, lumber crayons and allied products. Grupo Dixon also manufactures and sells in Mexico, under its Vinci(R) brand, certain products of the type manufactured at the Sandusky facility, as well as marker products and modeling clay.
     Dixon Europe, Limited, a wholly-owned subsidiary of the Company is engaged in the distribution of many Dixon consumer products in the United Kingdom and other European countries.





INDUSTRIAL GROUP
---------- -----

     The New Castle Refractories division, with plants located in Ohio, Pennsylvania and West Virginia, manufactures various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, silicon-carbide brick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries; refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads.
     Prior to the sale of the Company's U.S. Graphite and Lubricants Division in March 1999, the Industrial Group manufactured and sold processed natural and synthetic bulk graphite, graphite oil, solvent and water-based lubricants and colloidal graphitic suspensions.
     Dixon Industrial Mexico, S.A. de C.V., operates an amorphous graphite processing facility in Hermosillo, Mexico and is engaged in related activities.

                                  DISTRIBUTION
                                  ------------

     Consumer products manufactured in the Company's U.S. facilities are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. In an effort to enhance service levels (especially with large retail customers), the Company leased a central distribution center in Macon, Georgia. The consumer products manufactured at the Canadian and Mexican plants are distributed nationally in these countries through wholesalers, distributors, school supply houses and retailers. The Mexico subsidiary also operates a distribution center in Mexico City.
     The industrial products manufactured at various plants are sold by direct sales, manufacturers' representatives and industrial distributors in North America.

                                  RAW MATERIALS
                                  --- ---------

     Wood slats for pencil manufacturing can be considered a strategic raw material for the Company's business and are purchased from various suppliers in the U.S., Indonesia and China. Graphite, used in the manufacture of refractory products and leads for wood-cased pencils, is purchased principally in the U.S. There were no significant raw material shortages of any consequence during 1999 nor are any expected for future periods. However, as a safeguard, the Company purchased additional strategic raw materials in anticipation of Year 2000.

                       TRADEMARKS, PATENTS AND COPYRIGHTS
                       ----------- ------- --- ----------

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

                        SEASONAL ASPECTS OF THE BUSINESS
                        -------- ------- -- --- --------

     The Consumer Group reflects greater portions (approximately 63% in 1999) of its sales in the third and fourth fiscal quarters of the year due to shipments of school orders to its distribution network. This practice, which is standard for this industry, usually causes the Company to incur additional bank borrowings during the period between shipment and payment.
     The Industrial Group has no material seasonal aspects.

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

                            RESEARCH AND DEVELOPMENT
                            -------- --- -----------

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

                                    EMPLOYEES
                                    ---------

     The total number of persons employed by the Company was approximately 1,354 of which 604 were employed in the United States.


ITEM 2.  PROPERTIES
-------  ----------

     The properties of the Company, set forth in the following table are owned and are collateralized or pledged under the Company's loan agreement with a consortium of lenders (First Union Capital Corporation as agent), and its Heathrow, Florida, property, is subject to a separate mortgage agreement. See Notes 3 and 4 to Consolidated Financial Statements. Most of the buildings are of steel frame and masonry or concrete construction.

                                                                  SQUARE FEET
                             LOCATION                           OF FLOOR SPACE
                             --------                           --------------

    Heathrow, Florida (Corporate Headquarters)                         33,000
    Sandusky, Ohio (Consumer)                                         276,000
    New Castle, Pennsylvania (Refractories division)                  131,000
    Newell, West Virginia (Refractories division)                      45,000
    Massillon, Ohio (Refractories division)                           113,000
    Zoar, Ohio (Refractories division)                                 65,000
    Acton Vale, Quebec, Canada (Dixon Ticonderoga Inc.) (Consumer)     32,000
    Tlalnepantla, D.F., Mexico (Grupo Dixon, S.A. de C.V.) (Consumer)  55,000
    Mexico City, D.F., Mexico (Grupo Dixon, S.A. de C.V.)(Consumer)    64,000
    Versailles, Missouri (Consumer)                                   120,000
    Deer Lake, Pennsylvania (Consumer)                                150,000



     The Company leases approximately 100,000 square feet in Macon, Georgia for its U.S. Consumer central distribution center and 44,000 square feet in Mexico City for its Mexico distribution center. In addition, the Company's Dixon Industrial Mexico, S.A. de C.V., subsidiary leases 9,000 square feet in Hermosillo, Mexico.

ITEM 3.  LEGAL   PROCEEDINGS
-------  -----   -----------

     In March 1986, The Dixon Venture ("Venture") (an unrelated company) filed a civil action in the New Jersey Superior Court seeking recovery of damages and costs allegedly incurred by Venture in connection with the clean-up of industrial property acquired from the Company in Jersey City, New Jersey in February, 1984. Venture's claims were brought pursuant to the New Jersey Environmental Clean-up Responsibility Act ("ECRA"), an environmental remedial statute dealing with the transfer of industrial property.
     On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. In January 1998, the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company has continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and a legal malpractice action against its former attorneys. In 1999, the pending malpractice suit was dismissed and the Company has appealed the decision.
      Also see Note 14 to Consolidated Financial Statements.

ITEM 4.    SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
-------    ----------  --  -------  --  ----  --  --------  -------

      None.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE COMPANY'S  COMMON STOCK AND RELATED  SECURITY HOLDER
------- ------ --- --- ---------  ------ ----- --- -------  -------- ------
        MATTERS
        -------

     Dixon Ticonderoga Company common stock is traded on the American Stock Exchange under the symbol "DXT". The following table sets forth the low and high per share prices as per the American Stock Exchange closing prices for the applicable quarter.



                                     FISCAL               FISCAL
       QUARTER ENDING                 1999                 1998
       --------------                 ----                 ----
                                 LOW       HIGH       LOW        HIGH
                                -----     ------    -------     -------
         December 31            $7.88     $11.75     $12.88     $16.94
         March 31                8.56      11.75      12.63      15.00
         June 30                 9.81      12.13      12.38      15.56
         September 30            8.00      11.85       9.13      14.00





     Since fiscal 1990, the Board of Directors has suspended payment of dividends. The Board will continue to review the Company's future performance and determine the dividend policy on a quarter-to-quarter basis. The Company's debt agreements restrict the amount of dividends, which can be paid in the future. (See Notes 3 and 4 to Consolidated Financial Statements).
     The number of record holders of the Company's common stock at December 1, 1999 was 418.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -------- --------- ----

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   FOR THE FIVE YEARS ENDED SEPTEMBER 30, 1999
                    (in thousands, except per share amounts)

                                  1999         1998     1997     1996     1995
                                --------     -------- -------- -------- -------
REVENUES                        $114,689    $124,722 $115,055 $106,696  $95,565
                                ========   ========== ======== ======== =======

INCOME FROM
   CONTINUING OPERATIONS        $  6,682    $  3,136 $  3,601 $  1,168 $ 1,658

LOSS FROM DISCONTINUED
   OPERATIONS                         -           -        -        -    (595)

EXTRAORDINARY ITEM                    -           -        -      (282)      -
                                --------    -------- -------- -------- --------

NET INCOME                      $  6,682    $  3,136 $  3,601 $    886  $ 1,063
                                ========   ========= ======== ======== ========

EARNINGS (LOSS) PER
   COMMON SHARE (BASIC):
     CONTINUING OPERATIONS      $  1.95     $    .93 $   1.08 $    .36  $   .51

     DISCONTINUED OPERATIONS          -           -        -        -     (.18)

     EXTRAORDINARY ITEM               -           -        -      (.09)      -
                                --------   --------- -------- -------- --------

      NET INCOME               $   1.95     $    .93 $   1.08 $    .27  $   .33
                                ========   ========= ======== ======== ========

EARNINGS (LOSS) PER
   COMMON SHARE (DILUTED):
     CONTINUING OPERATIONS     $   1.87     $    .85 $   1.05 $    .36  $   .52

     DISCONTINUED OPERATIONS         -            -        -        -     (.19)

     EXTRAORDINARY ITEM              -            -        -      (.09)      -
                                --------    -------- -------- -------- --------

      NET INCOME                $   1.87    $    .85 $   1.05 $    .27  $   .33
                                ========    ======== ======== ========  =======

TOTAL ASSETS                    $ 92,888    $ 92,630 $ 84,161 $ 77,848  $70,158
                                ========    ======== ======== ========  =======

LONG-TERM DEBT                  $ 39,400(1) $ 21,927 $ 23,556 $ 25,119  $14,541
                                ========    ======== ======== ========  =======

DIVIDENDS PER
   COMMON SHARE                  $   -      $     -  $     -  $     -   $   -
                                 =======    ========= ======== ======== =======

(1) The increase in long-term debt in 1999 is attributable to the refinancing of the Company's previous revolving credit agreement under a new five-year facility. (See Notes 3 and 4 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ------------ ---------- --- -------- -- --------- --------- ---
        RESULTS OF OPERATIONS
        ------- -- ----------


SUMMARY  OF  RESULTS  OF  OPERATIONS
-------  --  -------  --  ----------

1999 vs. 1998:
---- --- -----

     Income before income taxes and minority interest increased $6,274,000 in 1999. Gain from the sale of the U.S. Graphite and Lubricants division in 1999 was $9,636,000. In 1999, the Company recorded a $1,917,000 pre-tax provision for restructuring and related costs associated with plant consolidation and a company - wide cost reduction program designed to improve overall financial performance in the future. Restructuring costs principally include anticipated losses from the sale or abandonment of property and equipment (approximating $1,330,000) and severance costs for affected employees (approximating $587,000). Through September 30, 1999, approximately $213,000 has been charged against the severance cost accrual, substantially related to costs associated with planned personnel reductions. (See Note 12 to Consolidated Financial Statements.) There was a $2,163,000 decrease in the Industrial operating profits primarily due to the sale of the U.S. Graphite and Lubricants division and weakness in the industries served by the Refractories division. Decreased U.S. interest expense, primarily due to proceeds from the division sale were offset by higher interest expense in Mexico, reflecting increased borrowings since it acquisition of Vinci (see Note 10 to Consolidated Financial Statements) and higher inventory levels. Income taxes increased principally due to significantly higher pre-tax income.


1998 vs. 1997:
---- --- -----

     Income before income taxes and minority interest decreased $1,683,000 in 1998. Foreign currency losses increased $1,717,000 (see Note 1 to Consolidated Financial Statements). Revenue increases in Mexico, due to the acquisition of Vinci (see Note 10 to Consolidated Financial Statements) and in the mass market, increased foreign operating profits $1,350,000, excluding currency losses. U.S. Consumer operating profits remained constant in spite of a revenue increase of $5,073,000 due to higher distribution, marketing and sales costs, (including costs incurred to close its previous distribution center and open a new facility operated by a third party) which offset higher gross profit margins. Legal and professional expenses increased $540,000 due primarily to ongoing legal costs incurred in an effort to recover from other responsible parties for the claim previously paid under ECRA as described in Item 3 and Note 14 to Consolidated Financial Statements. Interest expense increased $870,000 on higher U.S. and Mexico borrowings. Income tax expense decreased due to lower before tax income and lower effective foreign tax rates.

1997 vs. 1996:
---- --- -----

     Income before income taxes and minority interest increased $4,153,000 in 1997. In 1996, there were provisions for litigation settlements and legal costs of $2,039,000 (see Item 3 and Note 14 to Consolidated Financial Statements). Revenue increases of $5,715,000 in the foreign operations contributed to an increase in operating profits of $2,815,000. Manufacturing efficiencies and higher volume increased U.S. Consumer operating profits by $1,011,000. Higher employee benefit and insurance costs, consulting and professional expenses, and amortization of loan fees increased corporate administrative expenses by $870,000. Operating profits in the Industrial segment decreased $464,000 with gains in the Refractories division being more than offset by a decrease in the Graphite and Lubricants division operating profit, which suffered from competitive pricing pressures. Interest expense increased $380,000 on higher average borrowing rates during the year. The 1997 effective tax rates increased to more normal U.S. statutory and state tax rates overall, compared with 1996 which was favorably affected by lower foreign tax rates.

REVENUES
--------

     Overall 1999 revenues decreased $10,033,000 from the prior year. The changes by segment are as follows:

                         Increase(Decrease)       % Increase (Decrease)
                          (in thousands)    Total     Volume  Price / Mix
                          --------------    -----     ------  -----------

      Consumer U.S.         $(3,875)         (6)       (5)        (1)
      Consumer Foreign        1,373           5         2          3
      Industrial             (7,531)        (30)      (29)        (1)

     The U.S. Consumer revenue decrease was strictly in the mass retail (principally mega-store) market where customer consolidation and inventory reductions affected sales during the back-to-school buying season. Foreign Consumer revenues increased in Mexico by $944,000 and in Canada by $406,000, reflecting continuing success in their respective mass retail markets. The decrease in Industrial revenue was primarily due to the sale of the U.S. Graphite and Lubricants division and, to a lesser degree, weakness in the industries served by the Refractories division.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August of 1998. In the short term after such devaluations, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

     Revenues in 1998 increased $9,667,000 over the prior year. The changes by segment are as follows:


                               Increase(Decrease)        % Increase  (Decrease)
                                (in thousands)     Total   Volume     Price/Mix
                                --------------     -----   ------     ---------

      Consumer U.S.                 $5,073            8       8           -
      Consumer Foreign               5,385           22      40          (18)
      Industrial                      (791)          (3)     (3)          -



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

     Overall 1997 revenues increased $8,359,000 over the prior year. The changes by segment are as follows:

                        Increase(Decrease)            % Increase (Decrease)
                         (in thousands)      Total       Volume   Price/Mix
                         --------------      -----       ------   ---------
      Consumer U.S.          $1,945            3            2          1
      Consumer Foreign        5,715           30           22          8
      Industrial                699            3            4         (1)

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


OPERATING  PROFITS
---------  -------

     Operating profits (exclusive of the gain on sale of assets of $9,636,000 and provision for restructuring and related costs of $1,917,000) decreased $1,346,000 from 1998. Industrial operating profits decreased $2,163,000, primarily due to the sale of the U.S. Graphite and Lubricants division in March, 1999 and lower Refractories division profits due to weakness in the industries it serves. The reduction in Industrial gross profits substantially contributed to the relative increase in total cost of goods sold in 1999 (62.9% of sales as compared with 61.2% in 1998). As discussed above, U.S. Consumer revenue decreased significantly, yet operating profits only deceased $206,000 due to lower selling and administrative expenses from cost reduction efforts. Foreign operating profits increased $659,000 primarily due to higher revenues and more favorable foreign currency effects. General corporate expenses were also reduced by $364,000 reflecting cost reduction activities. The aforementioned gain on sale of assets relates to the sale of the U.S. Graphite and Lubricants Division. The provision for restructuring and related costs under the Company's cost reduction program principally represents anticipated impairment losses due to plant closures and consolidation, as well as employee severance costs. The aforementioned cost reduction efforts contributed to lower relative selling and administrative costs (29.5% of sales in 1999 compared to 30.8% of sales in
1998).
     There was a decrease of $811,000 in operating profits in 1998. The Company recorded foreign currency losses of $1,604,000 and $194,000 in Mexico and
Canada, respectively, as discussed in Note 1 to Consolidated Financial Statements. Foreign Consumer operating profit, excluding the foreign currency losses, increased approximately $1.9 million. This increase occurred in Mexico where the addition of Vinci (see Note 10 to Consolidated Financial Statements) added $1,220,000. The remainder of the increase was due to higher revenues and manufacturing efficiencies. U.S. Consumer operating profit increased $250,000 over the prior year as higher gross profit margins were partially offset by increased distribution, marketing and sales costs. Higher distribution costs, adversely impacted U.S. operating profit this year, caused in part by the closing of its previous distribution center and related start-up costs of a new facility operated by a third party. In addition, higher marketing and promotional costs had a negative impact on operating profit. Legal and professional services increased $540,000 primarily due to ongoing legal costs incurred in an effort to recover from other responsible parties for the claim paid under ECRA, as described in Item 3 and Note 14 to Consolidated Financial Statements. These above mentioned factors caused selling and administrative costs to increase (30.7% of sales in 1998 compared to 27.2% in 1997). Operating profit in the Industrial segment decreased $350,000 due to the decline in graphite revenue.
     There was an increase of $3,362,000 in operating profits in 1997 (exclusive of provisions for litigation settlements and related costs). Foreign operations increased $2,815,000. Mexico operating profit increased $2,393,000 and Canada increased $368,000 on revenue increases of 45% and 15%, respectively. U.S. Consumer operating profit increased $1,011,000 (exclusive of provisions for litigation settlements and related costs in 1996), primarily due to increased manufacturing efficiencies and higher volume. Industrial operating profit decreased $464,000 primarily due to competitive pricing pressures in the Graphite and Lubricants division. Total cost of goods sold in 1997 decreased (63.4% of sales as compared with 65.9% in 1996) due primarily to the aforementioned manufacturing efficiencies.

MINORITY  INTEREST
--------  --------

     Minority interest represents 3% of the net income of the consolidated subsidiary, Grupo Dixon, S.A. de C.V., since September, 1999, 20.2% from February 1997 and 49.9% prior thereto ($402,135, $704,940 and $808,536 in fiscal
1999, 1998 and 1997, respectively), equivalent to the extent of the investment of the minority shareholders. As described in Note 8 to Consolidated Financial Statements, this minority interest was created by an initial public offering in 1994. The Company has repurchased approximately 47% of its subsidiaries shares since February 1997.


EFFECT  OF  CERTAIN  NEW  ACCOUNTING  PRONOUNCEMENTS
------  --  -------  ---  ----------  --------------

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


LIQUIDITY  AND  CAPITAL  RESOURCES
---------  ---  -------  ---------

     The Company's cash flows used in operating activities increased $4.8 million in fiscal 1999, due principally to higher inventory levels in its Consumer Group. U.S. and Mexico Consumer inventories increased approximately $8 million due to the following factors: planned increases in strategic raw materials in anticipation of Year 2000; planned increases in certain finished goods to facilitate plant consolidation activities and new product introductions; and less than forecasted back-to-school shipments due to major customer consolidation and inventory reduction efforts. Management expects to reverse the trend of increasing inventories and improve operating cash flows in fiscal 2000, as new material and finished goods levels normalize based upon forecasted production and sales. The increase in inventories was partially offset by increased accounts receivable collections in fiscal 1999. As is the case historically, cyclical short-term borrowings (see below) financed peak mid-year working capital requirements. Total net cash flows used in operating activities of $10.4 million excludes the effects of the sale of assets of the Company's U.S. Graphite and Lubricants division.
     The Company's 1999 investing activities included approximately $1,010,000 in purchases of property and equipment (before net disposals of $370,000) as compared with $1,351,000 in the prior year. There has been a lower level of purchases as compared with prior years, due to better capital budgeting and the continued use of leasing as a financing alternative to acquiring equipment. Since 1997, the Company has financed in excess of $3 million of strategic manufacturing equipment under long-term operating lease arrangements. (See Note 14 to Consolidated Financial Statements.) Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements. Total cash provided from investing activities increased dramatically due to the cash proceeds of approximately $19.6 million from the sale of the U.S. Graphite and Lubricants division. These proceeds (net of escrowed funds and income tax payments) were initially used to reduce short-term indebtedness described below. In addition, in 1998, the Company's Mexico subsidiary acquired the stock of Vinci de Mexico, S.A. de C.V., for approximately $3.3 million.
     In September 1999, the Company entered into new primary financing arrangements with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The underlying loan and security agreements include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate (8.5% at September 30,
1999) plus 0.25%, or the prevailing LIBOR rate (approximately 5.4% at September 30, 1999) plus 1.75% through December 2000. Borrowings under the new revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has previously executed an interest rate swap agreement which effectively fixes the rate of interest on $5 million of the revolver debt at 8.12% through 2000. The loan and security agreements also include a term loan in the amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company has previously executed an interest rate swap agreement which effectively fixes the rate of interest on approximately $2.8 million of the term loan at 8% through 2000.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions. As of September 30, 1999, the Company had approximately $20 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $7 million in bank lines of credit ($4.5 million unused as of September 30, 1999) which bear interest at a rate based upon enter a floating U.S. bank rate or the rate of certain Mexican government securities.
     In 1996, the Company completed the private placement of $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. In 1998, the Company canceled a reverse interest rate swap agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, which is being recognized over the remaining original term of the notes. The note agreement, as amended, contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. The Company is presently in compliance with all such provisions.
     The Company entered into the aforementioned interest rate swap agreement to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The swaps are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.
     The Company's repurchases of its stock and the stock of its Mexico subsidiary (See Notes 7 and 8 to Consolidated Financial Statements) were financed through the aforementioned and previous U.S. revolving line of credit facilities.
     The Mexico subsidiary's acquisition of Vinci (See Note 10 to Consolidated Financial Statements) was financed initially through on-hand cash and cash equivalents. The additional working capital needs in Mexico are financed through the U.S. and Mexico bank lines of credit discussed above.
     Refer to Notes 3 and 4 to Consolidated Financial Statements for further description of the aforementioned financing arrangements.
     The existing sources of financing and cash expected to be generated from future operations and / or assets sales will, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of its obligations.

YEAR  2000  READINESS  DISCLOSURE
----  ----  ---------  ----------

     The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations while interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as `computer related' (referred to as `non-IT') may contain embedded hardware or software that may have a time element dependency.
     Dixon began work on the Year 2000 (Y2K) compliance issue in 1998. The scope of the project includes addressing the compliance of all applications, operating systems, and hardware on mid-range, PC and Local area network platforms;
addressing issues related to non-IT embedded hardware and software; and addressing the compliance of business partners.
     The project has five phases: assessment of systems and equipment affected by the Y2K issue; definition of strategies to address affected systems and equipment; remediation of systems; testing of systems; and certification of systems. To certify that all IT systems are Y2K compliant, each system will be tested using a standard testing methodology which includes millennium testing, millennium leap year testing and cross-over year testing. Testing will be performed on each system as remediation is completed.
     Dixon has completed all phases for its U.S. and Canadian operations. Its Mexican operations have been brought into compliance by a complete system replacement. Dixon's non-IT related systems and equipment are currently Y2K compliant. This statement is based primarily upon communication with the vendors as well as physical inspection, assessment, remediation and testing of equipment and related controlling software.
     With respect to key business suppliers, the assessment and strategy phases are underway with approximately 67% of all vendors and approaching 100% of critical vendors certifying compliance. In addition, any non-responding critical suppliers have been identified and additional steps are underway to insure that there will be no interruption of services before, during and after January 1, 2000. Contingency planning and testing will continue for the rest of 1999.
     We are also dependent upon our customers for sales and cash flow. Y2K interruptions in our customers' operations could result in reduced sales, increase inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence. We are taking steps to monitor the status of our customers as a means of determining risks and alternatives.
     Dixon utilizes an IBM AS/400 system along with J. D. Edwards software for its core business applications. These systems have been assessed, upgraded, corrected where necessary and tested to insure continuous and accurate processing of information.
     Since the inception of the project, the company has incurred approximately $130,000 in costs directly related to Y2K compliance. These costs were outside the normal and previously planned upgrades of systems. Based on assessments of equipment and systems, the company expects additional Y2K expense to be less than $10,000, which will not have a material affect on the Company's operations or financial condition. In addition, there will not be adverse impact due to postponement of IT projects because of resource constraints caused by the Y2K project.
     The Company presently believes that its business-critical computer systems as well as non-IT related systems and equipment are Y2K compliant. Based on the progress the Company has made in addressing its Y2K issues and the Company's efforts to complete its contingency planning, the Company does not foresee significant risks associated with Y2K compliance at this time.


FORWARD-LOOKING STATEMENTS
--------------- ----------

     Any "forward-looking statements" contained in this Annual Report on Form 10-K (including without limitation, management's expectation with respect to the Company's ability to meet its current and anticipated obligations, the Company's expectation as to the effect of new accounting pronouncements on its financial position or results of operations, and its readiness with respect to Y2K, among others) involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) certain foreign currency exchange risk, interest rate fluctuation risk and Y2K compliance risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---- --- ------------ --- ----------- ----------- ----- ------ ----

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.

     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 32% of the Company's fiscal 1999 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar would impact reported operating profit by $300,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of September 30, 1999, approximately 45% of total short and long-term debt is fixed, at rates between 8% and 12%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. Certain interest rate swaps, which expire in 2000, fix the rate of interest on $7.8 million of this debt at approximately 8%. A change in the average prevailing interest rates of the remaining debt of 1% would not have a material effect upon the Company's results of operations or cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------   ---------  ----------  ---  -------------  ----


                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




                                                                         PAGE
                                                                         ----

Report of Independent Certified Public Accountants                         18

Consolidated Balance Sheets as of
  September 30, 1999 and 1998                                           19-20

Consolidated  Statements of  Operations  For the Years
  Ended September 30, 1999, 1998 and 1997                                  21

Consolidated  Statements of Comprehensive Income
  For the Years Ended September 30, 1999, 1998 and 1997                    22

Consolidated Statements of Shareholders' Equity
  For the Years Ended  September 30, 1999,  1998 and 1997                  23

Consolidated  Statements  of Cash  Flows For the
  Years Ended September 30, 1999, 1998 and 1997                         24-25

Notes to Consolidated Financial Statements                              26-39

Schedule For the Years Ended September 30, 1999, 1998, and 1997:

      II. Valuation and Qualifying Accounts                                40

      Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Consent of Independent Certified Public Accountants                        41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors of
Dixon Ticonderoga Company


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dixon Ticonderoga Company and its subsidiaries at September 30, 1999 and 1998, and the results of their operations, their comprehensive income and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Orlando, Florida
November 24, 1999

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998


                                                     1999             1998
     ASSETS:                                      -----------      ------------
     ------

CURRENT ASSETS:

   Cash and cash equivalents                      $   935,413      $ 2,853,281
   Receivables, less allowance for doubtful
     accounts of $1,428,541 in 1999 and            29,343,196       31,810,617
     $1,369,815 in 1998
   Inventories                                     39,425,594       37,445,502
   Other current assets                             2,381,518        1,630,381
                                                  ------------     ------------

      Total current assets                         72,085,721       73,739,781
                                                  ------------     ------------

PROPERTY, PLANT AND EQUIPMENT:

   Land and buildings                              13,413,125       14,847,930
   Machinery and equipment                         17,661,335       21,182,762
   Furniture and fixtures                           1,753,765        1,213,662
                                                  ------------     ------------

                                                   32,828,225       37,244,354
      Less accumulated depreciation               (19,004,402)     (20,975,708)
                                                  ------------     ------------

                                                   13,823,823       16,268,646
                                                  ------------     ------------

OTHER ASSETS                                        6,978,123        2,621,460
                                                  ------------     ------------

                                                  $92,887,667      $92,629,887
                                                  ============     ============


      LIABILITIES AND SHAREHOLDERS' EQUITY:          1999           1998
      ----------- --- ------------- -------       ------------   ------------

CURRENT LIABILITIES:
   Notes payable                                   $2,578,467    $26,031,951
   Current maturities of long-term debt             1,638,835      1,879,775
   Accounts payable                                 6,143,136      7,765,451
   Accrued liabilities                             12,268,095      8,482,278
                                                  ------------   ------------

      Total current liabilities                    22,628,533     44,159,455
                                                  ------------   ------------

LONG-TERM DEBT                                     39,399,795     21,927,289
                                                  ------------   ------------

DEFERRED INCOME TAXES AND OTHER                        96,843        776,100
                                                  ------------   ------------

MINORITY INTEREST                                     533,390      2,711,805
                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized 100,000
     shares, none issued                                  -              -
   Common stock, par $1, authorized 8,000,000
     shares, issued 3,688,559 shares in 1999 and
     3,654,558 shares in 1998                       3,688,559      3,654,558
   Capital in excess of par value                   3,586,471      3,327,755
   Retained earnings                               26,945,792     20,264,057
   Accumulated comprehensive income (loss)         (2,416,475)    (3,373,837)
                                                  ------------   -----------
                                                   31,804,347     23,872,533
   Less treasury stock, at cost (292,789 shares
     in 1999 and 222,841 shares in 1998)           (1,575,241)      (817,295)
                                                  ------------   ------------

                                                   30,229,106     23,055,238
                                                  ------------   ------------

                                                  $92,887,667    $92,629,887
                                                  ============   ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.


                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                          1999           1998          1997
                                      -------------   ------------  -----------

REVENUES                              $114,689,474    $124,721,758 $115,054,806
                                      -------------   ------------ ------------

COSTS AND EXPENSES:
  Cost of goods sold                    72,170,810     76,296,877   72,916,837
  Selling and administrative expenses   33,789,975     38,349,867   31,252,037
  Provision for restructuring and
   related costs                         1,916,800         -            -
                                      -------------   ------------ -----------

                                       107,877,585    114,646,744  104,168,874
                                      -------------   ------------ -----------

GAIN ON SALE OF ASSETS                   9,636,318         -            -
                                      -------------   ------------ -----------

OPERATING INCOME                        16,448,207     10,075,014   10,885,932

INTEREST EXPENSE                         4,771,109      4,671,646    3,799,760
                                      -------------   ------------ -----------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST                 11,677,098      5,403,368    7,086,172

INCOME TAXES                             4,593,228      1,562,069    2,676,458
                                      -------------   ------------ -----------
                                         7,083,870      3,841,299    4,409,714

MINORITY INTEREST                          402,135        704,940      808,536
                                      -------------   ------------ -----------

NET INCOME                             $ 6,681,735    $ 3,136,359  $ 3,601,178
                                      =============   ============ ===========

EARNINGS PER COMMON SHARE (BASIC)      $      1.95    $       .93  $      1.08
                                      =============   ============ ===========

EARNINGS PER COMMON SHARE (DILUTED)    $      1.87    $       .85  $      1.05
                                      =============   ============ ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED SEPTEMBER 30,1999, 1998, AND 1997



                                     1999             1998             1997
                                  -----------      ------------    ------------

NET INCOME                        $6,681,735      $ 3,136,359      $ 3,601,178

OTHER COMPREHENSIVE INCOME (LOSS):

   Foreign currency translation
     adjustments                      957,362         (604,981)        (99,825)
                                  -----------      ------------     -----------

TOTAL COMPREHENSIVE INCOME        $7,639,097      $ 2,531,378      $ 3,501,353
                                  ===========      ============     ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                       Common       Capital in                   Accumulated
                                      Stock $1       Excess of      Retained     Comprehensive      Treasury
                                      Par Value      Par Value      Earnings     Income (Loss)       Stock
                                     ------------   ------------  ------------  ---------------  -------------

BALANCE, September 30, 1996          $ 3,537,211    $ 2,489,674   $ 13,526,520   $ (2,669,031)   $   (892,818)
   Net income                                                        3,601,178
   Cumulative translation adjustment                                                  (99,825)
   Employee stock options exercised       54,470        260,669
   Employee Stock Purchase Plan
      (9,339 shares)                                     20,325                                        34,252
                                     -----------    -----------   ------------    -----------    ------------

BALANCE, September 30, 1997            3,591,681      2,770,668     17,127,698     (2,768,856)       (858,566)
   Net income                                                        3,136,359
   Cumulative translation adjustment                                                 (604,981)
   Employee stock options exercised       62,877        529,013
   Employee Stock Purchase Plan
      (11,253 shares)                                    28,074                                        41,271
                                     -----------    -----------   ------------    -----------    ------------


BALANCE, September 30, 1998            3,654,558      3,327,755     20,264,057     (3,373,837)       (817,295)
   Net income                                                        6,681,735
   Cumulative translation adjustment                                                  957,362
   Employee stock options exercised       34,001        227,094
   Employee Stock Purchase Plan
      (6,619 shares)                                     31,622                                        31,672
   Purchase of treasury stock
      (76,567 shares)                                                                                (789,618)
                                     -----------    -----------   ------------    -----------    ------------

BALANCE, September 30, 1999          $ 3,688,559    $ 3,586,471   $ 26,945,792   $ (2,416,475)   $ (1,575,241)
                                     ===========    ===========   ============    ===========    ============


                         DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                             1999          1998          1997
                                          ------------  ------------  ---------
Cash flows from operating activities:

Net income                               $ 6,681,735   $ 3,136,359  $ 3,601,178

Adjustments  to  reconcile  net income to
   net cash provided  by (used in)
   operating activities:
   Depreciation and amortization           2,607,425     2,933,660    2,571,660
   Deferred taxes                           (889,000)    1,448,626     (228,039)
   Provision for doubtful accounts
      receivable                             191,356       105,126      248,576
   Gain on sale of assets                 (9,636,318)        -             -
   Income    attributable   to   minority
      interest                               402,135       704,940      808,536
   (Income) loss  attributable to foreign
      currency exchange                     (127,299)    1,798,357       80,829
Changes in assets [(increase) decrease]
   and liabilities [increase (decrease)]:
   Receivables, net                        1,677,182    (5,726,094)  (2,862,231)
   Inventories                            (7,279,117)   (5,326,301)    (207,379)
   Other current assets                     (781,505)      253,571     (374,881)
   Accounts  payable and accrued
      liabilities                         (1,787,274)   (4,558,206)   3,703,760
   Other assets                           (1,480,679)     (437,785)    (655,730)
                                          ------------  ------------  ---------

Net cash  provided by (used in)
   operating activities                  (10,421,359)   (5,667,747)   6,686,279
                                          ------------  ------------  ---------

Cash flows from investing activities:
   Purchases of plant and equipment, net    (638,384)   (1,350,855)  (1,938,543)
   Proceeds on sale of assets             19,596,710     1,089,399         -
   Payment  for   purchase  of  Vinci  de
      Mexico,  S.A.  de  C.V.,  net of
      cash acquired                            -        (3,289,200)        -
                                          ------------  ------------  ---------

Net cash  provided by (used in)
   investing activities                   18,958,326    (3,550,656)  (1,938,543)
                                          ------------  ------------  ---------


                                             1999          1998         1997
                                          ------------ ------------  ----------

Cash flows from financing activities:

Principal reductions of notes payable      (23,361,167)       -           -
Proceeds from additions to long-term debt   17,523,741        -           -
Proceeds from additions to notes payable         -        8,672,323   1,918,202
Principal reductions of long-term debt        (320,471)  (1,672,606) (1,433,695)
Purchase of treasury stock                    (789,618)       -            -
Purchase of subsidiary stock                (3,734,668)       -      (2,519,324)
Other non-current liabilities                 (465,169)      44,044     197,435
Employee Stock Purchase Plan                    63,294       69,345      54,577
Exercise of stock options                      261,095      368,103     162,512
                                          ------------ ------------  ----------

Net cash  provided by (used in) financing
   activities                              (10,822,963)   7,481,209  (1,620,293)
                                          ------------ ------------  -----------

Effect of exchange rate changes on cash        368,128   (1,017,112)   (116,888)
                                          ------------ ------------  -----------

Net increase  (decrease) in cash and cash
   equivalents                              (1,917,868)  (2,754,306)  3,010,555

Cash and cash  equivalents,  beginning of
   year                                      2,853,281    5,607,587   2,597,032
                                          ------------ ------------  ----------

Cash and cash equivalents, end of year    $  935,413    $ 2,853,281 $ 5,607,587
                                          ============ ============ ===========

Supplemental disclosures:

Cash paid during the year for:
   Interest                               $  4,887,426  $ 4,690,538 $ 4,127,005
   Income taxes                              5,100,663      893,756   1,570,774


      During fiscal 1999, the Company accepted a note receivable of $3,250,000 as partial consideration for the sale of assets of its U.S. Graphite and Lubricants division.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
---   -------  --  -----------  ----------  ---------

      Business:
      ---------

      Dixon Ticonderoga Company is a diversified manufacturer and marketer of writing and art products as well as a producer of graphite, lubricant and refractory products. Its largest principal customers are school products distributors, mass merchandisers and industrial manufacturers, although none account for over 5% of revenues.

      Estimates:
      ----------

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

      Loss contingencies:
      ---- --------------

      The  Company  recognizes  loss  contingencies,   including   environmental
      liabilities, when they become probable and the related amounts can be reasonably estimated.

      Principles of consolidation:
      ---------- -- --------------

      The consolidated financial statements include the accounts of Dixon Ticonderoga Company and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share of the equity of the Company's Grupo Dixon, S.A. de C.V., subsidiary. In 1999, the Company repurchased shares of this subsidiary on the open market, reducing the minority interest from 20.2% to 3%.

      Translation  of  foreign  currencies:
      -----------  --  -------  -----------

      In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subsidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of other comprehensive income (loss), except for Mexico for the period January 1, 1997 through December 31, 1998. As of January 1, 1997 Mexico was considered a highly inflationary economy for purposes of applying this statement. Mexico translation gains and losses, therefore, affected results of operations through December 31, 1998. Gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. Total foreign currency exchange gains (losses) included in operating income were approximately $127,000, $(1,798,000) and ($81,000) for fiscal years 1999, 1998 and 1997, respectively.

      Cash  and  cash  equivalents:
      ----  ---  ----  ------------

      Cash and cash equivalents include investment instruments with a maturity of three months or less at time of purchase.

      Inventories:
      ------------

      Inventories are stated at the lower of cost or market. Certain inventories amounting to $16,144,000 and $16,458,000 at September 30, 1999 and 1998,
      respectively, are stated on the last-in, first-out (LIFO) method of determining inventory costs. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $962,000 and $816,000 higher at September 30, 1999 and 1998, respectively. All other inventories are accounted for using the FIFO method.

      The financial accounting basis for the LIFO inventories exceeds the LIFO tax basis by approximately $261,000 and $1,375,000 at September 30, 1999 and 1998, respectively.

      Inventories consist of (in thousands):

                                              September 30,
                                             1999       1998
                                           ---------  ---------

            Raw material                    $15,246    $13,303
            Work in process                   5,016      4,651
            Finished goods                   19,164     19,492
                                           ---------  ---------

                                            $39,426    $37,446
                                           =========  =========


      Property,  plant  and  equipment:
      ---------  -----  ---  ----------

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


      Impairment of long-lived assets:
      ---------- -- ---------- -------

      Long-lived assets used in the Company's operations, including cost in excess of net assets of businesses acquired, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are the associated current and forecasted undiscounted operating cash flows. The Company's policy is to record an impairment loss when it is determined it is probable that the carrying amount of the asset exceeds its fair value.

      Stock-based compensation:
      ----------- -------------

      The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board (APB) Opinion 25 and related interpretations. APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. The Company provides additional proforma disclosures as required under FASB Statement No. 123, "Accounting For Stock-Based Compensation".


      Income taxes:
      ------ ------

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


(2)   ACCRUED  LIABILITIES:
---   -------  ------------

      The major components of accrued liabilities are as follows (in thousands):

                                               September 30,
                                             1999        1998
                                           ---------  ---------

            Salaries and wages               $1,433    $ 2,244
            Employee benefit plans              594        511
            Income taxes                      2,540      1,712
            Other                             7,701      4,015
                                           ---------  ---------

                                           $ 12,268    $ 8,482
                                           =========  =========


(3)   NOTES  PAYABLE:
---   ----   --------

      On September 30, 1999, the Company's revolving credit facility was refinanced as long-term debt, due in 2004. Borrowings under the previous credit facility ($23,043,000 as of September 30, 1998) were retired in fiscal 1999 (See Note 4).

      The Company's Mexican subsidiary has bank lines of credit totaling approximately $7 million, under which $2.5 and $2.9 million of unsecured notes payable were outstanding as of September 30, 1999 and 1998, respectively. The notes bear interest (approximately 9.2% at September 30, 1999) based upon either a floating U.S. bank rate or the rate of certain Mexican government securities and is renewable annually.

      The weighted average interest rate of the Company's outstanding notes payable (including foreign borrowings) was 9.3%, 10.0% and 9.0% as of September 30, 1999, 1998 and 1997, respectively.

(4) LONG-TERM DEBT:
--- --------- -----

      Long-term debt consists of the following (in thousands):

                                               September 30,
                                              1999      1998
                                           ---------  ---------

            12% Senior Subordinated Notes  $ 16,500   $ 16,500
            Bank notes payable               14,468        -
            Bank term loan                    7,500      4,444
            Building mortgage                 2,398      2,513
            Other                               173        350
                                           ---------  ---------
                                             41,039     23,807
            Less current maturities          (1,639)    (1,880)
                                           ---------  ---------

                                           $ 39,400   $ 21,927
                                           =========  =========

      In September 1999, the Company entered into new primary financing arrangements with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The underlying loan and security agreements include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate (8.5% at September 30, 1999) plus 0.25%, or the prevailing LIBOR rate (approximately 5.4% at September 30, 1999) plus 1.75% through December 2000. Thereafter, the interest rate can vary based upon certain financial performance ratios (as defined in the agreement), but in no event greater than the prime rate, plus 1% or the LIBOR rate plus 2.5%. Borrowings under the new revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has previously executed an interest rate swap agreement which effectively fixes the rate of interest on $5 million of the revolver debt at 8.12% through July 2000.

      The loan and security agreements also include a term loan in the amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above for the revolving credit facility. The Company has previously executed an interest rate swap agreement which effectively fixes the rate of interest on approximately $2.8 million of the term loan at 8% through May 2001.

      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. At September 30, 1999, the Company had approximately $20 million of unused lines of credit available under the revolving credit facility. A fee of 0.25% is paid on the unused portion of this facility.

      In 1996, the Company completed the private placement of $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. In connection with the private placement, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. No value was assigned to the warrants, which expire in 2003, based on a fair market value determination at the date of issuance. In 1998, the Company canceled a reverse interest rate swap agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, which is being recognized over the remaining original term of the notes. The note agreement, as amended, contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios.

      In addition, in 1996 the Company entered into a mortgage agreement with respect to its corporate headquarters building in Heathrow, Florida. The mortgage (in the original amount of $2.73 million) is for a period of 15 years and bears interest at 8.1%.

      Carrying values of the Senior Subordinated Notes, the bank notes payable and term loan and the building mortgage are reasonable estimates of fair value as interest rates are based on prevailing market rates. The aggregate fair value of the Company's two remaining interest rate swap agreements (discussed above ) is an unrecognized loss of approximately $42,000, representing the net cost to cancel the underlying agreements as of September 30, 1999.

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

      Aggregate maturities of long-term debt are as follows (in thousands):

                                 2000           $1,639
                                 2001            7,214
                                 2002            7,199
                                 2003            7,185
                                 2004           16,140
                                 Thereafter      1,662
                                               --------
                                               $41,039
                                               ========

(5)   INCOME  TAXES:
---   ------  ------

      The components of net deferred tax asset (liability) recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                    1999           1998
                                                 ------------   ------------
      U.S. current deferred tax assets
         (included in other current assets)       $  258        $   555
      Foreign current deferred tax liability
         (included in accrued liabilities)        (1,343)         (1,091)
      U.S. and foreign, noncurrent deferred tax
         asset (liability) (included in other
         assets and deferred income taxes and
         other, respectively)                      1,156            (525)
                                                 ------------   ------------

         Net deferred tax asset (liability)       $   71        $ (1,061)
                                                 ============   ============

      Deferred tax assets:
         Vacation pay                             $  135        $    266
         Accrued pension                             466             368
         Accrued restructuring and related costs     357              -
         Accrued environmental costs                 148              90
         Installment sale and related expenses       434              -
         Other                                       126              45
         Foreign net operating loss carryforward     509             507
         Valuation allowance                        (509)           (507)
                                                 ------------   ------------

         Total deferred tax asset                  1,666             769
                                                 ------------   ------------

      Deferred tax liabilities:
         Inventories                                (962)         (1,094)
         Depreciation                               (105)           (198)
         Property, plant and equipment              (528)           (538)
                                                 ------------   ------------

         Total deferred tax liability             (1,595)         (1,830)
                                                 ------------   ------------

      Net deferred tax asset (liability)          $   71        $ (1,061)
                                                 ============   ============

      It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. Certain undistributed earnings of foreign subsidiaries that are essentially permanent in duration and not expected to reverse in the foreseeable future approximate $21,632,000 as of September 30, 1999. The determination of the unrecognized deferred tax liability for such temporary differences is not practicable.

     The provision for income taxes from continuing operations is comprised of the following (in thousands):

                         1999       1998       1997
                       --------   --------  --------
  Current:
     U.S. Federal      $3,463     $ (656)    $  773
     State                491         41         85
     Foreign            1,528        728      2,046
                       -------    -------    -------
                        5,482        113      2,904
                       -------    -------    -------
  Deferred:
     U.S. Federal        (929)       916        (51)
     State               (110)        -          -
     Foreign              150        533       (177)
                       -------    -------    -------

                         (889)     1,449       (228)
                       -------    -------    -------
                       $4,593     $1,562     $2,676
                       =======    =======    =======


      Foreign deferred tax provision (benefit) is comprised principally of temporary differences related to Mexico asset purchases. U.S. deferred provision in 1998 results primarily from legal expenses deducted on the books in prior years that were deductible for tax purposes that year. The U.S. deferred (benefit) in 1999 and 1997 result primarily from expenses accrued but not yet deductible for taxes.

      The Company has net operating loss carryforwards for its United Kingdom subsidiary of approximately $2 million without an expiration date, for which the related benefit is fully reserved through a valuation allowance, as their utilization is uncertain.

      The differences between the provision for income taxes on continuing operations computed at the U.S. statutory federal income tax rate and the provision in the consolidated financial statements are as follows (in thousands):

                                                  1999       1998       1997
                                                --------   --------  ---------

        Amount computed using statutory rate     $3,970      $1,837    $2,409


        Foreign income                              (26)      (557)        38

        State  taxes,  net of  federal benefit      252          27        56

        Permanent differences                       231         239       138

        Others                                      166          16        35
                                                --------   --------  ---------

        Provision for income taxes              $ 4,593     $ 1,562   $ 2,676
                                                ========   ========  =========

     Permanent differences result primarily from intercompany net income that is eliminated from the consolidated statements of operations but are taxed in various jurisdictions.

     A Revenue Canada examination with respect to its 1994 and 1995 tax years, resulted in an assessment which was paid in fiscal 1999. The Company has an appeal pending with Revenue Canada. All tax and interest has been provided for and no liability or recovery is reflected in the Consolidated Financial Statements.

(6)   EMPLOYEE  BENEFIT  PLANS:
---   --------  -------  ------

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

     In 1999, the Company adopted the revised disclosure requirements of FASB Statement No.132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". This statement standardized the disclosures of pensions and other postretirement benefits into a combined format but did not change the accounting for these benefits. Prior years' information has been reclassified to conform to the new disclosure format.

     The following tables set forth the plans' funded status (accumulated benefits exceed assets in all plans) and other information for the fiscal years ended September 30, 1999 and 1998 (in thousands):

                                                       September 30,

                                                      1999       1998
                                                    ---------  ---------
         Change in benefit obligation:

         Obligation at beginning of year             $4,123     $3,428

         Service cost                                   311        358

         Interest cost                                  235        217

         Actuarial (gain) loss                          (74)       362

         Benefit payments                              (320)      (242)
                                                    ---------  ---------

         Obligation at end of year                   $4,275     $4,123
                                                    =========  =========




         Change in market value of plan assets:

         Market value at beginning of year           $2,692     $2,243

         Actual return on plan assets                    45        268

         Employer contributions                         489        423

         Benefit payments                              (320)      (242)
                                                    ---------  ---------

         Market value at end of year                 $2,906     $2,692
                                                    =========  =========

                                                        September 30,
                                                      1999       1998
                                                    ---------  ---------
         Actuarial present value of:

         Accumulated benefit obligation             $(4,275)   $(4,123)
                                                    =========  =========

         Projected benefit obligation               $(4,275)   $(4,123)

         Plan assets at market value                  2,906      2,692
                                                    ---------  ---------

         Projected benefit obligation in excess of
         plan assets                                 (1,369)     (1,431)

         Unrecognized net gain from past
            experience different from assumptions       875         830

         Unrecognized net obligation being
            recognized over periods from 10 to 16
            years                                       730         830
                                                    ---------  ---------

         Prepaid pension expense                     $  236     $   229
                                                    =========  =========





  Net periodic pension costs include the following components (in thousands):

                                                     1999       1998       1997
                                                   ---------  ---------  ------
  Service costs - benefits earned during period      $  311    $  126   $  126
  Interest cost on projected benefit obligation         235       217      220
  Expected return on plan assets                       (203)     (269)     (58)
  Net amortization and deferral                         139       190       30
                                                    --------- --------   ------
  Net periodic pension cost                          $  482    $  264   $  318
                                                    ========= =========  ======


     In determining the projected benefit obligation, the assumed discount rates ranged from 4.25 % to 7.5 % for 1999, 4.25% to 6.0% for 1998 and 4.5% to
     7.5% for 1997. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5 % to 8.5 % in all years presented above. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

     The Company also maintains a defined-contribution plan (401k) for all non-union domestic employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4 %, as specified in the plan. Charges to operations for these plans for the years ended September 30, 1999, 1998 and 1997 were $871,000, $875,000 and $ 617,000, respectively.

(7)   SHAREHOLDERS'  EQUITY:
---   -------------  -------

      The Company provides an Employee Stock Purchase Plan under which shares of its common stock can be issued to eligible employees. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10 % of their compensation at the lower of 85 % of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 1999, 1998 and 1997, 6,619, 11,253 and 9,339 shares, respectively, were issued under this plan. At September 30, 1999, there are 92,478 shares available for future purchases under the plan.

      The Company has also granted non-qualified options to key employees, under the 1988 Dixon Ticonderoga Company Executive Stock Plan to purchase shares of its common stock at the market price on the date of grant. Under the 1988 Plan (as amended) options vest 25 % after one year; 25 % after two years; and 50 % after three years, and remain exercisable for a period of five years from the date of vesting. All options expire three months after termination of employment. At September 30, 1999, there were 399,625 options outstanding and no shares available for future grants under the 1988 Plan.

      In addition, the Dixon Ticonderoga Company 1999 Stock Option Plan (the "New Plan") was adopted in fiscal 1999, covering a maximum aggregate 300,000 shares. Under the New Plan, qualified incentive stock options or non-qualified stock options can be granted to employees at the market price on the date of grant and which will vest on the same bases as the 1988 Plan described above. Non-qualified options under the New Plan may also be issued to Company outside directors at the market price on the date of grant and which may vest over varying periods. In 1999, 30,000 non-qualified options were granted to outside directors under the New Plan. The granted options vest over a two-year period. At September 30, 1999 there were 270,000 shares available for future grants under the New Plan. The following table summarizes the combined stock options activity for 1999, 1998 and 1997:

                                  1999               1998               1997
                          ------------------ ------------------ ----------------
                            Number   Option   Number    Option   Number   Option
                          of Shares  Price   of Shares   Price   of Shares Price
                          --------- -------- --------- -------- ---------- -----

      Options outstanding                                         36,817   $4.75
         at beginning of       312   $7.75     18,935   $7.75     42,375    7.75
         year                                   2,000    6.13      2,000    6.13
                            44,250    8.63     72,750    8.63     97,000    8.63
                            60,125    6.75     72,750    6.75     92,000    6.75
                            15,250    7.13     15,750    7.13     17,000    7.13
                           317,000    8.88    351,000    8.88
                            10,000   14.13
                            18,500   12.88
      Options exercised                                          (36,720)   4.75
                           (10,250)   6.75     (9,500)   6.75     (2,625)   6.75
                            (2,000)   7.13       (500)   7.13     (1,250)   7.13
                              (312)   7.75    (18,623)   7.75     (6,375)   7.75
                            (1,750)   8.63    (28,000)   8.63     (7,500)   8.63
                                               (2,000)   6.13
                           (19,688)   8.88     (4,250)   8.88

      Options granted                                            351,000    8.88
                                               10,000   14.13
                                               18,500   12.88
                            40,000   11.00
      Options expired or                                             (97)   4.75
         canceled                                                (17,065)   7.75
                              (750)   8.63       (500)   8.63    (16,750)   8.63
                            (1,250)   6.75     (3,125)   6.75    (16,625)   6.75
                           (24,312)   8.88    (29,750)   8.88
                            (2,500)   7.13
                           (13,000)  12.88
                          ---------          ----------         ----------
                           429,625            465,437            533,185
                          =========          ==========         ==========


      The Company has adopted the disclosure-only provisions of FASB Statement No. 123 and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net income and earnings per share would have been as follows if the fair market estimates were used to record compensation expense:

                                        1999           1998          1997
                                     ------------   ------------  ------------

      Net income                     $ 6,476,269    $ 2,990,726   $3,503,790
                                     ============   ============  ============

      Earnings per share:
          Basic                      $   1.89       $   .88       $  1.05
                                     ============   ============  ============
          Diluted                    $   1.81       $   .81       $  1.02
                                     ============   ============  ============

      These pro forma amounts were estimated using the Black-Scholes valuation model assuming no dividends, expected volatility of 33 %, risk-free interest rate of 6.5 %, and expected lives of approximately six years. The weighted average fair value estimates of options granted during 1999, 1998 and 1997 was $3.67, $4.45 and $2.98, respectively. The weighted average remaining lives are 5.6, 6.5 and 5.75 years for options granted in 1999, 1998 and 1997, respectively.

      In 1995, the Company declared a dividend distribution of one Preferred Stock Purchase Right on each share of Company common stock. Each Right will entitle the holder to buy one-thousandth of a share of a new series of preferred stock at a price of $30.00 per share. The Rights will be exercisable only if a person or group ( other than the Company's chairman, Gino N. Pala, and his family members ) acquires 20% or more of the outstanding shares of common stock of the Company or announces a tender offer following which it would hold 30% or more of such outstanding common stock. The Rights entitle the holders other than the acquiring person to purchase Company common stock having a market value of two times the exercise prices of the Right. If, following the acquisition by a person or group of 20% or more of the Company's outstanding shares of common stock, the Company were acquired in a merger or other business combination, each Right would be exercisable for that number of the acquiring company's shares of common stock having a market value of two times the exercise prices of the Right. The Company may redeem the Rights at one cent per Right at any time until ten days following the occurrence of an event that causes the Rights to become exercisable for common stock. The Rights expire ten years from the date of distribution.

      In March, 1999, the Company announced a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Through September 30, 1999, the Company repurchased approximately 77,000 shares at a cost of $790,000.


(8)   SUBSIDIARY  STOCK  REPURCHASE:
---   ----------  -----  -----------

      In fiscal 1997, the Company repurchased 9,900,000 shares (or 29.7%) of its subsidiary, Grupo Dixon, S.A. de C.V., for approximately $2.5 million. In fiscal 1999, the Company repurchased an additional 5,722,760 shares (or 17.2%) for approximately $3.7 million, bringing its total ownership in its subsidiary to 97%. The shares were originally issued in 1994, when the Company sold 16,627,760 shares of the subsidiary in an initial public offering on the Mexico Intermediate Market. The Company applied the purchase method of accounting to record these repurchases of subsidiary stock.


(9)   EARNINGS  PER  COMMON  SHARE:
---   --------  ---  ------  ------

      Basic earnings per common share is calculated by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares [consisting of stock options (Note 7) and stock warrants (Note 4)].

      Average common shares used in the calculation of earnings per share are as follows:

              Year           Basic      Diluted
              ----         ---------   ---------
              1999         3,420,779   3,581,062
              1998         3,387,202   3,708,026
              1997         3,323,261   3,433,801

(10) ACQUISITION:
---  ------------

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


(11)  SALE  OF  ASSETS:
----  ----  --  -------

      On March 2, 1999, the Company completed the sale of its U.S. Graphite and Lubricants division for $23.5 million, plus the assumption of certain trade obligations related to the division. Except as provided for in the Asset Purchase Agreement, the Company generally retained all other liabilities of the business through the closing date, including various environmental liabilities. The purchaser paid $20.25 million in cash and executed a five-year subordinated note for the balance of $3.25 million. The note is unsecured and bears interest at 9%, deferred as additional principal until September 2, 2001. Under the terms of the Asset Purchase Agreement, the Company relinquished approximately $650,000 of the proceeds which had been placed in escrow, pending the completion of certain post-closing procedures. In connection with this sale, the Company retained or accrued additional liabilities approximating $4 million for ongoing maintenance of unsold real estate and environmental expenses, employee severance and benefit costs and other post-closing obligations. The Company realized a net pre-tax gain of approximately $9.6 million on the sale.


(12)  RESTRUCTURING AND RELATED COSTS:
----  ------------- --- ------- ------

      In fiscal 1999, the Company provided approximately $1,917,000 in connection with its Restructuring and Cost Reduction Program, which is intended to improve overall financial performance in the future. The program included manufacturing plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. Approximately 125 employees (principally plant workers) were affected by this program. The carrying amount of property and equipment held for disposal approximates $3 million and its estimated fair value is principally based upon assessments of value made by local realtors or appraisals. Management anticipates disposal of these assets by the end of 2000. The restructuring charge and subsequent utilization is summarized as follows:

                                        1999         Utilized      Balance at
                                     Restructuring   in Fiscal      September
                                       Charge          1999         30, 1999
                                     ------------   ------------  --------------

      Employee severance and
      related costs                  $   587,000     $ (199,000)    $   388,000

      Anticipated losses from the
        sale or abandonment of
        property and equipment         1,330,000        (14,000)      1,316,000
                                     ------------   ------------  --------------

                                     $ 1,917,000     $ (213,000)    $ 1,704,000
                                     ============   ============  ==============

(13)  LINE   OF   BUSINESS  REPORTING:
----  ----   --   --------  ----------

      The Company has adopted FASB Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information". This statement requires the Company to report information about its operating segments under the "management approach". The management approach is based on the manner in which management reports segment information within the Company for making operating decisions and assessments.

      The Company has two principal business segments -- its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of September 30, 1999, 1998 and 1997, and for the years then ended (in thousands).

                                      Consumer    Industrial    Total
                                        Group       Group      Company
                                      ----------  ----------  ----------
      Net revenues:

         1999                          $ 97,372    $ 17,317    $114,689
         1998                            99,874      24,848     124,722
         1997                            89,416      25,639     115,055


      Income before interest, taxes and minority interest:

         1999                           $ 8,815    $ 10,332    $ 19,147
         1998                            10,279       2,859      13,138
         1997                             9,908       3,243      13,151

       A reconciliation of income before interest, taxes and minority interest to net income follows (in thousands):

                                                           1999
                                      -----------------------------------------
                                       Consumer   Industrial             Total
                                        Group       Group     Corporate Company
                                      ---------  ----------  ---------- --------
       Income before interest,
         taxes and minority interest    $ 8,815    $10,332   ($ 2,699)  $16,448

       Interest expense                  (3,528)      (430)      (813)   (4,771)

       Income tax (expense) benefit      (2,112)    (3,845)     1,364    (4,593)


       Minority interest                   (402)        -          -       (402)
                                      ---------  ----------  ---------- -------

       Net income                       $ 2,773    $ 6,057   ($ 2,148)  $ 6,682
                                      =========  ==========  ========== =======

                                                           1998
                                      -----------------------------------------
                                       Consumer   Industrial             Total
                                        Group       Group     Corporate Company
                                      ---------  ----------  ---------- -------
       Income before  interest,
         taxes and minority interest    $10,279    $ 2,859   ($ 3,063)  $10,075

       Interest expense                  (3,181)    (1,085)      (406)   (4,672)

       Income tax (expense) benefit      (2,199)      (667)     1,304    (1,562)

       Minority interest                   (705)        -          -       (705)
                                      ---------  ----------  ---------- -------

       Net income                       $ 4,194    $ 1,107   ($ 2,165)  $ 3,136
                                      =========  ==========  ========== =======

                                                           1997
                                      -----------------------------------------
                                       Consumer   Industrial             Total
                                        Group       Group     Corporate Company
                                      ---------  ----------  ---------- -------
       Income before  interest,
         taxes and minority interest    $ 9,908    $ 3,243   ($ 2,265)  $10,886

       Interest expense                  (2,445)      (963)      (392)   (3,800)

       Income tax (expense) benefit      (2,818)      (857)       999    (2,676)

       Minority interest                   (809)        -          -       (809)
                                      ---------  ----------  ---------- -------

       Net income                       $ 3,836    $ 1,423   ($ 1,658)  $ 3,601
                                      =========  ==========  ========== =======

      Operating profit of the Consumer Group includes a charge for restructuring and related costs of $1,917 and the Industrial Group includes the gain on sale of the U.S. Graphite and Lubricants Division of $9,636 in 1999. Certain corporate expenses have been allocated based upon respective segment sales. Interest expense (where not specifically identified) has been allocated based upon identifiable assets by segment. Income taxes are determined based upon the respective effective tax rates.

                                       Consumer      Industrial       Total
                                         Group         Group         Company
                                      ------------  ------------   ------------
      Identifiable assets:

      1999                              $75,609       $ 5,978        $81,587
      1998                               71,152        15,622         86,774
      1997                               64,224        14,164         78,388

      Corporate assets were $11,301, $5,856 and $5,773 at September 30, 1999, 1998 and 1997, respectively.

                                       Consumer      Industrial       Total
                                         Group          Group        Company
                                      ------------   ------------  ------------
      Depreciation and amortization:

      1999                              $ 1,485       $   392        $ 1,877
      1998                                1,722           532          2,254
      1997                                1,306           500          1,806

      Expenditures   for   plant  and
        equipment:

      1999                              $  802        $   150        $   952
      1998                                 853            502          1,355
      1997                                 773            914          1,687

      Corporate depreciation and amortization were $730, $680 and $766, for the years ended September 30, 1999, 1998 and 1997, respectively. Corporate expenditures for equipment were $58, $148 and $371, in 1999, 1998 and 1997, respectively.


      Foreign operations:

                                                    Operating     Identifiable
                                       Revenues    Profit (Loss)     Assets
                                     ------------  -------------   ------------
      1999
         Canada                         $ 8,943       $   557        $ 5,784
         Mexico                          22,127         4,890         22,921
         United Kingdom                   1,080           (13)           633

      1998
         Canada                         $ 8,537       $   892        $ 6,712
         Mexico                          20,925         4,455         17,803
         United Kingdom                   1,056            (4)           789

      1997
         Canada                         $10,041       $ 1,038        $ 7,305
         Mexico                          13,714         4,339         13,140
         United Kingdom                   1,092             9            667

(14)  COMMITMENTS  AND  CONTINGENCIES:
----  -----------  ---  --------------

      Under an agreement with Warner Bros. Consumer Products, the Company manufactures and markets in the U.S. and Canada a complete line of products featuring the famous Looney Tunes(R) and Scooby-Doo(R) characters. Under the terms of the agreement, as amended, the Company is obligated to pay a total of $1 million through 2000, for the right to market and sell all types of pencils, pens, crayons, chalks, markers, paints, art kits and related items. Through fiscal 1999, the Company has paid $905,000 ($774,000 earned by Warner Bros.) through September 30, 1999.

      The Company has entered into employment agreements with three executives which provide for the continuation of salary (currently aggregating $48,000 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter.

      The Company leases certain manufacturing equipment under a five-year noncancelable operating lease arrangement. The rental expense under this lease was $417,000 in 1999 and 1998 and $322,000 in 1997. Annual future minimum rental payments are approximately $417,000 per year through 2001 and $104,000 in 2002.

      The Company's New Castle Refractories Division has entered into an agreement to perpetually license certain silicon carbide refractory brick technology from Carborundum Corporation. Under the terms of the perpetual license agreement, the Company is obligated to pay a fixed sum of $450,000 with payments made through 2001 or earlier, if certain stipulated sales levels are reached. The Company also executed related agreements to, at its option, purchase manufactured product from Carborundum Corporation, and which require Carborundum Corporation to reimburse the Company for up to $225,000 for product development.

      The Company, in the normal course of business, is party in certain litigation. In 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. All subsequent appeals were denied and the Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and a legal malpractice action against its former attorney. As a result of the judgment, the Company paid $3.6 million in 1998 to satisfy this claim in full, including all accrued interest. No anticipated recoveries from insurance carriers or other third parties have been recognized. In 1999, the pending malpractice suit was dismissed and the Company has appealed the decision.

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

      The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $370,000 as of September 30, 1999), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

(15)  SUMMARY  OF  QUARTERLY  FINANCIAL  INFORMATION  ( UNAUDITED )
----  -------  --  ---------  ---------  -----------  -------------
      ( In Thousands, Except  Per  Share  Data ):
      --------------- ------  ---  -----  -------

            1999:                      First     Second      Third       Fourth
          --------                 ----------  ---------   ---------   ---------

       Revenues                      $22,807     $24,916     $36,916     $30,050
       Operating income                  110       9,180       4,841       2,317
       Income before taxes and
          minority interest             (999)      7,937       3,474       1,265
       Minority interest                  35        (193)       (189)        (55)
       Net income (loss)                (600)      4,331       2,126         825
       Earnings(loss) per share:(a)
         Basic                          (.17)       1.26         .63         .24
         Diluted                        (.17)       1.20         .59         .23




            1998:                      First     Second      Third       Fourth
                                    ----------  ---------   ---------   ---------

       Revenues                      $23,797     $24,853     $38,503     $37,569
       Operating income                1,288       1,360       4,699       2,728
       Income before taxes and
         minority interest               497         264       3,406       1,236
       Minority interest                 118         187         293         107
       Net income                        305         120       2,015         696
       Earnings(loss) per share:(a)
         Basic                           .09         .04         .60         .20
         Diluted                         .08         .03         .54         .19

      (a)Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                      Balance at   Additions    Additions to         Balance
                      Beginning    Charged      (Deductions          at Close
   Description        Of Period    to Income    From) Reserves      of Period
-------------------  ------------ ----------   ---------------    ---------------

Allowance for Doubtful Accounts:
--------- --- -------- ---------

Year Ended
 September 30, 1999   $1,369,815   $ 191,356    $(132,630)     (2)   $1,428,541
                      ==========   =========    ==========           ==========

Year Ended                                      $ 616,205      (1)
  September 30, 1999  $1,004,537   $ 105,126    $(356,053)     (2)   $1,369,815
                      ==========   =========    ==========           ==========

Year Ended
  September 30, 1999  $1,352,411   $ 248,576    $(596,450)     (2)   $1,004,537
                      ==========   =========    ==========           ==========


(1) Additions to reserve of Mexico subsidiary from acquisition of Vinci de Mexico, SA. de C.V., and other adjustments.
(2) Write off of accounts considered to be uncollectible (net of recoveries).

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   Shareholders and Board of Directors of
   Dixon Ticonderoga Company


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-20054, 33-23380 and 333-22205) and on Form S-2 (File No. 333-22119) of Dixon Ticonderoga Company of our report, dated November 24, 1999, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.





   PricewaterhouseCoopers LLP
   Orlando, Florida
   December 29, 1999

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
-------  -------  --  ---  -------------  ----  -----------  --  --------------
         FINANCIAL DISCLOSURES
         --------- -----------


         None.

                                          PART III
                                          ---- ---


ITEM 10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY
-------- ---------  ---  ---------  --------  --  ---  -------

Certain information required under this Item with respect to Directors and Executive Officers will be contained in the Company's 1999 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

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

             Name                Age                     Title
             ----                ---                     -----

Gino N. Pala                      71    Chairman  of the  Board  since  February
(Father-in-law of Richard F.            1989;   President  and  Chief  Executive
Joyce)                                  Officer or  Co-Chief  Executive  Officer
                                        since 1978.

Richard F. Joyce                  44    Vice   Chairman   of  the  Board   since
(Son-in-law of Gino N. Pala)            January  1990;  President  and  Co-Chief
                                        Executive   Officer  since  March  1999;
                                        prior   thereto   President   and  Chief
                                        Operating Officer, Consumer Group, since
                                        March,1996; Executive Vice President and
                                        Chief  Legal  Executive  since  February
                                        1991; Corporate Counsel since July 1990.

Richard A. Asta                   43    Executive  Vice President of Finance and
                                        Chief  Financial  Officer since February
                                        1991;    prior   thereto   Senior   Vice
                                        President - Finance and Chief  Financial
                                        Officer since March 1990.

Leonard D. Dahlberg, Jr.          48    Executive  Vice President of Procurement
                                        since   April   1999;    prior   thereto
                                        Executive  Vice  President,   Industrial
                                        Group, since March 1996;  Executive Vice
                                        President   of    Manufacturing/Consumer
                                        Products  division  since  August  1995;
                                        Senior Vice President of Manufacturing since February 1993; Vice President of
                                        Manufacturing since March 1990.

Laura Hemmings                    48    Corporate  Secretary since January 1986;
                                        prior  thereto  secretary  to  President
                                        and  Chief   Executive   Officer   since
                                        February 1982.

John Adornetto                    58    Vice President and Corporate  Controller
                                        since   January   1991;   prior  thereto
                                        Corporate   Controller  since  September
                                        1978.

ITEM 11.  EXECUTIVE  COMPENSATION
--------  ---------  ------------

      Information required under this Item will be contained in the Company's 1999 Proxy Statement which is incorporated herein by reference.


ITEM 12. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
-------- --------  ---------  --  -------  ----------  ------  ---  ----------

      Information required under this Item will be contained in the Company's 1999 Proxy Statement which is incorporated herein by reference.


ITEM 13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------    -------  -------------  ---  -------  ------------

      Information required under this Item will be contained in the Company's 1999 Proxy Statement which is incorporated herein by reference.

                                          PART IV
                                          -------

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULE,  AND  REPORTS  ON  FORM 8-K
--------  ---------  ---------  ---------  ---------  ---  -------  --  --------


(a)   Documents filed as part of this report:
      --------- ----- -- ---- -- ---- -------

        1.  Financial statements
            --------- ----------

            See index under Item 8. Financial Statements and Supplementary Data.

        2.  Exhibits
            --------

            The following exhibits are required to be filed as part of this Annual Report on Form 10-K:

            (2) a. Share Purchase Agreement by and among Dixon Ticonderoga de Mexico, S.A. de C.V., and by Grupo Ifam, S.A. de C.V., and Guillermo Almazan Cueto with respect to the capital stock of Vinci de Mexico, S.A. de C.V., (English translation).4

            (2) b. Asset Purchase Agreement dated February 9, 1999, by and between Dixon Ticonderoga Company, as Seller and Asbury Carbons, Inc., as Buyer.6

            (3) (i) Restated Certificate of Incorporation2

            (3) (ii) Amended and Restated Bylaws1

            (4)  a.  Specimen Certificate of Company Common Stock2

            (4)  b.  Amended and Restated Stock Option Plan3

            (10) a. First Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada1

            (10) b. 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement1

            (10) c. 12.00% Senior Subordinated Notes, Due 2003, Common Stock Purchase Warrant Agreement1

            (10) d. License and Technological Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company1

            (10) e. Equipment Option and Purchase Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company1

            (10) f. Product Purchase Agreement between Carborundum Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company1

            (10) g. Second Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada5

            (10) h. Third Modification of Amended and Restated Revolving Credit Loan and Security Agreement, Amendment to Loan Documents and Assignment by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, BankBoston, N.A., National Bank of Canada and LaSalle Bank.

            (10) i. First Modification of Amended and Restated Term Loan Agreement and Assignment by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, BankBoston, N.A., National Bank of Canada and LaSalle Bank.

            (10) j. Amendment No. 1 to 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement.

            (21) Subsidiaries of the Company

            (27) Financial Data Schedule7

1Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, file number 0-2655, filed in Washington, D.C.

2Incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended March 31, 1997, file number 0-2655, filed in Washington, D.C.

3Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

4Incorporated by reference to the Company's current report on Form 8-K dated December 12, 1997, filed in Washington D.C.

5Incorporated by reference to the Company's Annual report on Form 10-K for the year ended September 30, 1998, file number 0-2615, filed in Washington, D.C.

6Incorporated by reference to the Company's current report on Form 8-K dated March 2, 1999, filed in Washington D.C.

7Filed electronically via EDGAR.

(b)     Reports on Form 8-K:
        ------- -- ---- ----

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DIXON TICONDEROGA COMPANY


                                      /s/  Gino N. Pala
                                      ----------------------
                                      Gino N. Pala, Chairman of Board and
                                      Co-Chief Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities indicated.




        /s/  Gino N. Pala
        ----------------------
        Gino N. Pala             Chairman of Board, Co-Chief
                                 Executive Officer and Director
                                 Date:  December 29, 1999
        /s/  Richard F. Joyce
        ----------------------
        Richard F. Joyce         Vice Chairman of Board, Co-Chief
                                 Executive Officer, President and Director
                                 Date:  December 29, 1999
        /s/  Richard A. Asta
        ----------------------
        Richard A. Asta          Executive Vice President of Finance,
                                 Chief Financial Officer and Director
                                 Date:  December 29, 1999
        /s/  Harvey L. Massey
        ----------------------
        Harvey L. Massey         Director
                                 Date:  December 29, 1999
        /s/  Philip M. Shasteen
        ----------------------
        Philip M. Shasteen       Director
                                 Date:  December 29, 1999
        /s/  Ben Berzin, Jr.
        ----------------------
        Ben Berzin, Jr.          Director
                                 Date:  December 29, 1999
        /s/  John E. Romondo
        ----------------------
        John E. Romondo          Director
                                 Date:  December 29, 1999
        /s/  Kent Kramer
        ----------------------
        Kent Kramer              Director
                                 Date:  December 29, 1999
        /s/  John Ritenour
        ----------------------
        John Ritenour            Director
                                 Date:  December 29, 1999

                                                                 Exhibit (10) h

                   THIRD MODIFICATION OF AMENDED AND RESTATED
                  REVOLVING CREDIT LOAN AND SECURITY AGREEMENT,
                           AMENDMENT TO LOAN DOCUMENTS
                                       AND
                                   ASSIGNMENT

      This Third Modification of Amended and Restated Revolving Credit Loan and Security Agreement, Amendment to Loan Documents and Assignment (this "Third Modification") dated as of September 30, 1999 (the "Effective Date"), is by and among DIXON TICONDEROGA COMPANY, a Delaware corporation ("DTC"), and DIXON TICONDEROGA INC., an Ontario corporation ("DTI"; DTC and DTI, are collectively referred to hereinafter as the "Borrower"), the lenders identified on the signature pages hereto as Existing Lenders (the "Existing Lenders"), the Persons identified on the signature pages hereto as New Lenders (the "New Lenders", and together with the Existing Lenders, the "Lenders") and FIRST UNION COMMERCIAL CORPORATION, a North Carolina corporation ("FUCC"), as Agent for the Lenders (in its capacity as Agent, the "Agent").

                              W I T N E S S E T H:

      WHEREAS, the Borrower has entered into an Amended and Restated Revolving Credit Loan and Security Agreement, dated as of July 10, 1996, as amended September 26, 1996 and May 19, 1998 (said Agreement as it may be further amended, restated or otherwise modified from time to time, being hereinafter called the "Revolving Credit Agreement") by and among the Borrower, the Existing Lenders and the Agent, pursuant to which the Existing Lenders extended financial accommodations to Borrower in the form of a U.S. $45,000,000 revolving line of credit and letter of credit facility in accordance with, and subject to, the terms and conditions of the Revolving Credit Agreement; and

      WHEREAS, the parties to the Revolving Credit Agreement have agreed to amend the Revolving Credit Agreement as provided herein;

      WHEREAS, the parties to the Revolving Credit Agreement and the New Lender have agreed that the New Lender shall become a party to the Revolving Credit Agreement (as amended hereby) by way of assignment by National Bank of Canada (the "Assigning Lender") of its Revolving Credit Commitment;

      NOW, THEREFORE, in consideration of the premises and the covenants and agreements hereinafter set forth, the parties hereto agree as follows:

SECTION 1. DEFINED TERMS. Capitalized terms used in this Third Modification and not otherwise defined herein, shall have the meanings ascribed to them in the Revolving Credit Agreement.

SECTION 2. AMENDMENT TO DEFINITIONS. Section 1.1 (Definitions) of the Revolving Credit Agreement is hereby amended as follows:

            a. The definition of "Adjusted  LIBOR Rate" is hereby deleted in its entirety and replaced with the following:

               "Adjusted LIBOR Rate" shall mean the LIBOR Rate plus the Applicable Percentage for Loans which are LIBOR Loans.

            b. The definition of "Adjusted  Prime Rate" is hereby deleted in its entirety and replaced with the following:

               "Adjusted Prime Rate" shall mean the Prime Rate plus the Applicable Percentage for Loans which are Prime Rate Loans.
            c. The  definition  of  "Fixed  Charges"  is hereby  deleted  in its entirety and replaced with the following:

               "Fixed Charges" shall mean, for any period, the aggregate of (i) Borrower's interest expense, (ii) non-financed Capital Expenditures, including those made with proceeds from the Revolving Credit Loans and not subsequently refinanced within the applicable period (including, to the extent not otherwise included in Fixed Charges, payments under Capital Leases), (iii) scheduled payments of principal on all Indebtedness for borrowed money during such period; provided, however, that for each period ending on or after June 30, 2001, such scheduled payments of principal shall be calculated for the twelve month period immediately succeeding such period, (iv) and payments of all taxes on or measured by income, all determined in accordance with GAAP less, for any period ending on or before September 30, 1997, the amount of Capital Expenditures relating to the construction of the Heathrow Facility, made during the twelve month period immediately preceding the last day of such period.

            d. The definition of "NBC" is hereby deleted,  and the following new definition is added in the alphabetically appropriate place:

               "LaSalle" shall mean LaSalle Bank, National Association, a national banking association, and having an office at 135 S. LaSalle Street, Chicago, Illinois 60603.

            e. The definition of "Overadvance" is hereby deleted in its entirety.

            f. The definition of "Revolving Credit Commitment" is hereby deleted in its entirety and replaced with the following:

               "Revolving Credit Commitment" shall mean the commitments of each of the Lenders pursuant to Section 2.1 hereof to make the Revolving Credit Loans to the Borrower, to wit: FUCC, $17,616,375 or 50.3325% of the Revolving Credit Loans; BankBoston, $11,593,750 or 33.125% of the Revolving Credit Loans; and NBC, $5,789,875 or 16.5425% of the Revolving Credit Loans.

            g. The following  new  definitions  are added in the  alphabetically appropriate places:

               "Applicable Percentage" shall mean, for any day, the rate per annum set forth below opposite the applicable Category then in effect, it being understood that the Applicable Percentage for
               (i) Loans which are Prime Rate Loans shall be the percentage set forth under the column "Prime Rate Loans" and (ii) Loans which are LIBOR Loans shall be the percentage set forth under the column "LIBOR Loans":

              Fixed Charge                             Prime       LIBOR
  Category   Coverage Ratio      Leverage Ratio      Rate Loans    Loans
  --------   --------------      --------------      ----------    -----
------------------------------------------------------------------------
     1      < 1.30 To 1.0  Or    > 4.0 to 1.0           1.00%       2.50%
------------------------------------------------------------------------
     2      > 1.30 to 1.0 but    < 4.0 to 1.0 but
            < 1.40 to 1.0 and    > 3.75 to 1.0           .75%       2.25%
------------------------------------------------------------------------
            > 1.40 to 1.0 but    < 3.75 to 1.0 but
     3      < 1.50 to 1.0 and    > 3.50 to 1.0           .50%       2.00%
------------------------------------------------------------------------
     4      > 1.50 to 1.0 but    < 3.50 to 1.0 but
            < 1.60 to 1.0 and    > 3.25 to 1.0           .25%       1.75%
------------------------------------------------------------------------
     5      > 1.60 to 1.0 and    < 3.25 to 1.0            0%        1.50%


               The Applicable Percentage shall, in each case, be determined and adjusted annually on the date five (5) Business Days after the date on which the Agent has received from the Borrower the annual financial information and certifications required to be delivered to the Agent and the Lenders in accordance with the provisions of
               Section 7.3 (each an "Interest Determination Date"). Such Applicable Percentage shall be effective from such Interest Determination Date until the next such Interest Determination Date. The initial Applicable Percentages shall be based on Category 4 until the first Interest Determination Date occurring after December 31, 2000. After the Closing Date, if the Borrower shall fail to provide the quarterly financial information and certifications in accordance with the provisions of Section 7.3, the Applicable Percentage from such Interest Determination Date shall, on the date five (5) Business Days after the date by which the Borrower was so required to provide such financial information and certifications to the Agent and the Lenders, be based on Category 1 until such time as such information and certifications are provided, whereupon the Category shall be determined by the then current Leverage Ratio and Fixed Charge Coverage Ratio. For purposes hereof, in the event the financial calculations on any Interest Determination Date fall within two different Categories, the greater of the two Applicable Percentages shall be applied.

               "Dollars" and "$" shall mean dollars in lawful currency of the United States of America, unless otherwise specifically provided herein.

               "Fixed Charge Coverage Ratio" shall mean the ratio of EBITDA to Fixed Charges.

               "Leverage Ratio" shall mean the ratio of Funded Debt to EBITDA.

               "Permitted   Acquisition"  shall  mean  the  acquisition  of  the
               business or substantially all of the assets or stock of any Person, provided that the following conditions are met:

               (i)the  total  purchase  price  for such  acquisition  shall  not exceed $5,000,000, and the aggregate purchase price for all acquisitions made in any fiscal year shall not exceed $10,000,000;

               (ii) the Borrower  shall give the Agent  written  notice not less than 15 days in advance of the making of such acquisition, which notice shall include the date and details regarding the form of the acquisition, a description of the stock or assets to be acquired and the location of the assets to be acquired.

               (iii)  the  assets  or  business  to  be  acquired  shall  be  in substantially the same or similar line of business as that engaged in by the Borrower;

               (iv) the  Agent,  on behalf of the  Lenders,  shall be  granted a first priority perfected security interest in the assets acquired;

               (v)no Event of  Default  exists  prior  to or  immediately  after giving effect to such acquisition (subject to the provisions of Section 1.2 hereof);

               (vi) the Borrower  shall have delivered to the Agent a compliance certificate demonstrating that, on a pro forma basis, such acquisition will not create a default under any financial covenant contained herein for the four fiscal quarters ended immediately prior to the proposed date of such acquisition;

               (vii) after giving effect to such acquisition, Availability shall be no less than $5,000,000.

SECTION 3. AMENDMENTS TO ACCOUNTING TERMS. Section 1.2 (Accounting Terms) of the Revolving Credit Agreement is hereby amended by adding the following new paragraph to the end thereof:

            Notwithstanding the above, the parties hereto acknowledge and agree that, for purposes of all calculations made in determining compliance for any applicable period with the financial covenants set forth herein (including without limitation for purposes of the definition of "Applicable Percentage" set forth in Section 1.1), any Indebtedness of a company acquired pursuant to a Permitted Acquisition (a "Newly Acquired Company") which is retired in connection with such Permitted Acquisition shall be excluded from such calculations and deemed to have been retired as of the first day of such applicable period and income statement items and other balance sheet items (whether positive or negative) attributable to the Newly Acquired Company acquired in such transaction shall be included in such calculations to the extent relating to such applicable period, subject to adjustments mutually acceptable to the Agent and the Borrower.

SECTION 4.  AMENDMENTS TO GENERAL LOAN PROVISIONS.

            Section 2 of the Revolving Credit Agreement is hereby amended as follows:

            a. Section 2.1  (Revolving  Line of Credit) of the Revolving  Credit
               Agreement is amended by replacing the reference to "Forty-Five Million U.S. Dollars ($45,000,000)" with a reference to "Thirty-Five Million U.S. Dollars ($35,000,000)".

            b. Section 2.2 (Maximum  Revolving Credit Facility) of the Revolving
               Credit Agreement is amended by replacing the reference to "Forty-Five Million U.S. Dollars ($45,000,000)" with a reference to "Thirty-Five Million U.S. Dollars ($35,000,000)".

            c. Section 2.5(b) (LIBOR Option) of the Revolving  Credit  Agreement
               is hereby amended by deleting the second sentence thereof in its entirety and replacing it with the following:

               Interest on LIBOR Loans will be calculated on the basis of a 360-day year for the actual days elapsed and shall be due and payable on the last day of the applicable LIBOR Period.

            d. Section 2.9 (Loan Purposes) of the Revolving  Credit Agreement is
               hereby amended by inserting the words ", seasonal requirements and other cash flow requirements" following the words "working capital needs".

            e. Section  2.10  (Optional  Prepayments)  of the  Revolving  Credit
               Agreement is hereby deleted in its entirety and replaced with the following:

               Section 2.10: Optional Prepayments. The Borrower shall have the right at any time, on 90 days' prior written notice to Agent, to voluntarily prepay the entire principal balance of the Loans then outstanding, and, upon such prepayment, (a) Borrower's right to receive advances under the Revolving Credit Loans and obtain the issuance of Letters of Credit hereunder shall simultaneously terminate and (b) if prepaid by refinancing the Loans by a source other than the Lenders, the Borrower shall pay to the Lenders a prepayment fee equal to (i) 1.5%, if such prepayment occurs on or before September 30, 2000, (ii) 1.0%, if such prepayment occurs after September 30, 2000 but on or before September 30, 2002, or
               (iii) 0.5%, if such prepayment occurs after September 30, 2002 but on or before September 30, 2004, in each case of the average outstanding principal balance of the Loans during the twenty-four
               (24) month period preceding such prepayment.

SECTION 5. AMENDMENTS TO PAYMENT PROVISIONS. Section 3.1 (Payments) of the Revolving Credit Agreement is hereby amended by adding the following sentence to the end thereof:

            All payments hereunder shall be made without setoff, deduction, counterclaim or withholding of any kind.

SECTION  6.   AMENDMENTS   TO   REPRESENTATIONS   AND   WARRANTIES.   Section  6
(Representations and Warranties) of the Revolving Credit Agreement is hereby amended by adding the following new subsection 6.19 thereto:

            6.19 Year 2000 Issue. Any reprogramming and related testing necessary to permit the proper functioning of each of the Borrower's computer systems in and following the year 2000 will be completed in all material respects prior to October 31, 1999 (that is, the Borrower will be "Year 2000 Compliant"), and the cost to the Borrower of becoming Year 2000 Compliant will not result in an Event of Default or have a material adverse effect upon the business, operations, property, condition (financial or otherwise) or prospects of the Borrower and its Subsidiaries taken as a whole. Except for becoming Year 2000 Compliant as described above, the computer and management information systems of the Borrower are and, with ordinary course upgrading and maintenance, will continue for the term of this Agreement to be, adequate for the conduct of its business.

SECTION 7.  AMENDMENTS TO AFFIRMATIVE  COVENANTS.  Subsection (f) of Section 7.3
(Financial  and Business  Information  of the  Borrower) of the of the Revolving
Credit Agreement is hereby deleted in its entirety and replaced with the following:

            (f)At such times as determined by reference to  Availability  as set forth in the schedule below, a Borrowing Base Certificate reflecting information as of the close of business on the immediately preceding Business Day for the applicable monthly, weekly or daily period, as the case may be:

                               Availability       Reporting Frequency
                               ------------       -------------------
                             > $10,000,000            Monthly

                             < $10,000,000 but        Weekly
                             > $5,000,000

                             < $5,000,000             Daily

               ;provided, however, that upon and during the continuation of an Event of Default, the Borrower shall deliver a Borrowing Base Certificate on a daily basis.

SECTION 8.  AMENDMENTS TO NEGATIVE COVENANTS.

            (a)Section 8.2  (Acquisitions)  of the Revolving Credit Agreement is
               hereby amended by deleting the proviso thereto and adding the words "except for Permitted Acquisitions" in its place.

            (b) The  following  new section  8.29 is hereby  added to the end of
                Section 8:

               8.29 Additional Indebtedness. Contract, create, incur, assume or permit to exist any additional Indebtedness in connection with the mortgaged property of the Borrower located in Heathrow, Florida.

            (c) The  following  new section  8.30 is hereby  added to the end of
                Section 8:

               8.30 Inactive Subsidiaries. Cause or permit either of the Borrower's Subsidiaries, Bryn Mawr Ocean Resorts Inc. or Ticonderoga Graphite, Inc., to engage in any business or own any assets valued in excess of $10,000 without the consent of the Required Lenders.

SECTION 9. AMENDMENTS TO FINANCIAL COVENANTS. The following sections of the Revolving Credit Agreement are amended in their entirety to read as follows:

            8.9 Tangible Net Worth. The existing covenant is hereby deleted and replaced with the following:

               Tangible Capital Funds. Permit Net Worth less Intangible Assets plus Subordinated Debt less foreign currency translation effects to be less than the following:

                              September 30, 1999   $39,000,000
                              September 30, 2000   $41,000,000
                              September 30. 2001   $43,000,000
                              September 30, 2002   $45,000,000
                              September 30, 2003   $47,000,000
                              September 30, 2004   $49,000,000

               8.10 Current Ratio. The existing covenant is hereby deleted and replaced with the following:

               Leverage Ratio. At any time, permit the Leverage Ratio to be greater than 4.25 to 1.0 (to be determined on a rolling four quarter basis).

               8.11 Fixed Charge Coverage Ratio. At any time, permit the ratio of EBITDA to Fixed Charges for the twelve (12) months immediately preceding the date of calculation to be less than 1.20 to 1.0 (to be determined on a rolling four quarter basis).

               8.l2 Interest and Dividend Coverage. [The existing covenant is deleted].

               8.13 Ratio of EBIT to Interest on Indebtedness. [The existing covenant is deleted].

               8.16  Debt to Equity Ratio.  [The existing covenant is deleted].

               8.17 Pro Forma Debt Coverage Ratio. [The existing covenant is deleted].

SECTION 10. AMENDMENT TO TERM OF AGREEMENT. Section 12.1 (Term) of the Revolving Credit Agreement is hereby amended by deleting the words "three (3) years from the Closing Date" and inserting the words "September 30, 2004" in their place.

SECTION 11. AMENDMENTS TO EVENTS OF DEFAULT. Section 13.1 (Event of Default) of the Revolving Credit Agreement is hereby amended as follows:

               (a)  Subsection   (h)  is  amended  by  deleting  the  words  "or
                    DT-Mexico" and inserting the words "or any Guarantor" in their place.

               (b)  Subsection   (i)  is  amended  by  deleting  the  words  "or
                    DT-Mexico" and inserting the words "or any Guarantor" in their place.

               (c) Subsection (j) is amended by inserting the words "or any Guarantor" following the word "Borrower".

SECTION 12. AMENDMENTS TO PROVISIONS FOR PAYMENT OF EXPENSES. Section 15 (Payment of Expenses) is hereby amended by adding the following new Section 15.4 thereto:

            15.4 Taxes. All payments made by the Borrower under this Agreement, any Notes and any documents relating hereto shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any court, or governmental body, agency or other official, including interest, penalties and liabilities with respect thereto, excluding income taxes of the Lenders or the Agent ("Taxes"). If any such Taxes are required to be withheld from any amounts payable to the Agent or any Lender hereunder or under any Notes or other documents relating thereto, (A) the Borrower shall withhold and remit such Taxes to the relevant authority when and as due, (B) the amounts so payable to the Agent or such Lender shall be increased to the extent necessary to yield to the Agent or such Lender interest or any such other amounts payable hereunder or under the Notes or any other document relating hereto at the rates or in the amounts specified in this Agreement and any Notes, and (C) as promptly as possible thereafter the Borrower shall send to the Agent for its own account or for the account of such Lender, as the case may be, a certified copy of an original official receipt received by the Borrower showing prompt payment thereof. If the Borrower fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Agent and any Lender for any incremental Taxes, interest or penalties that may become payable by the Agent or any Lender as a result of any such failure. The agreements in this subsection shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder.

SECTION 13. AMENDMENTS TO MISCELLANEOUS PROVISIONS. Section 17 of the Revolving Credit Agreement is hereby amended as follows:

            a. Section  17.2  (Governing  Law;  Waiver  of  Jury  Trial)  of the
               Revolving Credit Agreement is hereby amended by inserting the words "OR ANY STATE OR FEDERAL COURT LOCATED WITHIN MECKLENBURG COUNTY, STATE OF NORTH CAROLINA" following the words "STATE OF FLORIDA".

            b. A new section 17.3  (Arbitration) is inserted  following  Section
               17.2, and the remaining sections are renumbered accordingly:

               17.3  Arbitration.

               (a)Notwithstanding the provisions of Section 17.2 to the contrary, upon demand of any party hereto, whether made before or after institution of any judicial proceeding, any dispute, claim or controversy arising out of, connected with or relating to this Agreement and the other documents executed in connection therewith including all promissory notes and collateral documents ("Disputes") between or among parties to this Agreement shall be resolved by binding arbitration as provided herein. Institution of a judicial proceeding by a party does not waive the right of that party to demand arbitration hereunder. Disputes may include, without limitation, tort claims, counterclaims, disputes as to whether a matter is subject to arbitration, claims brought as class actions, claims arising from credit documents executed in the future, or claims arising out of or connected with the transaction reflected by this Agreement.

               (b) Arbitration shall be conducted under and governed by the Commercial Financial Disputes Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association (the "AAA") and Title 9 of the U.S. Code. All arbitration hearings shall be conducted in Charlotte, North Carolina. A hearing shall begin within 90 days of demand for arbitration and all hearings shall be concluded within 180 days of demand for arbitration. These time limitations may not be extended unless a party shows cause for extension and then no more than a total extension of 60 days. The expedited procedures set forth in Rule 51 et seq. of the Arbitration Rules shall be applicable to claims of less than $1,000,000. All applicable statutes of limitation shall apply to any Dispute. A judgment upon the award may be entered in any court having jurisdiction. The panel from which all arbitrators are selected shall be comprised of licensed attorneys selected from the Commercial Financial Dispute Arbitration Panel of the AAA. The single arbitrator selected for expedited procedure shall be a retired judge from the highest court of general jurisdiction, state or federal, of the state where the hearing will be conducted or if such person is not available to serve, the single arbitrator may be a licensed attorney. The parties hereto do not waive applicable Federal or state substantive law except as provided herein. Notwithstanding the foregoing, this arbitration provision does not apply to disputes under or related to interest rate protection agreements entered into by any Lender and Borrower.

               (c) Notwithstanding the preceding binding arbitration provisions, the parties hereto agree to preserve, without diminution, certain remedies that the Agent or the Lenders may employ or exercise freely, independently or in connection with an arbitration proceeding or after an arbitration action is brought. The Agent and the Lenders shall have the right to proceed in any court of proper jurisdiction or by self-help to exercise or prosecute the following remedies, as applicable: (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale granted under any loan document or under applicable law or by judicial foreclosure and sale, including a proceeding to confirm the sale; (ii) all rights of self-help including peaceful occupation of real property and collection of rents, set-off, and peaceful possession of personal property; and (iii) obtaining provisional or ancillary remedies including injunctive relief, sequestration, garnishment, attachment, appointment of receiver and filing an involuntary bankruptcy proceeding. Preservation of these remedies does not limit the power of an arbitrator to grant similar remedies that may be requested by a party in a Dispute.

               (d) The parties hereto agree that they shall not have a remedy of punitive or exemplary damages against the other in any Dispute and hereby waive any right or claim to punitive or exemplary damages they have now or which may arise in the future in connection with any Dispute, whether the Dispute is resolved by arbitration or judicially.

               (e) By execution and delivery of this Agreement, each of the parties hereto accepts, for itself and in connection with its properties, generally and unconditionally, the non-exclusive jurisdiction relating to any arbitration proceedings conducted under the Arbitration Rules in Charlotte, North Carolina and irrevocably agrees to be bound by any final judgment rendered thereby in connection with this Agreement from which no appeal has been taken or is available.

            c. Section 17.3 (Notice) of the Revolving Credit Agreement is hereby amended by deleting the notice information for NBC and replacing it with the following:

               If to LaSalle:       LaSalle Bank, National Association
                                    135 S. LaSalle Street
                                    Chicago, Illinois  60603
                                    Attention: Helen Coufoudakis
                                    Facsimile Number: (312) 904-1338

SECTION 14. AMENDMENT TO LOAN DOCUMENTS. All references in the Loan Documents to National Bank of Canada are hereby deleted and replaced with references to LaSalle Bank, National Association. All references in the Loan Documents to "NBC" are hereby deleted and replaced with references to "LaSalle".

SECTION 15. AMENDMENTS TO EXHIBITS. Exhibit A to the Revolving Credit Agreement is hereby deleted and replaced with Exhibit A attached hereto.

SECTION 16. RATIFICATION: EFFECT ON TERM LOAN AGREEMENT. The terms and conditions of the Loan Agreements and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed in all respects, except that all references contained therein to "Revolving Credit Agreement" shall refer to the Revolving Credit Agreement as modified by this Third Modification and any reference to $45,000,000 contained therein shall refer to $35,000,000. To the extent that any of the amendments of the Revolving Credit Agreement contained in this Third Modification are amendments of provisions which are incorporated by reference in the Term Loan Agreement, the Term Loan Agreement shall be deemed to be similarly amended.

SECTION 17. REPRESENTATIONS AND WARRANTIES. The Borrower represents warrants to, and agrees with, the Agent and the Lenders and for the benefit of First Union that (i) it has no defenses, set-offs, or counterclaims of any kind or nature whatsoever against the Agent, the Lenders or First Union with respect to the Obligations, any of the agreements among the parties hereto, including, without limitation, the obligations of the Borrower under the Loan Agreements, the Notes, this Third Modification or any other Loan Document, or any action previously taken or not taken by the Agent or any Lender with respect thereto or with respect to any Lien or Collateral in connection therewith to secure the Obligations, and (ii) this Third Modification has been duly authorized by all necessary corporate action on the part of the Borrower, has been duly executed by a duly authorized officer of each entity comprising the Borrower, and constitutes the valid and binding obligation of the Borrower, enforceable against each entity comprising the Borrower in accordance with the terms hereof.

SECTION 18. LOAN AGREEMENT REPRESENTATIONS AND WARRANTIES. The Borrower hereby certifies that the representations and warranties contained in the Loan Agreements, as amended herein, continue to be true and correct and that no Event of Default, or event which with the passage of time or the giving of notice, or both, would constitute an Event of Default has occurred.

SECTION 19. CONDITIONS PRECEDENT TO EFFECTIVENESS OF MODIFICATION. It shall be a condition precedent to the effectiveness of this Third Modification that the Borrower and each Guarantor shall have complied with each of the following:

               (a)Executed Documents. The Agent shall have received executed originals of (i) this Third Modification together with the Consent attached hereto, (ii) Revolving Credit Notes in favor of each of the Lenders (other than the Assigning Lender) and (iii) recorded modifications of the Mortgages.

               (b)Certificates of Secretaries of the Borrower and Guarantors. The Agent shall have received a certificate of the Secretary or an Assistant Secretary of each entity comprising the Borrower and of each Guarantor, certifying (a) with respect to each such Guarantor, that attached thereto is a true and complete copy of resolutions adopted by the Board of Directors and sole shareholder of such Guarantor authorizing the execution, delivery and performance by such Guarantor of this Third Modification, (b) that attached thereto is a true and complete copy of resolutions adopted by the Board of Directors of each entity comprising the Borrower authorizing the execution delivery and performance of this Third Modification by such entity; and (c) as to the incumbency and genuineness of the signature of each officer of the Borrower and each Guarantor executing this Third Modification and any other documents executed in connection therewith.

               (c)Certificates of Borrower and Guarantors. The Agent shall have received a certificate from each entity comprising the Borrower and from each Guarantor, signed by the Chief Executive Officer and Secretary of such entity, in form and substance satisfactory to the Agent and its special counsel, to the effect that all representations and warranties of the Borrower contained in this Third Modification are true, correct and complete as of the Effective Date; that such entity is not in violation of any of the covenants contained in any of the Loan Documents to which it is a party; that, giving effect to the transactions contemplated by this Third Modification, no Event of Default or any event or condition which with notice, lapse of time, or both would constitute such an Event of Default, has occurred and is continuing; and that such entity has satisfied each of the closing conditions set forth in this Section 17.

               (d)Opinion of Counsel to the Borrower and Guarantors. The Agent shall have received the opinion of counsel for the Borrower and the Guarantors dated the Effective Date, as to the transactions contemplated by this Third Modification, in form and substance satisfactory to the Agent and its special counsel.

               (e) Delivery of Collateral. The Agent shall have received stock certificate and undated stock powers executed in blank in connection with the pledge of (i) 47% of DTC's interest in Grupo Dixon, S.A. de C.V. and (ii) 18% of DTC's interest in DTI.

               (f)  Organizational  Structure.  The Agent shall have received an
               organizational   chart  showing  the  current  structure  of  the
               Borrower and its Subsidiaries.

               (g)Amendment to Pledge Agreement. The Agent shall have received a pledge amendment, dated as of the date hereof, in the form attached to the Amended and Restated Stock Pledge and Security Agreement dated as of July 10, 1996 made by the Borrower to the Agent and the Lenders, setting forth all of the Pledged Collateral as of the date hereof.

               (h)Letter to Accountants. The Borrower shall have executed and delivered a letter addressed to its certified public accountants, authorizing such accountants to discuss the finances and financial affairs of the Borrower with LaSalle as set forth in the letter from the Borrower to PricewaterhouseCoopers dated September 30, 1999.

               (i)Modification of Term Loan Agreement. All conditions to the First Modification of Amended and Restated Term Loan Agreement dated as of the date hereof by and among the Borrower, the Lenders and the Agent shall have been fulfilled.

SECTION 20. ASSIGNMENT AND ASSUMPTION. The Assigning Lender hereby sells and assigns, without recourse, to the New Lender, and the New Lender hereby purchases and assumes, without recourse, from the Assigning Lender, effective as of the date hereof, such interests in the Assigning Lender's rights and obligations under the Revolving Credit Agreement (including, without limitation, the Revolving Credit Commitment of the Assigning Lender on the date hereof and the Revolving Credit Loans and Letter of Credit Obligations owing to the Assigning Lender which are outstanding on the date hereof) as shall be necessary in order to give effect to the reallocations of the Revolving Credit Commitments effected by the amendment to the definition of "Revolving Credit Commitment" pursuant to Section 2 hereof. From and after the date hereof (i) the New Lender shall be a party to and be bound by the provisions of the Revolving Credit Agreement (as amended hereby) and, to the extent of the interests assigned hereby, have the rights and obligations of a Lender thereunder and under the other Loan Documents and (ii) the Assigning Lender shall, to the extent of the interests assigned hereby, relinquish its rights and be released from its obligations under the Revolving Credit Agreement. The Assigning Lender (i) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Loan Documents or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Documents or any other instrument or document furnished pursuant thereto; and
(iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower or Guarantor or the performance or observance by any Borrower or Guarantor of any of its obligations under the Loan Documents or any other instrument or document furnished pursuant thereto. The New Lender (i) confirms that it has received a copy of the Revolving Credit Agreement (as amended hereby) together with such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Third Modification; (ii) agrees that it will, independently and without reliance upon the Agent, the Assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Revolving Credit Agreement; (iii) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Revolving Credit Agreement as are delegated to the Agent by the terms thereof, together with such powers and discretion as are reasonably incidental thereto; (iv) agrees that it will perform in accordance with their terms all of the obligations that by the terms of the Revolving Credit Agreement are required to be performed by it as a Lender; and
(v) attaches any U.S. Internal Revenue Service or other forms required under the Revolving Credit Agreement.

SECTION 21. MODIFICATION TO FOREIGN EXCHANGE AGREEMENT. The Borrower and FUCC hereby agree to modify the Foreign Exchange Agreement as follows: (a) all references to the "Credit Agreement" contained therein shall refer to the Revolving Credit Agreement as modified pursuant to this Third Modification and
(b) the reference to "$45,000,000" contained in the third WHEREAS paragraph on page 1 shall be changed to "$35,000,000".

SECTION 22. FEES. The Borrower agrees to pay to the Agent, for the ratable benefit of the Lenders, a fee on the date of this Third Modification in an amount equal to $122,500.

SECTION 23. PAYMENT OF EXPENSES. Borrower agrees to pay, upon receipt of an invoice therefor, all fees and expenses of separate legal counsel for the Agent and the Lenders in connection with the preparation, negotiation or execution of this Third Modification.

SECTION 24. COUNTERPARTS. This Third Modification may be executed in any number of counterparts which, when taken together, shall constitute one original.

SECTION 25. GOVERNING LAW; SEVERABILITY. This Third Modification shall be governed by, and construed and interpreted in accordance with, the law of the State of Florida. Wherever possible, each provision of this Third Modification shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Third Modification shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity and without invalidating the remaining provisions of this Third Modification.

SECTION 26. WAIVER OF TRIAL BY JURY. Each of the Borrower, the Agent and the Lenders hereby knowingly, voluntarily, irrevocably and intentionally waives the right it may have to a trial by jury in respect to any action, proceeding, counterclaim or other litigation based hereon, or arising out of, under or in connection with this Third Modification, the Loan Agreements or any other Loan Documents or any course of conduct, course of dealing, statements (whether oral or written) or actions of any party hereto. This provision is a material inducement of the parties to enter into this Third Modification.

SECTION 27. TITLES. The section titles contained in this Third Modification are and shall be without substantive meaning or content of any kind whatsoever and are not part of this Third Modification.

      IN WITNESS WHEREOF, the Borrower, the Existing Lenders, the New Lender and the Agent have caused this Third Modification to be executed as of the date first above written.

                              BORROWER:

                              DIXON TICONDEROGA COMPANY,
                              a Delaware corporation

                              By:   /s/  Richard A. Asta
                              ---------------------------------------------
                              Name: Richard A. Asta
                              Title: Executive Vice President of Finance and Chief Financial Officer




                              DIXON TICONDEROGA INC.,
                              an Ontario corporation

                              By:     /s/  Richard A. Asta
                              -----------------------------------------------
                              Name: Richard A. Asta
                              Title: Executive Vice President of Finance and Chief Financial Officer




                              AGENT:

                              FIRST UNION COMMERCIAL CORPORATION,
                              a North Carolina corporation, as Agent

                              By: /s/ Robert L. Dean
                              ----------------------
                              Name: Robert L. Dean
                              Title: VP

                              EXISTING LENDERS:

                              FIRST UNION COMMERCIAL CORPORATION,
                              a North Carolina corporation, as a Lender

                              By: /s/ Robert L. Dean
                              ----------------------
                              Name: Robert L. Dean
                              Title: VP



                              BANKBOSTON, N.A.,
                              a national banking association

                              By: /s/ Stephen Y. McGehee
                              --------------------------
                              Name: Stephen Y. McGehee
                              Title: Managing Director





                              NATIONAL BANK OF CANADA,
                              a Canadian chartered bank

                              By: /s/ E. Lynn Forgosh
                              -----------------------
                              Name: E. Lynn Forgosh
                              Title: Group V.P.



                              NEW LENDER:

                              LASALLE BANK NATIONAL ASSOCIATION

                              By: /s/ Meg Marion
                              ------------------
                              Name: Meg Marion
                              Title: Senior V.P.

                                     CONSENT
                                     -------

This Consent (the "Consent"), dated September 30, 1999, is delivered in connection with the Third Modification of Amended and Restated Revolving Credit Loan and Security Agreement and Assignment, dated as of the date hereof (the "Third Modification"). Each of the undersigned hereby confirms and agrees that the Guaranty previously executed by it is, and shall continue to be, in full force and effect, and hereby ratifies and confirms in all respects its obligations thereunder, except that upon the effectiveness of, and on and after the date of, the Third Modification, all references in each Guaranty to the "Revolving Credit Agreement" shall mean the Revolving Credit Agreement as modified by the Third Modification and any reference to "$45,000,000" shall refer to "$35,000,000".



                              DIXON EUROPE, LIMITED

                              By:   /s/  Richard A. Asta
                              ---------------------------------------------
                              Title: Secretary





                              GRUPO DIXON, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:





                              VINCI de MEXICO, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:



                              VINCI MANUFACTURA, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:

                              COMERCIALIZADORA DIXON, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:



                              SERVIDIX, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:



                              DIXON INDUSTRIAL MEXICO, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:



                              DIXON TICONDEROGA de MEXICO, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:

                                    Exhibit A

                           Borrowing Base/Availability

I. BORROWING BASE. The "Borrowing Base" for the Revolving Credit Loans and Letters of Credit at any date shall be the sum of the following as the same exists on that date:

   (a) eighty percent (80%) of the face amount of Eligible Accounts; plus

   (b)eighty percent (80%) of the face amount of Eligible Foreign Accounts; plus

   (c) fifty percent (50%) of the FIFO cost of Eligible Inventory consisting of raw materials and packaged finished goods; plus

   (d) forty percent (40%) of the FIFO cost of Eligible Inventory consisting of unpackaged finished goods; plus (e) forty percent (40%) of the FIFO cost of Eligible Inventory consisting of packaging materials;

      provided, however, that the aggregate amount of Revolving Credit Loans shall not exceed the following sublimits which can be advanced against the following categories of Collateral: (i) against Eligible Inventory, the sublimit is Twenty Million U.S. Dollars ($20,000,000), and (ii) against Eligible Inventory of packaging materials, the sublimit is Seven Hundred Fifty Thousand U.S. Dollars ($750,000).

   If the results of any two (2) consecutive field audits conducted by the Agent reveal a Dilution Percentage equal to or greater than twelve percent (12%), the Agent reserves the right, in its sole discretion, to reduce the foregoing advance rates applicable to Eligible Accounts and Eligible Foreign Accounts from time to time upon any increase occurring in the Dilution Percentage of the Eligible Accounts or Foreign Eligible Accounts. No such reduction shall establish a custom, and each such modification shall become effective immediately for purposes of calculating new Loans hereunder.

   The Agent may, in its sole discretion, at any time or times after the Closing Date, decrease the ratio (i.e., advance rate) of its Loans against Eligible Accounts, Eligible Foreign Accounts or Eligible Inventory for any reason the Agent shall deem necessary without establishing a custom, and each such decrease shall become effective immediately for purposes of calculating the new Loans hereunder.

   In addition, the Agent may, with the consent of the Required Lenders, exclude any assets acquired pursuant to a Permitted Acquisition from calculation of the Borrowing Base.

   In addition, the Agent may, at any time or times after the Closing Date, establish one or more reserves against the Borrowing Base in its sole discretion.

II.AVAILABILITY. "Availability" at any date shall be the Borrowing Base at such date less the sum of the following as the same exist on that date: (a) one hundred percent (100%) of the aggregate amount of all outstanding Revolving Credit Loans; plus (b) one hundred percent (100%) of the aggregate amount of all undrawn Standby Letters of Credit issued pursuant to Section 2.1.1 of the Agreement; plus (c) fifty percent (50%) of the aggregate amount of all undrawn Trade Letters of Credit issued pursuant to Section 2.1.1 of the Agreement; plus (d) (i) one hundred percent (100%) of all outstanding Spot Foreign Exchange Contracts, and (ii) twenty percent (20%) of all outstanding Forward Foreign Exchange Contracts until two (2) days prior to the value date, at which time, the reserve shall equal one hundred percent (100%) plus
   (e) one hundred percent (100%) of the amount which the Agent, in its sole discretion, determines to be the aggregate amount of the "Loss", "Settlement Amount" and "Unpaid Amount", as such terms are defined in the Interest Rate Swap Agreement.

                                                                 Exhibit (10) i

                              FIRST MODIFICATION OF
                    AMENDED AND RESTATED TERM LOAN AGREEMENT
                                 AND ASSIGNMENT

      This Modification of Amended and Restated Term Loan Agreement and Assignment (this "First Modification") dated as of September 30, 1999 (the "Effective Date"), is by and among DIXON TICONDEROGA COMPANY, a Delaware corporation ("DTC"), and DIXON TICONDEROGA INC., an Ontario corporation ("DTI"; DTC and DTI, are collectively referred to hereinafter as the "Borrower"), the lenders identified on the signature pages hereto as Existing Lenders (the "Existing Lenders"), the Persons identified on the signature pages hereto as New Lenders (the "New Lenders", and together with the Existing Lenders, the "Lenders") and FIRST UNION COMMERCIAL CORPORATION, a North Carolina corporation ("FUCC"), as Agent for the Lenders (in its capacity as Agent, the "Agent").

                              W I T N E S S E T H:

      WHEREAS, the Borrower has entered into an Amended and Restated Term Loan Agreement, dated as of July 10, 1996 (said Agreement as it may be further amended, restated or otherwise modified from time to time, being hereinafter called the "Term Loan Agreement"), by and among the Borrower, the Existing Lenders and the Agent, pursuant to which the Lenders extended financial accommodations to Borrower in the form of a $7,750,000.08 term loan facility in accordance with, and subject to, the terms and conditions of the Term Loan Agreement; and

      WHEREAS, the parties to the Term Loan Agreement have agreed to amend the Term Loan Agreement as provided herein;

      WHEREAS, the parties to the Term Loan Agreement and the New Lender have agreed that the New Lender shall become a party to the Term Loan Agreement (as amended hereby) by way of assignment by National Bank of Canada (the "Assigning Lender") of its Term Loans;

      NOW, THEREFORE, in consideration of the premises and the covenants and agreements hereinafter set forth, the parties hereto agree as follows:

SECTION 1. DEFINED TERMS. Capitalized terms used in this First Modification and not otherwise defined herein, shall have the meanings ascribed to them in the Term Loan Agreement.

SECTION 2. AMENDMENT TO DEFINITIONS. Section 1.1 of the Term Loan Agreement is hereby amended as follows:

            (a)The  following  new  definition  is added  in the  alphabetically appropriate place:

               "Dollars" and "$" shall mean dollars in lawful currency of the United States of America, unless otherwise specifically provided herein.

            (b)The  definition of "Term Loan" is hereby  amended by deleting the word "7,750,000.08" and inserting the word "$7,500,000" in its place.

SECTION 3. AMENDMENTS TO TERM LOAN PROVISIONS. Section 2.1 (Term Loan) of the Term Loan Agreement is hereby amended by as follows:

            (a)Section   2.1(a)  is  hereby   amended  by   deleting   the  word
               "$3,900,768.79"  and  inserting the word  "$3,774,937.50"  in its place.

            (b)Section   2.1(b)  is  hereby   amended  by   deleting   the  word
               "$2,567,187.53 and inserting the word "$2,484,375" in its place.

            (c)Section   2.1(c)  is  hereby   amended  by   deleting   the  word
               "$1,282,043.76  and  inserting  the word  "$1,240,687.50"  in its place.

SECTION 4. AMENDMENTS TO PAYMENT PROVISIONS. Section 3 of the Term Loan Agreement is amended as follows:

            (a)Section  3.1  (Payments)  of the Term  Loan  Agreement  is hereby amended by (i) deleting the words "200 South Biscayne Boulevard, 11th Floor, MC: FL6090, Miami, Florida, 33131" and inserting the words "One First Union Center, 300 S. College Street, DC-4, Charlotte, NC 28288" in their place and (ii) adding the following sentence to the end thereof:

               All payments hereunder shall be made without setoff, deduction, counterclaim or withholding of any kind.

            (b)Section 3.3  (Principal  Payments) of the Term Loan  Agreement is
               hereby deleted in its entirety and replaced with the following:

               3.3 Principal Payments. In addition to and concurrently with the monthly payments of Interest, Borrower shall pay to Agent monthly installments of Principal in an amount equal to $125,000 from October 1, 1999 through September 1, 2004.

SECTION 5. AMENDMENTS TO TAX PROVISIONS. Section 12 (Taxes) of the Term Loan Agreement is hereby deleted in its entirety and replaced with the following:

            All payments made by the Borrower under this Agreement, any Notes and any documents relating hereto shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any court, or governmental body, agency or other official, including interest, penalties and liabilities with respect thereto, excluding income taxes of the Lenders or the Agent ("Taxes"). If any such Taxes are required to be withheld from any amounts payable to the Agent or any Lender hereunder or under any Notes or other documents relating thereto, (A) the Borrower shall withhold and remit such Taxes to the relevant authority when and as due, (B) the amounts so payable to the Agent or such Lender shall be increased to the extent necessary to yield to the Agent or such Lender interest or any such other amounts payable hereunder or under the Notes or any other document relating hereto at the rates or in the amounts specified in this Agreement and any Notes, and (C) as promptly as possible thereafter the Borrower shall send to the Agent for its own account or for the account of such Lender, as the case may be, a certified copy of an original official receipt received by the Borrower showing prompt payment thereof. If the Borrower fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Agent and any Lender for any incremental Taxes, interest or penalties that may become payable by the Agent or any Lender as a result of any such failure. The agreements in this subsection shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder.

SECTION 6. AMENDMENTS TO MISCELLANEOUS PROVISIONS. Section 13 of the Term Loan Agreement is hereby amended as follows:

            a. Section  13.2  (Governing  Law;  Waiver  of  Jury  Trial)  of the
               Revolving Credit Agreement is hereby amended by inserting the words "OR ANY STATE OR FEDERAL COURT LOCATED WITHIN MECKLENBURG COUNTY, STATE OF NORTH CAROLINA" following the words "STATE OF FLORIDA".

            b. A new section 13.3 is inserted  following  Section 13.2,  and the remaining sections are renumbered accordingly:

               13.3  Arbitration.

               (a)Notwithstanding   the   provisions  of  Section  13.2  to  the
                  contrary, upon demand of any party hereto, whether made before or after institution of any judicial proceeding, any dispute, claim or controversy arising out of, connected with or relating to this Agreement and the other documents executed in connection therewith including all promissory notes and collateral documents ("Disputes") between or among parties to this Agreement shall be resolved by binding arbitration as provided herein. Institution of a judicial proceeding by a party does not waive the right of that party to demand arbitration hereunder. Disputes may include, without limitation, tort claims, counterclaims, disputes as to whether a matter is subject to arbitration, claims brought as class actions, claims arising from credit documents executed in the future, or claims arising out of or connected with the transaction reflected by this Agreement.

               (b)Arbitration  shall be  conducted  under  and  governed  by the
                  Commercial Financial Disputes Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association (the "AAA") and Title 9 of the U.S. Code. All arbitration hearings shall be conducted in Charlotte, North Carolina. A hearing shall begin within 90 days of demand for arbitration and all hearings shall be concluded within 180 days of demand for arbitration. These time limitations may not be extended unless a party shows cause for extension and then no more than a total extension of 60 days. The expedited procedures set forth in Rule 51 et seq. of the Arbitration Rules shall be applicable to claims of less than $1,000,000. All applicable statutes of limitation shall apply to any Dispute. A judgment upon the award may be entered in any court having jurisdiction. The panel from which all arbitrators are selected shall be comprised of licensed attorneys selected from the Commercial Financial Dispute Arbitration Panel of the AAA. The single arbitrator selected for expedited procedure shall be a retired judge from the highest court of general jurisdiction, state or federal, of the state where the hearing will be conducted or if such person is not available to serve, the single arbitrator may be a licensed attorney. The parties hereto do not waive applicable Federal or state substantive law except as provided herein. Notwithstanding the foregoing, this arbitration provision does not apply to disputes under or related to interest rate protection agreements entered into by any Lender and Borrower.

               (c)Notwithstanding the preceding binding arbitration  provisions, the parties hereto agree to preserve, without diminution, certain remedies that the Agent or the Lenders may employ or exercise freely, independently or in connection with an arbitration proceeding or after an arbitration action is brought. The Agent and the Lenders shall have the right to proceed in any court of proper jurisdiction or by self-help to exercise or prosecute the following remedies, as applicable:
                  (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale granted under any loan document or under applicable law or by judicial foreclosure and sale, including a proceeding to confirm the sale; (ii) all rights of self-help including peaceful occupation of real property and collection of rents, set-off, and peaceful possession of personal property; and
                  (iii) obtaining provisional or ancillary remedies including injunctive relief, sequestration, garnishment, attachment, appointment of receiver and filing an involuntary bankruptcy proceeding. Preservation of these remedies does not limit the power of an arbitrator to grant similar remedies that may be requested by a party in a Dispute.

               (d)The parties  hereto agree that they shall not have a remedy of punitive or exemplary damages against the other in any Dispute and hereby waive any right or claim to punitive or exemplary damages they have now or which may arise in the future in connection with any Dispute, whether the Dispute is resolved by arbitration or judicially.

               (e)By  execution  and  delivery  of this  Agreement,  each of the parties hereto accepts, for itself and in connection with its properties, generally and unconditionally, the non-exclusive jurisdiction relating to any arbitration proceedings conducted under the Arbitration Rules in Charlotte, North Carolina and irrevocably agrees to be bound by any final judgment rendered thereby in connection with this Agreement from which no appeal has been taken or is available.

SECTION 7. RATIFICATION: EFFECT ON REVOLVING CREDIT AGREEMENT. The terms and conditions of the Loan Agreements and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed in all respects, except that all references contained therein to "Term Loan Agreement" shall refer to the Term Loan Agreement as modified by this First Modification. To the extent that any of the amendments of the Term Loan Agreement contained in this First Modification are amendments of provisions which are incorporated by reference in the Revolving Credit Agreement, the Revolving Credit Agreement shall be deemed to be similarly amended.

SECTION 8. REPRESENTATIONS AND WARRANTIES. The Borrower represents warrants to, and agrees with, the Agent and the Lenders and for the benefit of First Union that (i) it has no defenses, set-offs, or counterclaims of any kind or nature whatsoever against the Agent, the Lenders or First Union with respect to the Obligations, any of the agreements among the parties hereto, including, without limitation, the obligations of the Borrower under the Loan Agreements, the Notes, this First Modification or any other Loan Document, or any action previously taken or not taken by the Agent or any Lender with respect thereto or with respect to any Lien or Collateral in connection therewith to secure the Obligations, and (ii) this First Modification has been duly authorized by all necessary corporate action on the part of the Borrower, has been duly executed by a duly authorized officer of each entity comprising the Borrower, and constitutes the valid and binding obligation of the Borrower, enforceable against each entity comprising the Borrower in accordance with the terms hereof.

SECTION 9. LOAN AGREEMENT REPRESENTATIONS AND WARRANTIES. The Borrower hereby certifies that the representations and warranties contained in the Loan Agreements, as amended herein, continue to be true and correct and that no Event of Default, or event which with the passage of time or the giving of notice, or both, would constitute an Event of Default has occurred.

SECTION 10. CONDITIONS PRECEDENT TO EFFECTIVENESS OF MODIFICATION. It shall be a condition precedent to the effectiveness of this First Modification that the Borrower shall have complied with each of the following:

            (a)Executed  Documents.  The  Agent  shall  have  received  executed originals of (i) this First Modification together with the Consent attached hereto, (ii) Term Notes in favor of each of the Lenders (other than the Assigning Lender) and (iii) recorded modifications of the Mortgages.

            (b)Certificates of Secretaries of the Borrower and  Guarantors.  The
               Agent shall have received a certificate of the Secretary or an Assistant Secretary of each entity comprising the Borrower and of each Guarantor, certifying (a) with respect to each such Guarantor, that attached thereto is a true and complete copy of resolutions adopted by the Board of Directors and sole shareholder of such Guarantor authorizing the execution, delivery and performance by such Guarantor of this First Modification, (b) that attached thereto is a true and complete copy of resolutions adopted by the Board of Directors of each entity comprising the Borrower authorizing the execution delivery and performance of this First Modification by such entity; and (c) as to the incumbency and genuineness of the signature of each officer of the Borrower and each Guarantor executing this First Modification and any other documents executed in connection therewith.

            (c)Certificates  of Borrower  and  Guarantors.  The Agent shall have received a certificate from each entity comprising the Borrower and from each Guarantor, signed by the Chief Executive Officer and Secretary of such entity, in form and substance satisfactory to the Agent and its special counsel, to the effect that all representations and warranties of the Borrower contained in this First Modification are true, correct and complete as of the Effective Date; that such entity is not in violation of any of the covenants contained in any of the Loan Documents to which it is a party; that, giving effect to the transactions contemplated by this First Modification, no Event of Default or any event or condition which with notice, lapse of time, or both would constitute such an Event of Default, has occurred and is continuing; and that such entity has satisfied each of the closing conditions set forth in this Section 9.

            (d)Opinion of  Counsel to the  Borrower  and  Guarantors.  The Agent
               shall have received the opinion of counsel for the Borrower and the Guarantors dated the Effective Date, as to the transactions contemplated by this First Modification, in form and substance satisfactory to the Agent and its special counsel.

            (e)Modification  of Revolving  Credit  Agreement.  All conditions to the Third Modification of Amended and Restated Revolving Credit Agreement and Assignment dated as of the date hereof by and among the Borrower, the Lenders and the Agent shall have been fulfilled.

SECTION 11. ASSIGNMENT AND ASSUMPTION. The Assigning Lender hereby sells and assigns, without recourse, to the New Lender, and the New Lender hereby purchases and assumes, without recourse, from the Assigning Lender, effective as of the date hereof, such interests in the Assigning Lender's rights and obligations under the Term Loan Agreement (including, without limitation, the Term Loans owing to the Assigning Lender which are outstanding on the date hereof) as shall be necessary in order to give effect to the reallocations of the Term Loans effected by the amendment to Section 2.1(a), (b) and (c) of the Term Loan Agreement pursuant to Section 3 hereof. From and after the date hereof
(i) the New Lender shall be a party to and be bound by the provisions of the Term Loan Agreement (as amended hereby) and, to the extent of the interests assigned hereby, have the rights and obligations of a Lender thereunder and under the other Loan Documents and (ii) the Assigning Lender shall, to the extent of the interests assigned hereby, relinquish its rights and be released from its obligations under the Term Loan Agreement. The Assigning Lender (i) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Loan Documents or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Documents or any other instrument or document furnished pursuant thereto; and
(iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower or Guarantor or the performance or observance by any Borrower or Guarantor of any of its obligations under the Loan Documents or any other instrument or document furnished pursuant thereto. The New Lender (i) confirms that it has received a copy of the Term Loan Agreement (as amended hereby) together with such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Third Modification; (ii) agrees that it will, independently and without reliance upon the Agent, the Assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Term Loan Agreement; (iii) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Term Loan Agreement as are delegated to the Agent by the terms thereof, together with such powers and discretion as are reasonably incidental thereto; (iv) agrees that it will perform in accordance with their terms all of the obligations that by the terms of the Term Loan Agreement are required to be performed by it as a Lender; and (v) attaches any U.S. Internal Revenue Service or other forms required under the Term Loan Agreement or the Revolving Credit Agreement.

SECTION 12. MODIFICATION TO FOREIGN EXCHANGE AGREEMENT. The Borrower and FUCC hereby agree to modify the Foreign Exchange Agreement as follows: (a) all references to the "Term Loan Agreement" contained therein shall refer to the Term Loan Agreement as modified pursuant to this First Modification and (b) the reference to "$7,750,000.08" contained in the third WHEREAS paragraph on page 1 shall be changed to "$7,500,000".

SECTION 13. FEES. The Borrower agrees to pay to the Agent, for the ratable benefit of the Lenders, a fee on the date of this First Modification in an amount equal to $26,250.

SECTION 14. PAYMENT OF EXPENSES. Borrower agrees to pay, upon receipt of an invoice therefor, all fees and expenses of separate legal counsel for the Agent and the Lenders in connection with the preparation, negotiation or execution of this First Modification.

SECTION 15. COUNTERPARTS. This First Modification may be executed in any number of counterparts which, when taken together, shall constitute one original.

SECTION 16. GOVERNING LAW; SEVERABILITY. This First Modification shall be governed by, and construed and interpreted in accordance with, the law of the State of Florida. Wherever possible, each provision of this First Modification shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this First Modification shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity and without invalidating the remaining provisions of this First Modification.

SECTION 17. WAIVER OF TRIAL BY JURY. Each of the Borrower, the Agent and the Lenders hereby knowingly, voluntarily, irrevocably and intentionally waives the right it may have to a trial by jury in respect to any action, proceeding, counterclaim or other litigation based hereon, or arising out of, under or in connection with this First Modification, the Loan Agreements or any other Loan Documents or any course of conduct, course of dealing, statements (whether oral or written) or actions of any party hereto. This provision is a material inducement of the parties to enter into this First Modification.

SECTION 18. TITLES. The section titles contained in this First Modification are and shall be without substantive meaning or content of any kind whatsoever and are not part of this First Modification.

            IN WITNESS WHEREOF, the parties hereto have caused this First Modification to be executed as of the date first above written.

                              BORROWER:

                              DIXON TICONDEROGA COMPANY,
                              a Delaware corporation

                              By:     /s/  Richard A. Asta
                              -----------------------------------------------
                              Title: Treasurer





                              DIXON TICONDEROGA INC.,
                              an Ontario corporation

                              By:     /s/  Richard A. Asta
                              -----------------------------------------------
                              Title: Treasurer





                              AGENT:

                              FIRST UNION COMMERCIAL CORPORATION,
                              a North Carolina corporation, as Agent

                              By: /s/ Robert L. Dean
                              ----------------------
                              Title:   VP

                              EXISTING LENDERS:

                              FIRST UNION COMMERCIAL CORPORATION,
                              a North Carolina corporation, as a Lender

                              By: /s/ Robert L. Dean
                              ----------------------
                              Title:   VP



                              BANKBOSTON, N.A.,
                              a national banking association

                              By: /s/ Stephen Y. McGehee
                              --------------------------
                              Title: Managing Director





                              NATIONAL BANK OF CANADA,
                              a Canadian chartered bank

                              By:  /s/ E. Lynn Forgosh      /s/ Frank Johnson
                              --------------------------------------------------
                              Title:  Group  V.P.                Group V.P.



                              NEW LENDER:

                              LASALLE BANK NATIONAL ASSOCIATION

                              By: /s/ Meg Marion
                              ------------------
                              Title: Senior V.P.

                                     CONSENT
                                     -------

This Consent (the "Consent"), dated September 30, 1999, is delivered in connection with the First Modification of Amended and Restated Term Loan
Agreement and Assignment, dated as of the date hereof (the "First Modification"). Each of the undersigned hereby confirms and agrees that the Guaranty previously executed by it is, and shall continue to be, in full force and effect, and hereby ratifies and confirms in all respects its obligations thereunder, except that upon the effectiveness of, and on and after the date of, the First Modification, all references in each Guaranty to the "Term Loan Agreement" shall mean the Term Loan Agreement as modified by the First Modification and any reference to "$7,750,000" shall refer to "$7,500,000".



                              DIXON EUROPE, LIMITED

                              By: /s/ Richard A. Asta
                              -----------------------
                              Title: Secretary





                              GRUPO DIXON, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:



                              VINCI de MEXICO, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:




                              VINCI MANUFACTURA, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:

                              COMERCIALIZADORA DIXON, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:




                              SERVIDIX, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:




                              DIXON INDUSTRIAL MEXICO, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:




                              DIXON TICONDEROGA de MEXICO, S.A. de C.V.

                              By: /s/ Diego Cespedes Creixell
                              -------------------------------
                              Title:

                                                                 Exhibit (10) j

                            DIXON TICONDEROGA COMPANY
                            195 INTERNATIONAL PARKWAY
                             HEATHROW, FLORIDA 32746


                                                  Dated as of November 18, 1999


TO EACH OF THE PURCHASERS LISTED IN
     THE ATTACHED SCHEDULE A

                               Amendment No. 1 to
                       Note and Warrant Purchase Agreement

Ladies and Gentlemen:

      Reference is made to the Note and Warrant Purchase Agreement, dated as of September 26, 1996 (the "Note Agreement"), among Dixon Ticonderoga Company, a Delaware corporation (the "Company"), and The Equitable Life Assurance Society of the United States, John Hancock Mutual Life Insurance Company and Signature 1A (Cayman), Ltd. (collectively, the "Purchasers"). The Purchasers hold 100% of the Notes outstanding under the Note Agreement. Capitalized terms used herein without definition have the meanings specified therefor in the Note Agreement.

      The Company requests the consent of the Purchasers to certain amendments of the Note Agreement, and the Purchasers are willing to consent to such amendments, on the terms and subject to the conditions set forth herein.

The parties agree as follows:

1. Amendments. 1.1. Amendment of Section 10.1(b). Section 10.1(b) of the Note, Agreement is hereby amended and restated to read in its entirety as follows:

            "(b) the Company and its  subsidiaries  may become and remain liable with respect to Debt outstanding pursuant to the Credit Agreement in an aggregate outstanding principal amount not to exceed at any time of determination $42,500,000;"

      1.2. Amendment of Section 10.1(h). Section 10.1(h) of the Note Agreement is hereby amended and restated to read in its entirety as follows:

            "(h) Dixon Mexico may become and remain  liable with respect to Debt in an aggregate principal amount outstanding not to exceed at any time of determination $8,000,000;"

      1.3. Amendment to Section 10.4(b). Section 10.4(b) of the Note Agreement is hereby amended and restated to read in its entirety as follows:

            "(b) The  provisions  of section  10.4(a)  shall not,  so long as no condition or event shall exist which constitutes an Event of Default or Potential Event of Default, prevent the acquisition by the Company for consideration (other than in shares of its capital stock) of shares of the capital stock of Dixon Mexico from Persons other than Affiliates in an aggregate amount of not more than $7,000,000."

      1.4. Amendment of Section 10.6. Section 10.6 of the Note Agreement is hereby amended and restated to read in its entirety as follows:

            "10.6. Interest and Dividend  Coverage.  The Company will not at any time permit the Consolidated Interest and Dividend Coverage Ratio to be less than 1.70 to 1.0 (if the date of determination occurs on or prior to September 30, 1996); 1.85 to 1.0 (if the date of determination occurs after September 30, 1997 and on or prior to September 30, 1998); and 2.30 to 1.0 (if the date of determination occurs after September 30, 1998)."

      1.5. Amendment of Certain Definitions. The following defined term is hereby amended and restated to read in its entirety as follows:

            "Consolidated Interest and Dividend Coverage Ratio: for any Reference Period, the ratio of (a) (x) for purposes of section 10.1(k), Adjusted EBIT and (y) for purposes of section 10.6, EBITDA, for such Reference Period to (b) the sum of (i) Consolidated Interest Expense for such Reference Period, plus (ii) Capitalized Interest for such Reference Period, plus (iii) all cash dividends accrued or paid on capital stock, including Disqualified Stock, of the Company during such Reference Period."

      1.6. Additional Definitions. The following defined term is hereby added to section 14 of the Note Agreement in the appropriate alphabetical order:

           "EBITDA: has the meaning specified in the Credit Agreement as in effect on September 30, 1999."

2. Conditions to Effectiveness. The effectiveness of the amendments and other agreements contemplated hereby is subject to the fulfillment to the satisfaction of the Purchasers of the following conditions:

      2.1. No Defaults. As of the date hereof (after giving effect to the amendments provided herein), no Event of Default or Potential Event of Default shall have occurred or be continuing.

      2.2. Representations and Warranties. The representations and warranties of the Company contained in the Note Agreement shall be correct when made and at the date hereof, except to the extent a particular representation and warranty expressly relates solely to an earlier date.

      2.3. Credit Agreement. The amendments to the several agreements constituting the Credit Agreement as defined in the Note Agreement shall be reasonably satisfactory in form and substance to the Purchasers. A complete and correct copy of each such agreement as amended in effect on the effective date hereof shall have been delivered to the Purchasers, and no other agreements or instruments shall exist relating to the terms of such borrowings.

      2.4. Consents, Agreements. The Company shall have obtained all other consents and waivers necessary in connection with the transactions contemplated hereby, and such consents and waivers shall be in full force and effect on the date hereof. A complete and correct copy of each of such consents and waivers shall have been delivered to the Purchasers.

      2.5. Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to the Purchasers and their special counsel, and the Purchasers and their special counsel shall have received all such counterpart originals or certified or other copies of such documents as it or they may reasonably request.

      2.6. Fees.

            (a) The Company shall have paid to each Purchaser (or to the Person designated by such Purchaser for payment in Schedule A), in immediately available funds, a transaction fee equal to .125% of the aggregate principal amount of the Notes held by such Purchaser on the date hereof, by crediting the account specified below its name in Schedule A for the payment of transaction fees.

            (b) The Company shall have paid the fees and disbursements of the Purchasers' special counsel incurred in connection with the transactions contemplated by this Agreement and set forth in a statement delivered to the Company on or prior to the date hereof.

3. Ratification. Except as amended hereby, all of the provisions of the Note Agreement shall remain in full force and effect.

4. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

                         [signatures on following page]

      If the Purchasers are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter and return one of the same to the Company, whereupon this letter shall become a binding agreement between the Purchasers and the Company.

                              Very truly yours,

                              DIXON TICONDEROGA COMPANY


                              By:  /s/ Richard A. Asta
                              ------------------------
                              Title:  CFO

The foregoing Amendment is
hereby agreed to as of the
date hereof.

THE EQUITABLE LIFE ASSURANCE SOCIETY
  OF THE UNITED STATES


By:    /s/  Peter C. Gummeson
------------------------------
Name:  Peter C. Gummeson
Title: Senior Vice President



JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY


By:    /s/ D. Donovan
-----------------------------
Name:  D. Donovan
Title: Sr. Investment Officer



SIGNATURE 1A (CAYMAN), LTD.

By:  John Hancock Mutual Life Insurance Company, Portfolio Advisor


By:    /s/ George A. Braun
--------------------------
Name:  George A. Braun
Title: Vice President

                                   SCHEDULE A


                             SCHEDULE OF PURCHASERS



The Equitable Life Assurance Society of the United States

John Hancock Mutual Life Insurance Company

Signature 1A (Cayman), Ltd.

                                                                    Exhibit (21)


                         1999 ANNUAL REPORT ON FORM 10-K

                           SUBSIDIARIES OF THE COMPANY

All of the Registrant's subsidiaries as of September 30, 1999, are listed below. Subsidiaries of a subsidiary are indented. All subsidiaries are included in the consolidated financial statements of the Registrant.

                                                   State Or        Percentage of
                                               Jurisdiction of        Voting
                                                 Organization       Securities
                                                                      Owned
                                               ----------------  ---------------

Dixon Ticonderoga, Inc.                             Canada             100%

   Grupo Dixon, S.A. de C.V.  (Subsidiary of
   Dixon Ticonderoga, Inc.)                         Mexico              97%

    Dixon Ticonderoga de Mexico, S.A. de
    C.V.  (Subsidiary of Grupo Dixon, S.A. de C.V.) Mexico             100%


    Vinci de Mexico, S.A. de C.V.
    (Subsidiary of Grupo Dixon, S.A. de C.V.)       Mexico             100%


    Vinci Manufactura, S.A. de C.V.
    (Subsidiary of Grupo Dixon, S.A. de  C.V.)      Mexico             100%
    C.V.)

    Comercializadora Dixon, S.A. de C.V.
    (Subsidiary of Grupo Dixon, S.A. de  C.V.)      Mexico             100%
    C.V.)

    Servidix, S.A. de C.V.  (Subsidiary of
    Grupo Dixon, S.A. de C.V.)                      Mexico             100%

Dixon Industrial Mexico, S.A. de C.V.               Mexico             100%

Ticonderoga Graphite, Inc. (a)                      New York           100%

Dixon Europe, Limited                               United Kingdom     100%



(a)  Inactive

Exhibit (27)