Form 10-Q
period 1999-12-31
DIXON TICONDEROGA CO
filed 2000-02-22
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                          Commission file number 0-2655

                            DIXON TICONDEROGA COMPANY
               Incorporated pursuant to the Laws of Delaware State


                               ------------------


        Internal Revenue Service-- Employer Identification No. 23-0973760

                  195 International Parkway, Heathrow, FL 32746
                                 (407) 829-9000


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on December 31, 1999, was 3,192,246.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                      Page
                                                                      ----

PART  I.      FINANCIAL INFORMATION

Item 1.       Financial Information

              Consolidated Balance Sheets --
              December 31, 1999 and September 30, 1999                 3-4

              Consolidated Statements of Operations --
              For The Three Months Ended  December 31, 1999
              and 1998                                                  5

              Consolidated Statements of Comprehensive Loss
              For The Three Months Ended  December 31, 1999
              and 1998                                                  6

              Consolidated Statements of Cash Flows --
              For The Three Months Ended  December 31, 1999
              and 1998                                                 7-8

              Notes to Consolidated Financial Statements              9-13

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           14-17

Item 3.       Quantitative   and  Qualitative   Disclosures
              About Market Risk                                        18

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                        19-20

              Signatures                                               21

                         PART I - FINANCIAL INFORMATION

Item 1.
-------

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                               December 31,        September 30,
                                                  1999                  1999
                                              --------------       -------------

CURRENT ASSETS:
  Cash and cash equivalents                     $   714,115         $    935,413
  Receivables,   less   allowance  for
   doubtful  accounts of $1,398,216 at
   December  31,1999 and $1,428,541 at
   September 30, 1999                            23,357,104           29,343,196
  Inventories                                    38,795,559           39,425,594
  Other current assets                            3,525,840            2,381,518
                                              --------------       --------------

   Total current assets                          66,392,618           72,085,721
                                              --------------       --------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                             13,432,758           13,413,125
  Machinery and equipment                        17,611,608           17,661,335
  Furniture and fixtures                          1,732,506            1,753,765
                                              --------------       --------------
                                                 32,776,872           32,828,225

  Less accumulated depreciation                 (19,470,017)         (19,004,402)
                                              --------------       --------------
                                                 13,306,855           13,823,823
                                              --------------       --------------

OTHER ASSETS                                      6,978,239            6,978,123
                                              --------------       --------------
                                              $  86,677,712        $  92,887,667
                                              ==============       ==============


                                               December 31,        September 30,
                                                  1999                 1999
                                            ---------------       --------------

CURRENT LIABILITIES:
  Notes payable                              $   2,991,813        $   2,578,467
Current maturities of long-term debt            18,136,123            1,638,835
  Accounts payable                               4,842,514            6,143,136
  Accrued liabilities                            9,409,620           12,268,095
                                            ---------------       --------------

   Total current liabilities                    35,380,070           22,628,533
                                            ---------------       --------------

LONG-TERM DEBT                                  23,845,643           39,399,795
                                            ---------------       --------------

DEFERRED INCOME TAXES AND OTHER                    142,772               96,843
                                            ---------------       --------------

MINORITY INTEREST                                  511,025              533,390
                                            ---------------       --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred     stock,     par    $1,
   authorized  100,000  shares,  none
   issued                                              _                   _
  Common  stock,  par $1,  authorized
   8,000,000      shares;      issued
   3,710,309  shares at December  31,
   1999 and  3,688,599  at  September
   30, 1999                                      3,710,309            3,688,559
  Capital in excess of par value                 3,733,565            3,586,471
  Retained earnings                             25,446,098           26,945,792
  Accumulated   comprehensive  income
   (loss)                                       (2,721,149)          (2,416,475)
                                            ---------------       --------------
                                                30,168,823           31,804,347

  Less - treasury stock, at cost
   (518,063 shares in December 31, 1999
   and 292,789 shares in September
   30, 1999)                                    (3,370,621)          (1,575,241)
                                            ---------------       --------------

                                                26,798,202           30,229,106
                                            ---------------       --------------

                                             $  86,677,712        $  92,887,667
                                            ===============       ==============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                               1999           1998
                                            ------------   ------------

REVENUES                                    $19,625,145    $22,807,169
                                            ------------   ------------

COST AND EXPENSES:

  Cost of goods sold                         13,735,871     14,899,619

  Selling and administrative expenses         7,247,378      7,797,673
                                            ------------   ------------

                                             20,983,249     22,697,292
                                            ------------   ------------

OPERATING INCOME (LOSS)                      (1,358,104)       109,877

INTEREST EXPENSE                                933,037      1,109,072
                                            ------------   ------------

LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST                           (2,291,141)     (999,195)

INCOME TAX BENEFIT                              (776,183)     (364,200)
                                            -------------  ------------

                                              (1,514,958)     (634,995)

MINORITY INTEREST                                (15,264)      (35,078)
                                            -------------  ------------

NET LOSS                                    $ (1,499,694)   $ (599,917)
                                            =============  ============

LOSS PER COMMON SHARE:

  BASIC                                     $       (.45)   $     (.17)
                                            =============  ============

  DILUTED                                   $       (.45)   $     (.17)
                                            =============  ============

SHARES OUTSTANDING:

  BASIC                                       3,317,123      3,431,797
                                            ============   ============

  DILUTED                                     3,317,123      3,431,797
                                            ============   ============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  ---------------------------------------------


                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                               1999           1998
                                            ------------   ------------

NET LOSS                                    $(1,499,694)   $ (599,917)

OTHER COMPREHENSIVE LOSS:

  Foreign currency translation
  adjustments                                  (304,674)      (39,402)
                                            ------------   ------------

COMPREHENSIVE LOSS                          $(1,804,368)   $ (639,319)
                                            ============   ============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                 1999                1998
                                            ---------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   $(1,499,694)           $ (599,917)
Adjustment to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                646,892               634,803
  Deferred taxes                                89,608              (151,651)
  Provision for doubtful accounts
   receivable                                   53,518                74,608
  (Income) loss attributable to
   foreign currency exchange                    69,282               (84,557)
  Income (loss) attributable to
   minority interest                           (15,264)              (35,078)
  Changes in assets and liabilities:
   Receivables                               5,803,096             9,499,521
   Inventories                                 437,842            (8,210,565)
   Other current assets                     (1,154,023)             (438,273)
   Accounts payable and accrued
     liabilities                            (4,120,189)           (1,419,699)
   Other assets                                (61,065)             (133,923)
                                            ------------          ------------

Net cash provided by (used in)
operations                                     250,003              (864,731)
                                            ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of plant and equipment, net         (108,184)             (210,045)
                                            ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from (principal
   reductions of) notes payable                447,261              (927,916)
  Net proceeds from (principal
   reductions of) long-term debt               943,136              (492,971)
  Purchase of treasury stock                (1,795,380)                  -
  Exercise of stock options                    168,844                66,500
  Other non-current liabilities                (25,459)             (116,322)
                                            ------------          ------------

Net cash provided by (used in)
financing activities                          (261,598)           (1,470,709)
                                            ------------          ------------

Effect of exchange rate changes on
cash                                          (101,519)              137,142
                                            ------------          ------------

Net   decrease   in  cash   and  cash
equivalents                                   (221,298)           (2,408,343)

Cash and cash equivalents,  beginning
of period                                      935,413             2,853,281
                                            ------------          ------------

Cash  and  cash  equivalents,  end of
period                                      $  714,115            $  444,938
                                            ============          ============

Supplemental Disclosures:
  Cash paid during the period:
   Interest                                 $  366,115            $  626,722
   Income taxes                                910,826               226,490



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.    Basis of presentation:

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of December 31, 1999, and the results of their operations and cash flows for the three months ended December 31, 1999 and 1998, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.


2.    Inventories:

      Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 1998 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):

                                           December 31,    September 30,
                                               1999            1999
                                           ------------   -------------

      Raw materials                        $ 15,043        $ 15,246
      Work in process                         4,264           5,106
      Finished goods                         19,489          19,164
                                           ------------   -------------
                                           $ 38,796        $ 39,426
                                           ============   =============


3.    Effect of certain new accounting pronouncements:

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

4.    TRANSLATION OF FOREIGN CURRENCIES:

      Prior to January 1, 1999, Mexico was considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Therefore, Mexico translation gains and losses impacted the results of operation through December 31, 1998. Since January 1, 1999, Mexico is not considered a highly inflationary economy, and therefore the translation gains (losses) are included as a separate component of comprehensive income (loss). Total foreign currency gains (losses) included in net loss were approximately ($69,000) and $85,000 for the periods ended December 31, 1999 and 1998, respectively.


5.    ACCOUNTING FOR INCOME TAXES:

      The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the accompanying Consolidated Financial Statements is primarily due to varying effective foreign tax rates, state income taxes and other permanent items.


6.    Contingencies:

      The Company, in the normal course of business, is a party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgement interest. All company appeals were denied and in 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and a legal malpractice action against its former attorney. No anticipated recoveries from insurance carriers or other third parties have been recognized. In 1999, the pending malpractice suit was dismissed and the Company has appealed the decision.

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

      The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $350,000 as of December 31, 1999), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

7.    RESTRUCTURING AND RELATED COSTS:

      In fiscal 1999, the Company provided approximately $1,917,000 in connection with its Restructuring and Cost Reduction Program, which is intended to improve overall financial performance in the future. The program included manufacturing plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. The restructuring charge and subsequent utilization is summarized as follows:



                                              1999          Utilized
                                          Restructuring     through        Balance at
                                           and Related     December 31,    December 31,
                                            Charges           1999            1999
                                           ------------  ---------------  -----------
        Employee severance and related
        costs                                $ 587,000      $ (477,000)    $ 110,000

        Anticipated losses from the
        sale or abandonment of property
        and equipment                        1,330,000        (110,000)    1,220,000
                                           ------------  ---------------  -----------

                                            $1,917,000      $ (587,000)   $1,330,000
                                           ============  ===============  ===========

8.    STOCK REPURCHASE PROGRAM:

      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program, authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Since March 1999, the Company has repurchased approximately 337,000 shares at a cost of $2.8 million.


9.    LINE OF BUSINESS REPORTING:

      The Company has adopted FASB Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information". This statement requires the Company to report information about its operating segments under the "management approach". The management approach is based on the manner in which management reports segment information within the Company for making operating decisions and assessments.

      The Company has two principal business segments - its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of December 31, 1999 and 1998, and for the quarters then ended (in thousands):

                                          Consumer     Industrial       Total
                                            Group         Group        Company
                                         ------------  ------------  ------------
        Net revenues:

        Three months ended:
        December 31, 1999                $ 16,351       $ 3,274      $19,625
        December 31, 1998                  17,031         5,776       22,807

        Income before interest, taxes and minority interest:

        Three months ended:
        December 31, 1999                $  (575)       $ (159)       $ (734)
        December 31, 1998                    329           264           593


          A reconciliation of income before interest, taxes and minority interest to net income follows (in thousands):

                                    Three Months Ended December 31, 1999
                                ---------------------------------------------
                                Consumer    Industrial                Total
                                  Group       Group     Corporate    Company
                                ----------  ----------  ----------  ----------
        Income before
         interest, taxes and
         minority interest        $ (575)     $ (159)     $ (624)   $ (1,358)

        Interest expense            (652)        (98)       (183)       (933)

        Income tax benefit           454          78         244         776

        Minority interest             15          -           -           15
                                ----------  ----------  ----------  ----------

        Net loss                  $ (758)     $ (179)     $ (563)   $ (1,500)
                                ==========  ==========  ==========  ==========

                                    Three Months Ended December 31, 1998
                                ---------------------------------------------
                                Consumer    Industrial              Total
                                  Group       Group     Corporate    Company
                                ----------  ----------  ----------  ----------
        Income before
         interest, taxes and
         minority interest         $ 329       $ 264      $ (483)      $ 110

        Interest expense            (774)       (275)        (60)     (1,109)

        Income tax benefit           188           4         172         364

        Minority interest             35          -           -           35
                                ----------  ----------  ----------  ----------

        Net loss                  $ (222)       $ (7)     $ (371)     $ (600)
                                ==========  ==========  ==========  ==========

          Certain corporate expenses have been allocated based upon respective segment sales. Interest expense (where not specifically identified) has been allocated based upon identifiable assets by segment. Income taxes are determined based upon the respective effective tax rates.


10.  LONG-TERM DEBT:

     The Company has outstanding $16.5 million of 12% Senior Subordinated Notes, due 2003. The note agreement, as amended, contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. For the quarter ended December 31, 1999, the Company is presently in compliance with all such provisions, except for the interest and dividend leverage ratio requirement. In the past, its two senior subordinated lenders have waived compliance with various covenants and both of the senior subordinated lenders have granted waivers with respect to the current non-compliance. However, the lenders have granted a limited waiver only until March 23, 2000. Because it cannot be determined whether the violation of this requirement can be cured, or whether the lenders will waive it beyond March 23, 2000 or any later date, the notes have been reclassified to current maturities of long-term debt as of December 31, 1999.

Item 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

      REVENUES for the quarter ended December 31, 1999, decreased $3,182,000 from the same quarter last year. The changes by segment are as follows:

                               Increase
                              (Decrease)              % Increase (Decrease)
                            (in thousands)      Total     Volume      Price/Mix
                            ---------------------------------------------------
         U.S. Consumer          $ (364)           (3)        (3)          -
         Foreign Consumer         (316)           (8)        (4)         (4)
         Industrial             (2,502)          (43)       (43)          -

     U.S. Consumer revenue decreased due primarily to lower seasonal sales in the wholesale club market. Foreign Consumer revenues decreased principally in Mexico as certain retailers delayed purchases until 2000. Industrial revenue decrease is primarily the result of the sale of the Graphite and Lubricants division completed in March 1999.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is also managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.
     OPERATING INCOME decreased $1,468,000 from the prior year. U.S. Consumer decreased $386,000 primarily due to significantly higher manufacturing inefficiencies as a result of strict inventory reduction efforts and related decreased production. The decrease in production volume was also partially due to the finalization of the consolidation of one manufacturing facility (see Note 7 to Consolidated Financial Statements). Foreign Consumer operating income decreased $518,000, primarily in Mexico. Revenues and production volumes in Mexico decreased due to the aforementioned delay in purchases by certain Mexico retailers as well as a reduction in shipments to the U.S. Additional costs were incurred for the initial start-up of manufacturing processes transferred from the U.S. facility as discussed above. Higher selling costs were incurred due to expanded distribution facilities in Mexico. Industrial operating income decreased $422,000 primarily due to the sale of the Graphite and Lubricants division in March 1999. Due to the production inefficiencies described above in both the U.S. and Mexico, overall cost of goods sold increased to 70.0% of sales in 1999, compared to 65.3% of sales in 1998. Due to the level of fixed expenses and the factors discussed above, total selling and administrative costs (although $550,000 less) increased to 36.9% of sales in 1999 from 34.2% of sales in 1998.
     INTEREST EXPENSE decreased $176,000 from the same quarter last year due to lower overall borrowings.
     INCOME TAX decreased $412,000 from the same quarter last year due to lower before tax income.
     MINORITY INTEREST represents approximately 3% in 1999 and 20% in 1998 of the results from operations of the Company's Mexico subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flows from operating activities improved $1.1 million in the first quarter of fiscal 1999 despite $1.5 million in net losses. The Company's strict inventory reduction efforts led to an increase in cash flows related to inventories of $438,000 in the current year period, as compared with a decrease of over $8 million in the prior year period. This significant improvement was partially offset by lower receivable collections following the Company's lower revenues in the 1999 back-to-school season and the sale of its Graphite and Lubricants division. Moreover, accounts payable and accrued liabilities were reduced in the current year period.
     The Company's investing activities included only approximately $108,000 in purchases of property and equipment in the current period and $210,000 in the prior year. This is a lower level of purchases as compared with prior years, due to better capital budgeting and the continued use of leasing as an alternative to acquiring equipment. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements.
     The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The underlying loan and security agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate plus 0.25%, or the prevailing LIBOR rate plus 1.75% through December 2000. Borrowings under the new revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has previously executed an interest rate swap agreement which effectively fixes the rate of interest on $5 million of the revolver debt at 8.12% through 2000. The loan and security agreements also include a term loan in the amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company has previously executed an interest rate swap agreement which effectively fixes the rate of interest on approximately $2.4 million of the term loan at 8% through 2000.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions except one, for which it has received a waiver. As of December 31, 1999, the Company had approximately $18 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $7 million in bank lines of credit ($4 million unused as of December 31, 1999) which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities.
     The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. In connection with the private placement of these notes, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. In 1998, the Company canceled a reverse interest rate swap agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, which is being recognized over the remaining original term of the notes. The note agreement, as amended, contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. For the quarter ended December 31, 1999, the Company is presently in compliance with all such provisions, except for the interest and dividend coverage ratio requirement. In the past, its two senior subordinated lenders have waived compliance with various covenants and both of the senior subordinated lenders have granted waivers with respect to the current non-compliance. However, the lenders have granted a limited waiver only until March 23, 2000, during which time they have asked the Company to consider amending the note agreement to revise the financial performance covenants, increase the interest rate, decrease the exercise price of warrants held by the lenders and grant to the lenders a second secured position on Company assets. The Company will consider the lenders' requests, and/or explore refinancing of the notes, which may require the Company to pay a prepayment premium. Although management believes that the Company will be able to reach an agreement with its subordinated lenders or that the Company will be able to refinance its subordinated debt, the terms of amendments to its existing debt or any refinancing may not be as favorable to the Company as the current terms. Because it cannot be determined whether the violation of this requirement can be cured, or whether the lenders will waive it beyond March 23, 2000 or any later date, the notes have been reclassified to current maturities of long-term debt as of December 31, 1999. (See Note 10 to Consolidated Financial Statements.)
     The Company anticipates that it will not be in compliance with all covenant provisions in the next, and possibly in subsequent, future quarters and cannot assure that it will receive waivers or amendments of any such provisions at that time.
     The Company entered into the aforementioned interest rate swap agreement to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The swaps are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.
     In March 1999, the Company's Board of Directors approved a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Since March 1999, the Company repurchased 337,000 shares at a cost of $2.8 million ($1.8 million repurchased in the quarter ended December 31, 1999). These repurchases were financed through the aforementioned and previous U.S. revolving line of credit facilities.
     The existing sources of financing and cash expected to be generated from future operations and / or asset sales would, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of it obligations. However, if the covenant violation described above with respect to the subordinated note agreement is not cured, waived or amended, the Company may need to pursue other sources of financing to satisfy this obligation before its due date.


YEAR 2000 READINESS DISCLOSURE
------------------------------

      The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations while interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as 'computer-related' (referred to as `non-IT') may contain embedded hardware or software that may have a time element dependency.
      The Company's work on the Year 2000 (Y2K) compliance issue began in 1998 and was completed in 1999. The scope of the project included addressing the compliance of all applications, operating systems, and hardware on mid-range, PC and local area network platforms; addressing issues related to non-IT embedded hardware and software; and addressing the compliance of business partners.
      The Company completed all phases for its U.S. and Canadian operations and its Mexican operations were brought into compliance by a complete system replacement. The Company's non-IT related systems and equipment were determined to be Y2K compliant. This statement is based primarily upon communication with the vendors as well as physical inspection, assessment, remediation and testing of equipment and related controlling software. Moreover, all critical business suppliers certified compliance.
      While no significant problems were experienced with its customer base, the Company is continuing to monitor the status of customers as a means of determining risks and alternatives.
      Dixon utilizes an IBM AS/400 system along with J. D. Edwards software for its core business applications. These systems have been assessed, upgraded, corrected where necessary and tested to insure continuous and accurate processing of information.
      The Company presently believes that its business-critical computer systems as well as non-IT related systems and equipment are Y2K compliant. The Company does not foresee significant continuing risks associated with Y2K compliance at this time.

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, statements about the effects of the devaluation of the Mexican peso; the Company's ability to meet its current and anticipated obligations, including the Company's expectations with respect to its ability to reach an agreement with its subordinated lenders or to refinance its subordinated debt; management's inventory reduction plan and expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; its expectations as to the effect of new accounting pronouncements; and its assessment with respect to Y2K. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) manufacturing inefficiencies as a result of the inventory reduction plan, difficulties encountered with the consolidation and cost-reduction program, increased competition, U.S. and foreign economic factors, foreign currency exchange risk, interest rate fluctuation risk, Y2K compliance risk and the inability to refinance the debt or reach agreement with its subordinated lenders, among others.

Item 3.
-------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     As discussed elsewhere in this Form 10-Q, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 32% of the Company's fiscal 1999 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar would impact reported operating profit by $400,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of December 31, 1999, approximately 40% of total short and long-term debt is fixed, at rates between 8% and 12%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. Certain interest rate swaps, which expire in 2000, fix the rate of interest on $7.4 million of this debt at approximately 8%. It is estimated that a change in the average prevailing interest rates of the remaining debt of 1% would impact reported pretax income by $200,000. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)     Exhibits
---     --------

        The following exhibits are required to be filed as part of this Quarterly Report on Form 10-Q:

            (2)  a.  Share Purchase  Agreement by and among Dixon  Ticonderoga de Mexico, S.A. de C.V., and by Grupo Ifam, S.A. de C.V., and Guillermo Almazan Cueto with respect to the capital stock of Vinci de Mexico, S.A. de C.V., (English translation). 4

            (2)  b.  Asset Purchase  Agreement  dated February 9, 1999, by and between Dixon Ticonderoga Company, as Seller and Asbury Carbons, Inc., as Buyer. 6

            (3)  (i) Restated Certificate of Incorporation 2

            (3) (ii) Amended and Restated Bylaws 1

            (4)  a.  Specimen Certificate of Company Common Stock 2

            (4)  b.  Amended and Restated Stock Option Plan 3

            (10) a. First Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of
                       Boston and National Bank of Canada 1

            (10) b. 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement 1

            (10) c. 12.00% Senior Subordinated Notes, Due 2003, Common Stock Purchase Warrant Agreement 1

            (10) d.  License and Technological  Agreement between  Carborundum
                     Corporation  and  New  Castle  Refractories   Company,  a
                     division of Dixon Ticonderoga Company 1

            (10) e.  Equipment   Option   and   Purchase   Agreement   between
                     Carborundum   Corporation  and  New  Castle  Refractories
                     Company, a division of Dixon Ticonderoga Company 1

            (10) f.  Product   Purchase    Agreement    between    Carborundum
                     Corporation  and  New  Castle  Refractories   Company,  a
                     division of Dixon Ticonderoga Company 1

            (10) g. Second Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of
                       Boston and National Bank of Canada 5

            (10) h. Third Modification of Amended and Restated Revolving Credit Loan and Security Agreement, Amendment to Loan Documents and Assignment by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, BankBoston, N.A., National Bank of Canada and LaSalle Bank. 7

            (10) i. First Modification of Amended and Restated Term Loan Agreement and Assignment by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, BankBoston, N.A., National Bank of Canada and LaSalle Bank. 7

            (10) j. Amendment No. 1 to 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement. 7

            (21)     Subsidiaries of the Company 7

            (27)     Financial Data Schedule 8

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

5Incorporated by reference to the Company's annual report on Form 10-K for the year ended September 30, 1999, file number 0-2655, filed in Washington, D.C.

6Incorporated by reference to the Company's current report on Form 8-K dated March 2, 1999, filed in Washington D.C.

7Incorporated by reference to the Company's annual report on Form 10-K for the year ended September 30, 1999, file number 0-2655, filed in Washington, D.C.

8Filed electronically via EDGAR.

(b)     Reports on Form 8-K:
---     --------------------

        None.

                                   SIGNATURES
                                   ----------



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DIXON TICONDEROGA COMPANY



                             Dated:     February 22, 2000
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     February 22, 2000
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance
                                        Chief Financial Officer


                             Dated:     February 22, 2000
                                        ---------------------------------

                             By:        /s/  John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer