Form 10-Q
period 2000-03-31
DIXON TICONDEROGA CO
filed 2000-05-22
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on March 31, 2000, was 3,157,290.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ==========================================

                                      INDEX
                                      =====

                                                                      Page
                                                                      ====
PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           March 31, 2000 and September 30, 1999                       3-4

           Consolidated Statements of Operations -- For The
           Three and Six Months Ended March 31, 2000 and 1999           5

           Consolidated   Statements  of   Comprehensive   Income
           (Loss)  -- For The Three and Six  Months  Ended  March
           31, 2000 and 1999                                            6

           Consolidated Statements of Cash Flows -- For The
           Six Months Ended March 31, 2000 and 1999                     7

           Notes to Consolidated Financial Statements                 8-14

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              15-19

Item 3.    Quantitative and Qualitative  Disclosures About Market
           Risk                                                        20

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                           21-22

           Signatures                                                  23


                         PART I - FINANCIAL INFORMATION
                         ==============================
Item 1.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ===========================

                                                March 31,           September 30,
                                                  2000                  1999
                                              --------------       --------------

CURRENT ASSETS:
  Cash and cash equivalents                    $    797,597         $    935,413
  Receivables,   less   allowance  for
   doubtful  accounts of $1,390,809 at
   March 31,  2000 and  $1,428,541  at
   September 30, 1999                            26,281,719           29,343,196
  Inventories                                    39,170,753           39,425,594
  Other current assets                            2,461,127            2,381,518
                                              --------------       --------------

   Total current assets                          68,711,196           72,085,721
                                              --------------       --------------

PROPERTY, PLANT AND EQUIPMENT:

  Land and buildings                             13,654,098           13,413,125
  Machinery and equipment                        16,173,231           17,661,335
  Furniture and fixtures                          1,740,425            1,753,765
                                              --------------       --------------
                                                 31,567,754           32,828,225

  Less accumulated depreciation                 (18,423,149)         (19,004,402)
                                              --------------       --------------
                                                 13,144,605           13,823,823
                                              --------------       --------------

OTHER ASSETS                                      6,975,219            6,978,123
                                              --------------       --------------
                                              $  88,831,020        $  92,887,667
                                              ==============       ==============


                                                March 31,           September 30,
                                                  2000                  1999
                                            ---------------       --------------

CURRENT LIABILITIES:
  Notes payable                              $   2,497,144        $   2,578,467
  Current maturities of long-term debt          42,293,120            1,638,835
  Accounts payable                               6,654,438            6,143,136
  Accrued liabilities                            7,584,571           12,268,095
                                            ---------------       --------------

   Total current liabilities                    59,029,273           22,628,533
                                            ---------------       --------------

LONG-TERM DEBT                                   2,316,997           39,399,795
                                            ---------------       --------------

DEFERRED INCOME TAXES AND OTHER                    187,972               96,843
                                            ---------------       --------------

MINORITY INTEREST                                  548,229              533,390
                                            ---------------       --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred     stock,     par    $1,
   authorized  100,000  shares,  none
   issued                                            -                    -
  Common  stock,  par $1,  authorized
   8,000,000      shares;      issued
   3,710,309   shares  at  March  31,
   2000 and  3,688,599  at  September
   30, 1999                                      3,710,309            3,688,599
  Capital in excess of par value                 3,733,345            3,586,471
  Retained earnings                             25,199,268           26,945,792
  Accumulated   comprehensive  income
   (loss)                                       (2,302,622)          (2,416,475)
                                            ---------------       --------------
                                                30,340,300           31,804,347
  Less - treasury stock, at cost
  (553,019 shares as of March 31, 2000 and
   292,789 shares as of September
   30, 1999)                                    (3,591,751)          (1,575,241)
                                            ---------------       --------------

                                                26,748,549           30,229,106
                                            ---------------       --------------

                                             $  88,831,020        $  92,887,667
                                            ===============       ==============













           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
          ==========================================================

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                        2000           1999          2000           1999
                                        ----           ----          ----           ----

REVENUES                             $22,392,291    $24,915,699   $42,017,436    $47,722,868
                                     ------------   ------------  ------------   ------------

COST AND EXPENSES:
 Cost of goods sold                   14,689,101     15,500,034    28,424,972     30,399,653
 Selling and  administrative
  expenses                             7,091,565      7,946,722    14,338,943     15,744,395
 Provision for restructuring
  and related costs                         -         1,685,000          -         1,685,000
                                     ------------   ------------  ------------   ------------
                                      21,780,666     25,131,756    42,763,915     47,829,048
                                     ------------   ------------  ------------   ------------

GAIN ON SALE OF ASSETS                      -         9,396,318          -         9,396,318
                                     ------------   ------------  ------------   ------------

OPERATING INCOME (LOSS)                  611,625      9,180,261      (746,479)     9,290,138

INTEREST EXPENSE                         988,508      1,243,105     1,921,545      2,352,177
                                     ------------   ------------  ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAXES (BENEFIT) AND MINORITY
  INTEREST                              (376,883)     7,937,156    (2,668,024)     6,937,961

INCOME TAXES (BENEFIT)                  (156,830)     3,413,635      (933,013)     3,049,435
                                     ------------   ------------  ------------   ------------
                                        (220,053)     4,523,521    (1,735,011)     3,888,526

MINORITY INTEREST                         26,779        192,507        11,515        157,429
                                     ------------   ------------  ------------   ------------

NET INCOME (LOSS)                     $ (246,832)    $4,331,014   $(1,746,526)    $3,731,097
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON
 SHARE:
    Basic                              $    (.08)      $   1.26     $    (.54)      $   1.09
                                     ============   ============  ============   ============

    DILUted                            $    (.08)      $   1.20     $    (.54)      $   1.04
                                     ============   ============  ============   ============

Shares Outstanding:
    Basic                              3,157,290      3,440,217     3,238,704      3,436,915
                                     ============   ============  ============   ============

    Diluted                            3,157,290      3,599,113     3,238,704      3,571,561
                                     ============   ============  ============   ============





           The accompanying notes to consolidated financial statements are an integral part of these statements.


                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
          FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999


                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             MARCH 31,                    MARCH 31,

                                        2000           1999           2000           1999
                                     ------------   ------------   ------------   ------------
NET INCOME (LOSS)                     $(246,832)     $4,331,014    $(1,746,526)    $3,731,097

OTHER COMPREHENSIVE INCOME:

Foreign currency translation
adjustments                             418,527         543,985        113,853        504,583
                                     ------------   ------------   ------------   ------------
COMPREHENSIVE INCOME (LOSS)           $ 171,695      $4,874,999    $(1,632,673)    $4,235,680
                                     ============   ============   ============   ============
























           The accompanying notes to consolidated financial statements are an integral part of these statements.



                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                                         2000              1999
                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $(1,746,526)     $ 3,731,097
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                         1,222,871        1,329,371
  Deferred taxes                                           89,937         (513,037)
  Provision for doubtful accounts receivable               77,057          211,913
  Gain on sale of assets                                    -           (9,396,318)
  Loss attributable to foreign currency exchange            4,671           52,091
  Income (loss) attributable to minority interest          11,515          157,429
  Changes in assets and liabilities:
   Receivables                                          3,133,725        7,439,447
   Inventories                                            339,144      (13,575,354)
   Other current assets                                   (79,793)        (743,890)
   Accounts payable and accrued liabilities            (4,206,991)       2,648,787
   Other assets                                           (97,017)        (359,174)
                                                   ----------------  ---------------

Net cash provided by (used in) operations              (1,251,407)      (9,017,638)
                                                   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment, net          (372,918)        (288,422)
Proceeds from sale of assets                                -           20,246,096
                                                   ----------------  ---------------

Net cash provided by (used in) investing
activities                                               (372,918)      19,957,674
                                                   ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from (principal reductions of)
notes payable                                           1,841,265      (11,595,214)
Net proceeds from (principal reductions of)
long-term debt                                          1,647,164         (981,853)
Purchase of treasury stock                             (2,016,510)        (142,500)
Exercise of stock options                                 168,624           74,938
Other non-current liabilities                             (25,459)        (191,693)
                                                   ----------------  ---------------

Net cash provided by (used in) financing
activities                                              1,615,084      (12,836,322)
                                                   ----------------  ---------------

Effect of exchange rate changes on cash                  (128,575)          22,637
                                                   ----------------  ---------------

Net decrease in cash and cash equivalents                (137,816)      (1,873,649)

Cash and cash equivalents, beginning of period            935,413        2,853,281
                                                   ----------------  ---------------

Cash and cash equivalents, end of period              $   797,597      $   979,632
                                                   ================  ===============

Supplemental Disclosures:
  Cash paid during the period:
   Interest                                           $ 1,843,960      $ 2,425,578
   Income taxes                                         1,374,554          373,235



          During the six moths ended March 31, 1999, the Company accepted a note receivable of $3,250,000 as partial consideration for the sale of assets of its U.S. Graphite and Lubricants division.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================


1.    BASIS OF PRESENTATION:

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of March 31, 2000, and the results of their operations and cash flows for the three months ended March 31, 2000 and 1999, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.


2.    INVENTORIES:

      Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 2000 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):

                                            March 31,      September 30,
                                              2000            1999
                                           ------------   -------------
      Raw materials                          $ 13,382       $ 15,246
      Work in process                           4,793          5,016
      Finished goods                           20,996         19,164
                                           ------------   -------------
                                             $ 39,171       $ 39,426
                                           ============   =============


3.    EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

      In 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company in fiscal 2001. This statement requires all derivative instruments to be recognized in the balance sheet as either assets or liabilities at fair value. The Company currently uses cash flow hedges to convert variable rate debt to fixed rate debt and occasionally utilizes foreign currency hedges, but does not expect the prescribed accounting for these instruments to materially affect its financial position or results of operations when adopted.

4.    TRANSLATION OF FOREIGN CURRENCIES:

      Prior to January 1, 1999, Mexico was considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Therefore, Mexico translation gains and losses impacted the results of operation through December 31, 1998. Since January 1, 1999, Mexico is not considered a highly inflationary economy, and therefore the translation gains (losses) are included as a separate component of comprehensive income (loss). Total foreign currency losses included in results of operations were approximately $5,000 and $52,000 for the periods ended March 31, 2000 and 1999, respectively.


5.    ACCOUNTING FOR INCOME TAXES:

      The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the accompanying Consolidated Financial Statements is primarily due to varying effective foreign tax rates, state income taxes and other permanent items.


6.    CONTINGENCIES:

      The Company, in the normal course of business, is a party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgement interest for certain environmental clean-up costs relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. All Company appeals were denied and in 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and a legal malpractice action against its former attorney. In 1999, the pending malpractice suit was dismissed and the Company has appealed the decision. In 2000, the Company has to date reached settlements in the amount of $167,000 with two of its insurers.

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

      The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $350,000 as of March 31, 2000), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

7.    RESTRUCTURING AND RELATED COSTS:

      In the period ended March 31, 1999, the Company provided $1,685,000 in connection with its Restructuring and Cost Reduction Program, which is intended to improve overall financial performance in the future. The program included manufacturing plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. The provision was increased to $1,917,000 through September 30, 1999. The restructuring charge and subsequent utilization is summarized as follows:



                                      1999           Utilized
                                 Restructuring        through        Balance at
                                  and Related        March 31,        March 31,
                                    Charges            2000             2000
                                -----------------  --------------   ------------
        Employee    severance
        and related costs            $   587,000   $   (527,000)    $    60,000

        Anticipated    losses
        from   the   sale  or
        abandonment of
        property and equipment         1,330,000       (367,000)        963,000
                                -----------------  --------------   ------------

                                     $ 1,917,000   $   (894,000)    $ 1,023,000
                                =================  ==============   ============


8.    STOCK REPURCHASE PROGRAM:

      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program, authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Under this program, the Company has repurchased approximately 337,000 shares at a cost of $2.8 million.


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

      The Company has two principal business segments - its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of March 31, 2000 and 1999, and for the quarters and year to date then ended (in thousands):

                                          Consumer     Industrial
                                            Group         Group         Total
                                         ------------  ------------  ------------

        Net revenues:

        Three months ended:
        March 31, 2000                    $ 19,395      $  2,997      $ 22,392
        March 31, 1999                      19,687         5,229        24,916

        Six months ended:
        March 31, 2000                    $ 35,746      $  6,271      $ 42,017
        March 31, 1999                      36,718        11,005        47,723


        Income before interest, taxes and minority interest:

        Three months ended:
        March 31, 2000                    $  1,246      $     10      $  1,256
        March 31, 1999                          24         9,823         9,847

        Six months ended:
        March 31, 2000                    $    671      $   (148)     $    523
        March 31, 1999                         353        10,087        10,440

       A reconciliation of income before interest, taxes and minority interest to net income follows (in thousands):

                                        Three Months Ended March 31, 2000
                                   ---------------------------------------------
                                   Consumer   Industrial                Total
                                    Group       Group     Corporate    Company
                                   ---------   ---------  ----------  ----------

        Income   (loss)  before
         interest,   taxes  and
         minority interest         $ 1,246      $   10     $  (644)    $   612

        Interest expense              (700)        (98)       (191)       (989)

        Income   tax    benefit
         (expense)                    (166)         31         292         157

        Minority interest              (27)       -           -            (27)
                                   ---------   ---------  ----------  ----------

        Net income (loss)          $   353      $  (57)    $  (543)    $  (247)
                                   =========   =========  ==========  ==========







                                          Six Months Ended March 31, 2000
                                   ---------------------------------------------
                                   Consumer   Industrial                Total
                                    Group       Group     Corporate    Company
                                   ---------   ---------  ----------  ----------

        Income   (loss)  before
         interest,   taxes  and
         minority interest         $   671      $ (148)    $(1,269)    $  (746)

        Interest expense            (1,314)       (207)       (401)     (1,922)

        Income   tax    benefit        286         114         533         933
         (expense)

        Minority interest              (12)         -           -          (12)
                                   ---------   ---------  ----------  ----------

        Net income (loss)          $  (369)     $ (241)    $(1,137)    $(1,747)
                                   =========   =========  ==========  ==========

                                        Three Months Ended March 31, 1999
                                   ---------------------------------------------
                                   Consumer   Industrial                Total
                                    Group       Group     Corporate    Company
                                   ---------   ---------  ----------  ----------


        Income   (loss)  before
         interest,   taxes  and    $    24     $ 9,823     $  (667)    $ 9,180
         minority interest

        Interest expense              (987)       (104)       (152)     (1,243)

        Income tax benefit
         (expense)                      47      (3,779)        318      (3,414)

        Minority interest             (192)         -           -         (192)
                                   ---------   ---------  ----------  ----------

        Net income (loss)          $(1,108)    $ 5,940     $  (501)    $ 4,331
                                   =========   =========  ==========  ==========







                                          Six Months Ended March 31, 1999
                                   ---------------------------------------------
                                   Consumer   Industrial                Total
                                    Group       Group     Corporate    Company
                                   ---------   ---------  ----------  ----------

        Income   (loss)  before
         interest,   taxes  and
         minority interest         $   353     $10,087     $(1,150)    $ 9,290

        Interest expense            (1,828)       (212)       (312)     (2,352)

        Income tax benefit expense     316      (3,950)        585      (3,049)

        Minority interest             (158)         -           -         (158)
                                   ---------   ---------  ----------  ----------

        Net income (loss)          $(1,317)    $ 5,925     $  (877)    $ 3,731
                                   =========   =========  ==========  ==========



       Certain corporate expenses have been allocated based upon respective segment sales. Interest expense (where not specifically identified) has been allocated based upon identifiable assets by segment. Income taxes are determined based upon the respective effective tax rates.

       The Consumer Group includes a charge for restructuring and related costs of $1,685 and the Industrial Group includes the gain on the sale of the Graphite and Lubricants Division of $9,396 both before application of taxes.

10.   LONG-TERM DEBT:

     The Company has outstanding $16.5 million of 12% Senior Subordinated Notes, due 2003. The note agreement, as amended, contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. For the quarter ended March 31, 2000, the Company is in non-compliance with the interest and dividend coverage ratio requirement of that agreement. In the past, the Company's subordinated lenders have waived compliance with various covenants and the subordinated lenders have granted limited waivers, through June 23, 2000, with respect to the current non-compliance. The Company is also in non-compliance with one financial covenant of its senior debt agreements as of March 31, 2000. The Company and its senior lenders have executed a forbearance agreement that they have agreed to extend through June 23, 2000 (and which includes a waiver of this covenant). The Company is in negotiation with its lenders and management believes it will be able to reach an agreement with them. However, because it cannot be determined whether the aforementioned covenant violations will be amended, cured or waived beyond June 23, 2000, the subordinated and senior debt have been classified as current maturities of long-term debt as of March 31, 2000.

Item 2.
=======
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
=====================

     REVENUES for the quarter ended March 31, 2000, decreased $2,523,000 from the same quarter last year. The changes by segment are as follows:

                              Increase
                             (Decrease)            % Increase
                           (in thousands)           (Decrease)
                           ---------------  ----------------------------
                                             Total    Volume  Price/Mix
                                            ------    ------  ---------
         U.S. Consumer        $ (1,953)      (16)      (17)       1
         Foreign Consumer        1,662        22        22        -
         Industrial             (2,232)      (43)      (41)      (2)


     U.S. Consumer revenue decreased principally in the mass retail market while Foreign Consumer revenue increased primarily with Mexico retailers which had deferred orders from late 1999. Industrial revenue decreased primarily as a result of the sale of the Graphite and Lubricants division, completed in March, 1999. Refractory revenues also decreased $482,000 in the period.
     REVENUES for the six months ended March 31, 2000, decreased $5,705,000 from the same quarter last year. The changes by segment are as follows:

                              Increase
                             (Decrease)            % Increase
                           (in thousands)           (Decrease)
                           ---------------  ----------------------------
                                             Total    Volume  Price/Mix
                                            ------    ------  ---------

         U.S. Consumer        $ (2,318)       (9)      (11)       2
         Foreign Consumer        1,346        12        12        -
         Industrial             (4,733)      (43)      (45)       2

     The decrease in U.S. Consumer revenues was primarily due to the lower seasonal wholesale club sales and decreased sales in the mass retail market. Foreign revenue increased in the Mexico and Canada mass markets. Industrial revenue for the prior year includes the Graphite and Lubricants division, sold in March 1999.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is also managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.
     OPERATING INCOME decreased $8,568,000 from the same quarter last year. U.S. Consumer increased $1,222,000 due to a $1,685,000 charge for restructuring and related costs in the prior year period. Industrial operating income decreased $9,813,000 due to the $9,396,000 pre-tax gain on the aforementioned Graphite and Lubricants division sale in 1999, and the division's operating income in that same period. Lower refractory revenues also contributed to this decrease.

     Operating  income  for the six  months  ended  March  31,  2000,  decreased
$10,036,000 from the prior period. Industrial operating income decreased principally due to the $9,396,000 gain on the sale and approximately $425,000 of operating income attributable to the Graphite and Lubricants division in 1999. Consumer operating income increased only $318,000, despite the $1,685,000 restructuring charge in 1999. This was due to significantly higher manufacturing inefficiencies as a result of strict inventory reduction efforts and related decreased production, as well as the finalization of the consolidation of a manufacturing facility (See Note 7 to Consolidated Financial Statements). These factors contributed to an overall increase in cost of goods sold to 67.7% of sales in 2000, as compared to 63.7% in 1999.
     INTEREST EXPENSE decreased $255,000 and $431,000 in the quarter and six months ending March 31, 2000 from the same periods with both U.S. and foreign decreasing due to lower average overall borrowings.
     INCOME TAX decreased $3,570,000 and $3,982,000 from the same quarter and six months last year due to the lower before tax income.
     MINORITY INTEREST represents approximately 3% in 2000 and 20% in 1999 of the results from operations of the Company's Mexico subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
===============================

     The Company's cash flows from operating activities improved dramatically (by approximately $7.8 million) in the first six months of fiscal 2000, despite $1.7 million in net losses. The Company's strict inventory reduction efforts led to an increase in cash flows related to inventories of $339,000 in the current year period, as compared with a decrease of $13.6 million in the prior year period. This significant improvement was partially offset by lower receivable collections following the Company's lower revenues in the 1999 back-to-school season and the 1999 sale of its Graphite and Lubricants division. Moreover, accounts payable and accrued liabilities were reduced almost $4 million in the current year period.
     The Company's investing activities included approximately $373,000 in net purchases of property and equipment in the current period and $288,000 in the prior year. This is a lower level of purchases as compared with prior years, due to better capital budgeting and the continued use of leasing as an alternative to acquiring equipment. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements.
     The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The underlying loan and security agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate plus 0.25%, or the prevailing LIBOR rate plus 1.75% through December 2000. Borrowings under the new revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has previously executed an interest rate swap agreement which effectively fixes the rate of interest on $5 million of the revolver debt at 8.12% through July 2000. The loan and security agreements also include a term loan in the amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company has previously executed an interest rate swap agreement which effectively fixes the rate of interest on approximately $2 million of the term loan at 8% through May 2001.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is in non-compliance with one such financial covenant as of March 31, 2000. The Company and its senior lenders have executed a forbearance agreement, which they have agreed to extend through June 23, 2000 (and which includes a waiver of this covenant) in order to allow time for negotiations to be completed and definitive amendments to be prepared and signed. The senior lenders have cooperated with and supported the Company by continuing all funding under their agreements during the Company's negotiations with its subordinated lenders discussed below. The Company is also negotiating with its senior lenders with respect to further amendments to its senior debt agreements to provide additional financial covenant relief in the future. The senior lenders have asked the Company to consider an increase in the interest rate on the senior debt of not more than 1% and payment of a fee. The Company is continuing its negotiations with respect to its lenders' requests and, management believes that the Company will be able to reach an agreement with them. As of March 31, 2000, the Company had approximately $15 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $14 million in bank lines of credit ($11 million unused as of March 31, 2000) which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities.
     The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. In connection with the private placement of these notes, the Company issued to noteholders warrants to purchase 300,000 shares of Company stock at $7.24 per share. In 1998, the Company canceled a reverse interest rate swap agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, which is being recognized over the remaining original term of the notes. The note agreement, as amended, contains provisions which limit the payment of dividends and require the maintenance of certain financial covenants and ratios. For the quarter ended March 31, 2000, the Company is in non-compliance with the interest and dividend coverage
ratio    requirement   of   that   agreement.                In  the  past,  the

Company's subordinated lenders have waived compliance with various covenants. With respect to the most recent non-compliance, the lenders have asked the Company to consider amending the Note Agreement to revise the financial covenants, increase the interest rate, require payment of a fee and decrease the exercise price of warrants held by them. In order to allow time for negotiations to progress, the subordinated lenders have granted a limited waiver through June 23, 2000. Although negotiations are continuing, the Company has preliminarily agreed to increase the interest rate by 1%, in the form of a deferred payment, due upon maturity. The Company has also agreed to pay the subordinated lenders a fee of $50,000 and reduce the exercise price of the warrants held by them by an amount yet to be determined. The Company and the subordinated lenders are continuing their negotiations with respect to amendments to the financial covenants applicable to the subordinated debt. None of the preliminary terms agreed to by the Company and the subordinated lenders will be final or binding until negotiations are completed and all outstanding matters are finally resolved.
     The Company anticipates that it will not be in compliance with all covenant provisions in the next, and possibly in subsequent, future quarters and cannot assure that it will receive waivers or amendments of any such provisions at that time. Pending the outcome of final negotiations, the waivers granted by the lenders may expire on June 23, 2000, and accordingly, the Company has reflected the subordinated and senior debt as current maturities of long-term debt in its consolidated financial statements as of March 31, 2000. The Company expects that the debt will be reclassified as long-term upon signing the definitive agreements with its lenders. (See Note 10 to Consolidated Financial Statements.)
     The Company entered into the aforementioned interest rate swap agreement to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The swaps are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.
     In March 1999, the Company's Board of Directors approved a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Under this program, the Company repurchased 337,000 shares at a cost of $2.8 million. These repurchases were financed through the aforementioned and previous U.S. revolving line of credit facilities.
     The existing sources of financing and cash expected to be generated from future operations and / or asset sales would, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of it obligations. However, if the covenant violations described above with respect to its current financing arrangements are not cured, waived or amended, the Company may need to pursue other sources of financing to satisfy certain obligations before their due date.


YEAR 2000 READINESS DISCLOSURE
==============================

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


FORWARD-LOOKING STATEMENTS
==========================

     The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the Company's ability to meet its current and anticipated obligations, including the Company's expectations with respect to its ability to reach an agreement with its lenders and the related classification of its debt; management's inventory reduction plan and expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; its expectations as to the effect of new accounting pronouncements; and its assessment with respect to Y2K. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) manufacturing inefficiencies as a result of the inventory reduction plan, difficulties encountered with the consolidation and cost-reduction program, increased competition, U.S. and foreign economic factors, foreign currency exchange risk, interest rate fluctuation risk, Y2K compliance risk and the inability to reach agreement with its lenders, among others.

Item 3.


          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ==========================================================

     As discussed elsewhere in this Form 10-Q, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 32% of the Company's fiscal 1999 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar would impact reported operating profit by $400,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of March 31, 2000, approximately 45% of total short and long-term debt is fixed, at rates between 8% and 12%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. Certain interest rate swaps, which expire in 2000, fix the rate of interest on $7 million of this debt at approximately 8%. It is estimated that a change in the average prevailing interest rates of the remaining debt of 1% would impact reported pretax income by $200,000. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

                           PART II. OTHER INFORMATION
                           ==========================

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

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

            (3) (i)  Restated Certificate of Incorporation. 2

            (3) (ii) Amended and Restated Bylaws. 1

            (4)  a.  Specimen Certificate of Company Common Stock. 2

            (4)  b.  Amended and Restated Stock Option Plan. 3

            (10) a. First Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of
                      Boston and National Bank of Canada. 1

            (10) b. 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement. 1

            (10) c. 12.00% Senior Subordinated Notes, Due 2003, Common Stock Purchase Warrant Agreement. 1

            (10) d.  License and Technological  Agreement between  Carborundum
                     Corporation  and  New  Castle  Refractories   Company,  a
                     division of Dixon Ticonderoga Company. 1

            (10) e.  Equipment   Option   and   Purchase   Agreement   between
                     Carborundum   Corporation  and  New  Castle  Refractories
                     Company, a division of Dixon Ticonderoga Company. 1

            (10) f.  Product   Purchase    Agreement    between    Carborundum
                     Corporation  and  New  Castle  Refractories   Company,  a
                     division of Dixon Ticonderoga Company. 1

            (10) g. Second Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada. 5

            (10) h. Third Modification of Amended and Restated Revolving Credit Loan and Security Agreement, Amendment to Loan Documents and Assignment by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, BankBoston, N.A., National Bank of Canada and LaSalle Bank.7

            (10) i. First Modification of Amended and Restated Term Loan Agreement and Assignment by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, BankBoston, N.A., National Bank of Canada and LaSalle Bank. 7

            (10) j. Amendment No. 1 to 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement. 7

            (21)     Subsidiaries of the Company. 7

            (27)     Financial Data Schedule. 8

1 Incorporated by reference to the Company's annual report on Form 10-K for the year ended September 30, 1996, file number 0-2655, filed in Washington, D.C.

2 Incorporated by reference to the Company's quarterly report on Form 10-Q for the period ended March 31, 1997, file number 0-2655, filed in Washington, D.C.

3 Incorporated by reference to Appendix 3 to the Company's proxy statement dated January 27, 1997, filed in Washington, D.C.

4 Incorporated by reference to the Company's current report on Form 8-K dated December 12, 1997, filed in Washington D.C.

5 Incorporated by reference to the Company's annual report on Form 10-K for the year ended September 30, 1999, file number 0-2655, filed in Washington, D.C.

6 Incorporated by reference to the Company's current report on Form 8-K dated March 2, 1999, filed in Washington D.C.

7 Incorporated by reference to the Company's annual report on Form 10-K for the year ended September 30, 1999, file number 0-2655, filed in Washington, D.C.

8 Filed electronically via EDGAR.

(b)     Reports on Form 8-K:
        -------------------

        None.

                                   SIGNATURES
                                   ==========


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      DIXON TICONDEROGA COMPANY



      Dated:     May 22, 2000
                 -------------------------------------

      By:        /s/  Gino N. Pala
                 -------------------------------------
                 Gino N. Pala
                 Chairman of Board and
                 Co-Chief Executive Officer


      Dated:     May 22, 2000
                 -------------------------------------

      By:        /s/  Richard A. Asta
                 -------------------------------------
                 Richard A. Asta
                 Executive  Vice  President  of
                 Finance and Chief Financial Officer


      Dated:     May 22, 2000
                 -------------------------------------

      By:        /s/  John Adornetto
                 -------------------------------------
                 John Adornetto
                 Vice President / Corporate Controller
                 and Chief Accounting Officer