Form 10-Q
period 2000-06-30
DIXON TICONDEROGA CO
filed 2000-08-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ------------------


                                    FORM 10-Q


                                ------------------


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

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


                                ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on June 30, 2000, was 3,168,048.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    ------------------------------------------

                                      INDEX
                                       -----

                                                                      Page
                                                                      ----

PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           June 30, 2000 and September 30, 1999                        3-4

           Consolidated Statements of Operations -- For The
           Three and Nine Months Ended June 30, 2000 and 1999           5

           Consolidated Statements of Comprehensive Income
           (Loss) -- For The Three and Nine Months Ended June           6
           30, 2000 and 1999

           Consolidated Statements of Cash Flows -- For The
           Nine Months Ended June 30, 2000 and 1999                     7

           Notes to Consolidated Financial Statements                 8-14

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              15-18

Item 3.    Quantitative and Qualitative Disclosures About Market       19
           Risk

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                           20

Item 5.    Other Information                                           20

Item 6.    Exhibits and Reports on Form 8-K                           20-22

           Signatures                                                  23

                         PART I - FINANCIAL INFORMATION

Item 1.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 June 30,           September 30,
                                                   2000                  1999
                                              --------------       --------------

CURRENT ASSETS:
  Cash and cash equivalents                   $   1,065,501         $    935,413
  Receivables,   less   allowance  for
   doubtful  accounts of $1,451,307 at
   June  30,  2000 and  $1,428,541  at
   September 30, 1999                            39,664,787           29,343,196
  Inventories                                    37,477,309           39,425,594
  Other current assets                            2,561,916            2,381,518
                                              --------------       --------------

   Total current assets                          80,769,513           72,085,721
                                              --------------       --------------

PROPERTY, PLANT AND EQUIPMENT:

  Land and buildings                             13,322,651           13,413,125
  Machinery and equipment                        16,127,224           17,661,335
  Furniture and fixtures                          1,666,191            1,753,765
                                              --------------       --------------
                                                 31,116,066           32,828,225

  Less accumulated depreciation                 (18,732,464)         (19,004,402)
                                              --------------       --------------
                                                 12,383,602           13,823,823
                                              --------------       --------------

OTHER ASSETS                                      7,288,090            6,978,123
                                              --------------       --------------
                                              $ 100,441,205        $  92,887,667
                                              ==============       ==============


                                                June 30,            September 30,
                                                  2000                  1999
                                            ---------------       --------------

CURRENT LIABILITIES:
  Notes payable                               $  6,507,115        $   2,578,467
  Current maturities of long-term debt           1,624,713            1,638,835
  Accounts payable                               9,819,837            6,143,136
  Accrued liabilities                            9,149,116           12,268,095
                                            ---------------       --------------

   Total current liabilities                    27,100,781           22,628,533
                                            ---------------       --------------

LONG-TERM DEBT                                  45,375,563           39,399,795
                                            ---------------       --------------

DEFERRED INCOME TAXES AND OTHER                    144,799               96,843
                                            ---------------       --------------

MINORITY INTEREST                                  560,021              533,390
                                            ---------------       --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred     stock,     par    $1,
   authorized  100,000  shares,  none
   issued                                            -                    -
  Common  stock,  par $1,  authorized
   8,000,000      shares;      issued
   3,710,309  shares at June 30, 2000
   and  3,688,599  at  September  30,
   1999                                          3,710,309            3,688,559
  Capital in excess of par value                 3,700,272            3,586,471
  Retained earnings                             26,713,975           26,945,792
  Accumulated   comprehensive  income
   (loss)                                       (3,342,631)          (2,416,475)
                                            ---------------       --------------
                                                30,781,925           31,804,347
  Less - treasury stock, at cost
   (542,261 shares as of June 30, 2000
   and 292,789 shares as of September
   30, 1999)                                    (3,521,884)          (1,575,241)
                                            ---------------       --------------

                                                27,260,041           30,229,106
                                            ---------------       --------------

                                            $  100,441,205        $  92,887,667
                                            ===============       ==============















         The accompanying notes to consolidated financial statements are an integral part of these statements.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                        2000           1999          2000           1999

REVENUES                             $33,389,698    $36,916,508   $75,407,134    $84,639,376
                                     ------------   ------------  ------------   ------------

COST AND EXPENSES:
 Cost of goods sold                   20,726,278     22,676,586    49,151,250     53,076,239
 Selling and  administrative
  expenses                             9,174,811      9,398,727    23,513,754     25,143,122
 Provision for restructuring
  and related costs                       -              -             -           1,685,000
                                     ------------   ------------  ------------   ------------
                                      29,901,089     32,075,313    72,665,004     79,904,361
                                     ------------   ------------  ------------   ------------

GAIN ON SALE OF ASSETS                    -              -             -           9,396,318
                                     ------------   ------------  ------------   ------------

OPERATING INCOME                       3,488,609      4,841,195      2,742,130    14,131,333

INTEREST EXPENSE                       1,168,266      1,367,057      3,089,811     3,719,234
                                     ------------   ------------  ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAXES (BENEFIT) AND MINORITY
  INTEREST                              2,320,343     3,474,138      (347,681)    10,412,099

INCOME TAXES (BENEFIT)                    761,978     1,158,687      (171,035)     4,208,122
                                     ------------   ------------  ------------   ------------
                                        1,558,365     2,315,451      (476,646)     6,203,977

MINORITY INTEREST                          43,656       189,351        55,171        346,780
                                     ------------   ------------  ------------   ------------

NET INCOME (LOSS)                      $1,514,709    $2,126,100     $(231,817)    $5,857,197
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON SHARE:

    Basic                              $     .48     $     .63      $   (.07)     $    1.71
                                     ============   ============  ============   ============

    DILUted                            $     .48     $     .59      $   (.07)     $    1.64
                                     ============   ============  ============   ============

Shares Outstanding:
    Basic                               3,164,461     3,401,689     3,213,458      3,427,810
                                     ============   ============  ============   ============

    Diluted                             3,164,461     3,599,665     3,213,458      3,576,942
                                     ============   ============  ============   ============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                              JUNE 30,                     JUNE 30,

                                        2000           1999           2000           1999
                                     ------------   ------------   ------------   ------------
NET INCOME (LOSS)                    $ 1,514,709    $ 2,126,100    $  (231,817)   $ 5,857,197

OTHER COMPREHENSIVE INCOME (LOSS):

 Foreign currency translation
  adjustments                         (1,040,009)       155,949       (926,156)       660,532
                                     ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME (LOSS)          $   474,700    $ 2,282,049    $(1,157,973)   $ 6,517,729
                                     ============   ============   ============   ============
























         The accompanying notes to consolidated financial statements are an integral part of these statements.

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                >

                                                        2000              1999
                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                     $  (231,817)     $ 5,857,197
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                         1,929,921        1,996,717
  Deferred taxes                                           89,451         (389,636)
  Provision for doubtful accounts receivable              205,811          244,638
  Gain on sale of assets                                      -         (9,396,318)
  Loss attributable to foreign currency exchange          210,251          175,124
  Income attributable to minority interest                 55,171          346,780
  Changes in assets and liabilities:
   Receivables                                        (11,342,051)      (6,867,610)
   Inventories                                          1,347,758      (10,547,206)
   Other current assets                                  (198,813)        (823,353)
   Accounts payable and accrued liabilities             1,379,791        1,031,580
   Other assets                                          (567,191)        (299,761)
                                                   ----------------  ---------------

Net cash provided by (used in) operations              (7,121,718)     (18,671,848)
                                                   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment, net        (1,053,037)        (610,384)
Proceeds from sale of assets                                -           20,246,096
                                                   ----------------  ---------------

Net cash provided by (used in) investing
 activities                                            (1,053,037)      19,635,712
                                                   ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable                         4,209,351        2,434,444
Net proceeds from (principal reductions of)
 long-term debt                                         6,025,643       (1,482,845)
Exercise of stock options                                 168,844          304,139
Purchase of treasury stock                             (1,979,936)        (714,353)
Purchase of subsidiary stock                                -           (2,747,689)
Other non-current liabilities                             (31,803)        (432,234)
                                                   ----------------  ---------------

Net cash provided by (used in) financing
 activities                                              8,392,099       (2,638,538)
                                                   ----------------  ---------------

Effect of exchange rate changes on cash                   (87,256)         (12,023)
                                                   ----------------  ---------------

Net increase (decrease) in cash and
 cash equivalents                                         130,088       (1,686,697)


Cash and cash equivalents, beginning of period            935,413        2,853,281
                                                   ----------------  ---------------

Cash and cash equivalents, end of period              $ 1,065,501      $ 1,166,584
                                                   ================  ===============

Supplemental Disclosures:
  Cash paid during the period:
   Interest                                           $ 2,488,238      $ 3,275,813
   Income taxes                                         1,149,155        2,675,577


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

                    DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION:

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 2000, and the results of their operations and cash flows for the three months ended June 30, 2000 and 1999, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.


2.    INVENTORIES:

      Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 2000 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):

                                             June 30,     September 30,
                                               2000           1999
                                           ------------   -------------
      Raw materials                         $ 14,432        $ 15,246
      Work in process                          4,131           5,016
      Finished goods                          18,914          19,164
                                           ------------   -------------
                                            $ 37,477        $ 39,426
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

4.    TRANSLATION OF FOREIGN CURRENCIES:

      Prior to January 1, 1999, Mexico was considered as a highly inflationary economy for the purpose of applying FASB Statement No. 52, "Foreign Currency Translation." Therefore, Mexico translation gains and losses impacted the results of operation through December 31, 1998. Since January 1, 1999, Mexico is not considered a highly inflationary economy, and therefore the translation gains (losses) are included as a separate component of comprehensive income (loss). Total foreign currency losses included in results of operations were approximately $210,000 and $175,000 for the periods ended June 30, 2000 and 1999, respectively.


5.    ACCOUNTING FOR INCOME TAXES:

      The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the accompanying Consolidated Financial Statements is primarily due to varying effective foreign tax rates, state income taxes and other permanent items.


6.    CONTINGENCIES:

      The Company, in the normal course of business, is a party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgment interest for certain environmental clean-up costs relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. All Company appeals were denied and in 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continues to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and a legal malpractice action against its former attorney. In 1999, the pending malpractice suit was dismissed and the Company has appealed the decision. In 2000, the Company reached settlements with several of its insurers for reimbursement of legal costs [reflected as a decrease in selling and administrative expenses in the amount of $564,000 ($398,000 in the quarter ended June 30, 2000)].

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

      The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $320,000 as of June 30, 2000), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

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



                                1999         Utilized
                            Restructuring    through      Balance at
                             and Related     June 30,      June 30,
                               Charges         2000          2000
                            --------------  ------------  -----------
       Employee
       severance and
       related costs        $    587,000    $   587,000   $     -


       Anticipated
       losses from  the
       sale or abandonment of
       property and equipment  1,330,000      1,141,000      189,000
                            --------------  ------------  -----------

                            $  1,917,000    $ 1,728,000   $  189,000
                            ==============  ============  ===========


8.    STOCK REPURCHASE PROGRAM:

      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program, authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Under this program, the Company repurchased approximately 337,000 shares at a cost of $2.8 million through March 31, 2000, when the program was terminated.

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

      The Company has two principal business segments - its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of June 30, 2000 and 1999 and for the quarters and year to date then ended (in thousands):

                                          Consumer     Industrial
                                            Group         Group         Total
                                        ------------  ------------  ------------
        Net revenues:

        Three months ended:
        June 30, 2000                     $ 30,619      $  2,771      $ 33,390
        June 30, 1999                       33,668         3,249        36,917

        Nine months ended:
        June 30, 2000                     $ 66,364      $  9,043      $ 75,407
        June 30, 1999                       70,386        14,253        84,639








        Income before interest, taxes and minority interest:

        Three months ended:
        June 30, 2000                     $  3,923      $   222       $  4,145
        June 30, 1999                        5,484          159          5,643

        Nine months ended:
        June 30, 2000                     $  4,594      $    73       $  4,667
        June 30, 1999                        5,836       10,246         16,082

      A reconciliation of income (loss) before interest, taxes and minority interest to net income follows (in thousands):


                                         Three Months Ended June 30, 2000
                                   ----------------------------------------------
                                   Consumer    Industrial               Total
                                    Group        Group    Corporate    Company
                                   ---------   ---------  ----------  -----------

        Income (loss) before
         interest, taxes and
         minority interest         $  3,923    $    222   $    (656)  $   3,489

        Interest expense               (879)        (97)       (192)     (1,168)

        Income tax benefit
         (expense)                   (1,009)        (68)        315        (762)

        Minority interest               (44)       -           -            (44)
                                   ---------   ---------  ----------  -----------

        Net income (loss)          $  1,991    $     57   $    (533)  $  1,515
                                   =========   =========  ==========  ===========



                                           Nine Months Ended June 30, 2000
                                   ----------------------------------------------
                                   Consumer    Industrial               Total
                                    Group        Group    Corporate    Company
                                   ---------   ---------  ----------  -----------
        Income (loss) before
         interest, taxes and
         minority interest         $  4,594    $     73   $  (1,925)  $   2,742

        Interest expense             (2,273)       (275)       (542)     (3,090)

        Income tax benefit
         (expense)                     (753)          6         918         171

        Minority interest               (55)        -          -            (55)
                                   ---------   ---------  ----------  -----------

        Net income (loss)          $  1,513    $   (196)  $  (1,549)  $    (232)
                                   =========   =========  ==========  ===========


                                          Three Months Ended June 30, 1999
                                   ----------------------------------------------
                                   Consumer    Industrial               Total
                                    Group        Group    Corporate    Company
                                   ---------   ---------  ----------  -----------

        Income (loss) before
         interest, taxes and
         minority interest         $  5,484    $    159   $    (802)  $    4,841

        Interest expense             (1,133)        (86)       (148)      (1,367)

        Income tax benefit
         (expense)                   (1,539)        (32)        412       (1,159)

        Minority interest              (189)        -           -           (189)
                                   ---------   ---------  ----------  -----------

        Net income (loss)          $  2,623    $     41   $    (538)  $    2,126
                                   =========   =========  ==========  ===========






                                           Nine Months Ended June 30, 1999
                                   ----------------------------------------------
                                   Consumer    Industrial               Total
                                    Group        Group    Corporate    Company
                                   ---------   ---------  ----------  -----------

        Income (loss) before
         interest, taxes and
         minority interest         $  5,836    $ 10,246   $  (1,951)  $   14,131

        Interest expense             (2,972)       (273)       (474)      (3,719)

        Income tax benefit
         (expense)                   (1,150)     (4,040)        982       (4,208)

        Minority interest              (347)        -           -           (347)
                                   ---------   ---------  ----------  -----------

        Net income (loss)          $  1,367    $  5,933   $  (1,443)  $   5,857
                                   =========   =========  ==========  ===========


      Certain corporate expenses have been allocated based upon respective segment sales. Interest expense (where not specifically identified) has been allocated based upon identifiable assets by segment. Income taxes are determined based upon the respective effective tax rates.

      The Consumer Group includes a charge for restructuring and related costs of $1,685 and the Industrial Group includes the gain on the sale of the Graphite and Lubricants Division of $9,396, both before application of taxes.

10.   SUBSEQUENT EVENT -- LONG-TERM DEBT:

      On August 4, 2000, the Company executed definitive agreements with its lenders to, in part, cure previous covenant defaults under its $16.5 million, 12% Senior Subordinated Note Agreement and its senior financing arrangements with a consortium of lenders.

      The subordinated note agreement was amended to require the payment of a fee of $50,000, the maintenance of certain revised financial covenants and ratios and an increase in the interest rate of the notes to 13.5% through June 2002 and 12.25% through maturity in 2003. In addition, the exercise price of 300,000 warrants held by the noteholders will be reduced to an amount yet to be determined, but based upon the average closing price over the 30 trading days following the execution of the definitive agreement.

      The Company's senior financing arrangements were also amended to require the maintenance of certain revised financial covenants and ratios and to increase the interest rate on its senior debt by 0.5% (to either the prevailing LIBOR rate, plus 2.25% or the prime rate, plus 0.75%) through maturity in 2004. In addition, the new agreement required the payment of an amendment fee of $206,875 and the adjustment of certain other fees.

      The Company is in compliance with all provisions of the amended agreements and, accordingly, the subordinated and senior debt have been classified, in accordance with their terms, as long-term debt in the accompanying consolidated financial statements.

Item 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

      REVENUES for the quarter ended June 30, 2000, decreased $3,527,000 from the same quarter last year. The changes by segment are as follows:


                              Increase
                             (Decrease)            % Increase
                           (in thousands)           (Decrease)
                           ---------------  ----------------------------
                                             Total    Volume  Price/Mix
                                            ------    ------  ---------
         U.S. Consumer        $ (3,825)      (18)      (16)      (2)
         Foreign Consumer          776         7         5        2
         Industrial               (478)       (1)       (2)       1


      U.S. Consumer revenue decreased principally in the mass retail and wholesale club market channels. The Foreign Consumer revenue increase was primarily with Mexico mass market retailers. Industrial revenue decreased in the refractory division.
      REVENUES for the nine months ended June 30, 2000, decreased $9,232,000 from the same quarter last year. The changes by segment are as follows:


                              Increase
                             (Decrease)            % Increase
                           (in thousands)           (Decrease)
                           ---------------  ----------------------------
                                             Total    Volume  Price/Mix
                                            ------    ------  ---------
         U.S. Consumer        $ (6,142)      (13)      (12)      (1)
         Foreign Consumer        2,121         9         8        1
         Industrial             (5,211)      (37)      (37)       -


      The decrease in U.S. Consumer revenue reflects the continuing impact of imports in the mass retail market and on seasonal wholesale club sales. Foreign Consumer revenue increased in Mexico and Canada primarily in the mass markets. Industrial revenue for the prior year includes the U.S. Graphite and Lubricants division, sold in March 1999.
      While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of the effect of future currency fluctuations on results of operations cannot be made. This currency risk in Mexico is also managed through occasional foreign currency hedges, local currency financing and by export sales to the U.S. denominated in U.S. dollars.
     OPERATING INCOME decreased $1,353,000 from the same quarter last year. U.S. Consumer decreased $1,510,000 due principally to the effect of lower revenues. Foreign Consumer decreased $51,000 as foreign currency losses in Mexico offset the effect of higher revenues. Industrial improved by $63,000. Total corporate administrative expenses decreased due to a reimbursement of legal costs of $398,000. (See Note 6 to the Consolidated Financial Statements).
      Operating income for the nine months ended June 30, 2000, decreased $11,389,000 from the same period last year. Industrial operating income decreased $10,173,000 principally due to the gain of $9,396,000 from the sale of the U.S. Graphite and Lubricants division and $425,000 of operating income attributable to that division in 1999. Industrial also decreased due to lower refractory division sales in the current period. U.S. Consumer decreased $470,000 despite the $1,685,000 restructuring charge in 1999 for manufacturing consolidation and personnel reduction. U.S. Consumer incurred significantly higher manufacturing inefficiencies, particularly in the earlier months of fiscal 2000, as a result of inventory reduction efforts and the consolidation of a manufacturing facility (see Note 7 to the Consolidated Financial Statements). Foreign Consumer decreased $772,000. Manufacturing inefficiencies due to inventory reductions and consolidation, as well as higher selling and distribution expenses in Mexico were the primary causes of this decrease. The aforementioned manufacturing inefficiencies in both U.S. and Foreign Consumer contributed to an overall increase in cost of goods sold to 65.2% of sales in 2000, as compared to 62.7% in 1999.
      INTEREST EXPENSE decreased $199,000 and $629,000 in the quarter and nine months ended June 30, 2000, respectively, from the same periods last year primarily due to lower average borrowings and interest rates in Mexico.
      INCOME TAXES decreased $397,000 and $4,379,000 from the comparable quarter and nine months of the prior year due to the lower before tax income.
      MINORITY INTEREST represents approximately 3% in 2000 and 20% in 1999 of the results from operations of the Company's Mexico subsidiary.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash flows from operating activities improved dramatically (by approximately $11.6 million) in the first nine months of fiscal 2000, despite a net loss through June 30, 2000. The Company's strict inventory reduction efforts led to an increase in cash flows related to inventories of $1.3 million in the current year period, as compared with a decrease of $10.5 million in the prior year period. Lower receivable collections (following the Company's lower revenues in the 1999 back-to-school season and the 1999 sale of its Graphite and Lubricants division) were offset by improved accounts payable management in the U.S. and Mexico.
      The Company's investing activities included approximately $1,053,000 in net purchases of property and equipment in the current period and $610,000 in the prior year. Capital expenditures are somewhat higher in 2000 and include certain strategic equipment related to pencil manufacturing. However, management believes that expenditures have been reduced due to better capital budgeting and the continued use of leasing as an alternative to acquiring equipment. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from existing financing or new leasing arrangements.
      The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. On August 4, 2000, certain financial covenants contained in the underlying loan and security agreements were revised to cure a previous default and to allow the Company to execute its reorganization and consolidation plans, as well as other strategic initiatives. The agreements were also amended to increase the rate of interest by 0.5% and require the payment of certain fees, including an amendment fee of $206,875. (See Note 10 to Consolidated Financial Statements.) The financing agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate plus 0.75%, or the prevailing LIBOR rate plus 2.25% through September 2004. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company has previously executed an interest rate swap agreement that effectively fixes the rate of interest on approximately $1.5 million of the term loan at 8.5% through May 2001.
      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is in compliance with all such provisions, as amended. As of June 30, 2000, the Company had approximately $13 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $14 million in bank lines of credit ($7 million unused as of June 30, 2000) which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities.
      The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. In 1998, the Company canceled a reverse interest rate swap agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, which is being recognized over the remaining original term of the notes. On August 4, 2000, the subordinated note agreement was also amended to revise certain financial covenants and cure a previous default, as well as to provide the Company flexibility to execute its strategic initiatives. The interest rate was increased to 13.5% through June 2002 and 12.25% though maturity in 2003. The exercise price of 300,000 warrants held by the noteholders will be reduced to an amount yet to be determined, but based upon the average closing price over the 30 trading days following the execution of the amendment. The amendment also required payment of a fee of $50,000. (See Note 10 to Consolidated Financial Statements.) The note agreement, as amended, contains provisions that limit dividends and other payments, and require the maintenance of certain financial covenants and ratios. The Company is in compliance with all such provisions, as amended.
      The Company also incurred approximately $200,000 in legal costs associated with the aforementioned amendments to its senior and subordinated debt agreements.
      The Company cannot assure that it will be in compliance with all covenant provisions of its debt agreements in all future quarters and cannot assure that it will receive waivers or amendments of any such provisions should that occur. The subordinated and senior debt have been classified, in accordance with their terms, as long-term in the accompanying consolidated financial statements.
      The Company entered into the aforementioned interest rate swap agreements to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The swaps are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.
      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Under this program, the Company repurchased 337,000 shares at a cost of $2.8 million. These repurchases were financed through the aforementioned and previous U.S. revolving line of credit facilities.
      The existing sources of financing described above and cash expected to be generated from future operations and / or asset sales would, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of it obligations. However, if future covenant violations occur with respect to its current financing arrangements, the Company may need to pursue other sources of financing to satisfy certain obligations before their due date.


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


FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the Company's ability to meet its current and anticipated obligations; management's inventory reduction plan and expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; its expectations as to the effect of new accounting pronouncements; its assessment with respect to Y2K; and its expectations with regards to legal proceedings. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) manufacturing inefficiencies as a result of the inventory reduction plan, difficulties encountered with the consolidation and cost-reduction program, increased competition, U.S. and foreign economic factors, foreign currency exchange risk, interest rate fluctuation risk and Y2K compliance risk, among others.

Item 3.
-------

            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As discussed elsewhere in this Form 10-Q, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
      The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 32% of the Company's fiscal 1999 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar would impact reported operating profit by $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
      In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of June 30, 2000, approximately 45% of total short and long-term debt is fixed, at rates between 8% and 13.5% in the U.S. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2001, fixes the rate of interest on $1.5 million of this debt at approximately 8.5%. It is estimated that a change in the average prevailing interest rates of the remaining debt of 1% would impact reported pretax income by $300,000. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

                            PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
----------------------------

     On May 23, 2000 an article appeared in the Seattle Times Intelligencer Reporter alleging that the talc used as a binder in most domestic brands of crayons, including the Company's, contained trace amounts of a fiber resembling asbestos. In response to these allegations, the domestic crayon manufacturers, including the Company, as well as the talc supplier, engaged their own independent laboratories and each refuted the news article's claims. The Company issued a press release confirming this.
     As a result of the public interest surrounding the news article, however, the United States Consumer Product Safety Commission (CPSC) engaged two additional labs to test the crayons. The Government's own OSHA lab determined unequivocally that there was no asbestos in the crayons. Its independent lab found one suspicious fiber in each of two crayons of the many tested. In any event, based on its evaluation, the CPSC reconfirmed the non-toxicity and safety of the Company's crayons in a press release dated June 15, 2000.
     Nevertheless, although the Company has yet to be served, it has become aware of seven legal actions filed against itself as well as other domestic crayon manufacturers, as a result of the Seattle Times Intelligencer Reporter erroneous report. Of the seven legal actions, four are class action suits, two are misleading advertising claims and one is a personal injury suit. The Company denies the essential allegations of these complaints and intends to vigorously defend them. Significantly, plaintiffs in one of the class action and one of the misleading advertising claims have offered to settle for nominal amounts.
     The Company believes that none of the pending actions will have a material adverse effect on the Company's financial condition or results of operations.


Item 5.     Other Information
------------------------------

     Information regarding the amendment of the Company's 12% Senior Subordinated Note Agreement and senior financing arrangements with a consortium of lenders (See Part I - Item 1., Note 10 to Consolidated Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations) is incorporated by reference herein and in lieu of a separate report on Form 8-K.


Item 6.     Exhibits and Reports on Form 8-K
---------------------------------------------

(a)     Exhibits
----------------

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

8Filed electronically via EDGAR.

(b)     Reports on Form 8-K:
----------------------------

        None.

                                   SIGNATURES
                                    ----------


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      DIXON TICONDEROGA COMPANY


      Dated:      August 14, 2000
                  ------------------------------------

      By:         /s/  Gino N. Pala
                  ------------------------------------
                  Gino N. Pala
                  Chairman of Board and
                  Co-Chief Executive Officer


      Dated:      August 14, 2000
                  ------------------------------------

      By:         /s/  Richard A. Asta
                  ------------------------------------
                  Richard A. Asta
                  Executive    Vice    President   of
                  Finance and Chief Financial Officer


      Dated:      August 14, 2000
                  ------------------------------------

      By:         /s/  John Adornetto
                  ------------------------------------
                  John Adornetto
                  Vice President/Corporate Controller
                  and Chief Accounting Officer