Form 10-K
period 2000-09-30
DIXON TICONDEROGA CO
filed 2001-01-12
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( d )

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000     Commission file number  1-8689
                          ------------------                            -------

                           DIXON TICONDEROGA COMPANY
--------------------------------------------------------------------------------
             (Exact name of  Company as specified in its charter)
Form 10-K

 X    Annual Report Pursuant to Section 13 or 15 (d) of the Securities  Exchange
---   Act of 1934 (Fee Required) for the fiscal year ended September 30, 2000 .

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) for the transaction period from _____ to _____ .

                  Delaware                                 23-0973760
---------------------------------------------  ---------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)

  195 International Parkway, Heathrow, FL                     32746
---------------------------------------------  ---------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (407) 829-9000
                                                      --------------

         Title of each class           Name of each exchange on which registered

    Common Stock, $1.00 par value              American Stock Exchange
    -----------------------------              -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Based on the closing sales price on December 6, 2000, the aggregate market value of the voting stock held by non-affiliates of the Company was $7,437,634.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 3, 2000: 3,168,047 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference:

Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 2000.

                                     PART I

ITEM 1.   BUSINESS
          --------

                          RECENT EVENTS AND STRATEGIES
                          ----------------------------

      In fiscal 2000, Dixon Ticonderoga Company (hereinafter the "Company") continued its aggressive restructuring and cost reduction efforts begun in 1999. The Company completed the consolidation of its Deer Lake, Pennsylvania Consumer plant into other facilities in Mexico and the U.S. and carried out personnel reduction activities as planned in the first phase of its Restructuring and Cost Reduction Program, designed to improve overall financial performance in the future. In the fourth quarter of fiscal 2000, the Company embarked upon the second phase of its cost reduction program, which includes further consolidation of certain U.S. manufacturing processes into Mexico, the consolidation of its Mexico operations into a new 300,000 square foot facility and additional personnel reductions in manufacturing, sales, marketing and corporate activities. In connection with the program's second phase, the Company recorded approximately $1.6 million in restructuring and related costs. Overall, the Company reported a net loss of $(0.8) million (and net income of $0.3 million, exclusive of the effects of restructuring and related costs) in fiscal 2000.
      The Company also initiated a strict U.S. working capital reduction / cash flow enhancement program in fiscal 2000. The program emphasized enhanced inventory control and reduction, improved accounts payable management and continued accounts receivable improvement. The Company implemented new inventory management systems and processes and successfully reduced its U.S. inventories; improved the days outstanding of its accounts payable; and continued its strong accounts receivable collection practices. However, the strict inventory reduction efforts resulted in significant plant manufacturing inefficiencies as production levels were cut back, contributing to poor operating results in the U.S. Consumer division. Despite the lower level of operating profits, the aforementioned programs resulted in an increase in cash flow from operations of approximately $13 million when compared with fiscal 1999.
      In addition, in 2000, the Company created a wholly-owned subsidiary in China. Beijing Dixon Ticonderoga Stationery Company, Ltd., is engaged in the manufacture of wood slats for pencil manufacturing and the sourcing and distribution of certain consumer products for international sale by the Company.
      In 2000, the Company also successfully completed the disposition of its graphite and lubricants business with the wind-up of the operations of Dixon Industrial Mexico, S.A. de C.V. The Company sold the majority of its graphite and lubricants business for $23.5 million in March 1999.
      The Company also successfully negotiated amendments to its subordinated and senior debt agreements to cure covenant defaults that occurred earlier in fiscal 2000 and to avoid a complete refinancing of its debt.
      Further information regarding these matters is included elsewhere in this Annual Report on Form 10-K.

                                 COMPANY ORGANIZATION
                                 --------------------
                              Dixon Ticonderoga Company
                                       (Parent)
                                          |
                                          |
                                          |
       _________________________________________________________________________
       |               |                  |                  |                 |
       |               |                  |                  |                 |
       |               |                  |                  |                 |
     Dixon           Dixon        Dixon Industrial      Beijing Dixon     Ticonderoga
 Ticonderoga,    Europe, Ltd.   Mexico, S.A. de C.V.     Ticonderoga       Graphite,
  Inc. Canada    (Wholly-Owned)    (Wholly-Owned)        Stationery      Inc./Inactive
(Wholly-Owned)                                          Company, Ltd.    (Wholly-Owned)
       |                                               (Wholly-Owned)
       |
       |
  Grupo Dixon
 S.A. de C.V.
      and
 subsidiaries
  (97% Owned)



                                INDUSTRY SEGMENTS
                                -----------------

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

      Financial information regarding net revenues, operating profits and identifiable assets related to the Company's industry segments for the years ended September 30, 2000, 1999 and 1998, is contained in Note 13 to Consolidated Financial Statements.
      The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada and Europe) in which its operations are being conducted.

CONSUMER GROUP
--------------

      The Company manufactures its leading brand Ticonderoga(R) and a full line of pencils in Versailles, Missouri. The Company manufactures and markets advertising specialty pencils, pens and markers through its promotional products division. The Company also manufactures and markets Wearever(R) and Dixon(R) pen writing products as well as Prang(R) and Ticonderoga(R) lines of markers, mechanical pencils and allied products.
      In Sandusky, Ohio, the Company manufactures (mainly for wholesale school suppliers and retailers) its Prang(R) brand of soy-bean based and wax crayons, chalks, dry and liquid tempera, water colors and art materials. This division also manufactures special markers for industrial use, all of which are marketed and sold together with the products discussed above, by the U.S. Consumer division.
      Under an agreement with Warner Bros. Consumer Products, the Company also manufactures and markets in the U.S., Canada, and Mexico a complete product line of pencils, pens, crayons, chalks, markers, paints, art kits and related items featuring the famous Looney Tunes(R) and Scooby Doo(R) characters. (See Note 14 to Consolidated Financial Statements.)
      Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer group.
      Grupo Dixon, S.A. de C.V., a majority-owned subsidiary (97%), is engaged, through its subsidiaries, in the manufacture and sale in Mexico of black and color writing and drawing pencils, correction materials, lumber crayons and allied products. Grupo Dixon also manufactures and sells in Mexico, under its Vinci(R) brand, certain products of the type manufactured at the Sandusky facility, as well as marker products and modeling clay.
      Dixon Europe, Limited, a wholly-owned subsidiary of the Company, is engaged in the distribution of many Dixon consumer products in the United Kingdom and other European countries.
      Beijing Dixon Ticonderoga Stationery Company, Ltd., a wholly-owned subsidiary of the Company, is engaged in the manufacture of wood slats for pencil manufacturing and the sourcing and distribution of certain consumer products for international sale by the Company.





INDUSTRIAL GROUP
----------------

      The New Castle Refractories division, with plants located in Ohio, Pennsylvania and West Virginia, manufactures various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, silicon-carbide brick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries; refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads.
      Prior to the sale of the Company's Graphite and Lubricants division in March 1999, the Industrial Group manufactured and sold processed natural and synthetic bulk graphite, graphite oil, solvent and water-based lubricants and colloidal graphitic suspensions.

                                  DISTRIBUTION
                                  ------------

      Consumer products manufactured in the Company's U.S. facilities are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. In an effort to enhance service levels (especially with large retail customers), the Company leased a central distribution center in Macon, Georgia. The consumer products manufactured at the Canadian and Mexican plants are distributed nationally in these countries through wholesalers, distributors, school supply houses and retailers. The Mexico subsidiary has recently moved its distribution operations to a new facility in Mexico City.
      The industrial products manufactured at various plants are sold by direct sales, manufacturers' representatives and industrial distributors in North America.

                                  RAW MATERIALS
                                  -------------

      Wood slats for pencil manufacturing can be considered a strategic raw material for the Company's business and are purchased from various suppliers in the U.S., Indonesia and China (including the Company's wholly-owned China subsidiary). Graphite, used in the manufacture of refractory products and leads for wood-cased pencils, is purchased principally in the U.S. There were no significant raw material shortages of any consequence during 2000 nor are any expected in the near future.

                       TRADEMARKS, PATENTS AND COPYRIGHTS
                       ----------------------------------

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

                        SEASONAL ASPECTS OF THE BUSINESS
                        --------------------------------

      The Consumer Group reflects greater portions (approximately 58% in 2000) of its sales in the third and fourth fiscal quarters of the year due to shipments of school orders to its distribution network. This practice, which is standard for this industry, usually causes the Company to incur additional bank borrowings during the period between shipment and payment.
      The Industrial Group has no material seasonal aspects.

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

                            RESEARCH AND DEVELOPMENT
                            ------------------------

      The Company employs approximately 16 full-time professional employees in the area of quality control and product development. The Company has established a centralized research and development laboratory in its Sandusky, Ohio facility. For accounting purposes, research and development expenses in any year presented in the accompanying Consolidated Financial Statements represent less than 1% of revenues.

                                    EMPLOYEES
                                    ---------

      The total number of persons employed by the Company was approximately 1,412 of which 535 were employed in the United States.


ITEM 2.  PROPERTIES
         ----------

      The properties of the Company, set forth in the following table are owned and are collateralized or pledged under the Company's loan agreement with a consortium of lenders (First Union Capital Corporation as agent), and its Heathrow, Florida, property, is subject to a separate mortgage agreement. See
Note 4 to Consolidated Financial Statements. Most of the buildings are of steel frame and masonry or concrete construction.

                                                                   SQUARE FEET
                             LOCATION                            OF FLOOR SPACE
                             --------                            ---------------

  Heathrow, Florida (Corporate Headquarters)                         33,000
  Sandusky, Ohio (Consumer)                                         276,000
  Versailles, Missouri (Consumer)                                   120,000
  Deer Lake, Pennsylvania (Consumer)                                150,000
  New Castle, Pennsylvania (Refractories division)                  131,000
  Newell, West Virginia (Refractories division)                      45,000
  Massillon, Ohio (Refractories division)                           113,000
  Zoar, Ohio (Refractories division)                                 65,000
  Acton Vale, Quebec, Canada (Dixon Ticonderoga Inc.) (Consumer)     32,000
  Tlalnepantla, D.F., Mexico (Grupo  Dixon, S.A. de C.V.)(Consumer)  55,000
  Mexico City, D.F., Mexico (Grupo Dixon, S.A. de C.V.)(Consumer)    64,000
  Beijing, China (Beijing Dixon Ticonderoga Stationery Company,
   Ltd.) (Consumer)                                                  25,000


      The Company leases approximately 100,000 square feet in Macon, Georgia for its U.S. Consumer central distribution center. The Company's Mexico subsidiary recently entered into a lease of a 300,000 square-foot facility in Mexico City to be used for distribution and certain manufacturing operations, as well as its corporate headquarters.

ITEM 3.  LEGAL   PROCEEDINGS
         -------------------

      In March 1986, The Dixon Venture ("Venture") (an unrelated company) filed a civil action in the New Jersey Superior Court seeking recovery of damages and costs allegedly incurred by Venture in connection with the clean-up of industrial property acquired from the Company in Jersey City, New Jersey in February, 1984. Venture's claims were brought pursuant to the New Jersey Environmental Clean-up Responsibility Act ("ECRA"), an environmental remedial statute dealing with the transfer of industrial property.
      On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. In January 1998, the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and in fiscal 2000 the Company reached settlements with its various insurers for reimbursement of legal costs in the amount of $653,000. In 1999, a pending malpractice suit against its former attorneys was dismissed and the Company has appealed the decision. Also see Note 14 to Consolidated Financial Statements.
      Additionally, in May 2000 a news article alleged that the talc in all domestic brands of crayons, including the Company's, contained trace amounts of a fiber resembling asbestos. In response to these allegations, all domestic crayon manufacturers, including the Company, the talc supplier and the United
States Consumer Product Safety Commission (CPSC) engaged in independent laboratory testing for asbestos fibers in crayons. All test results reflected the unequivocal absence of asbestos in domestically made crayons, including the test results from the Government's own OSHA laboratory. In any event, all domestic crayon manufacturers, including the Company, voluntarily agreed to reformulate their crayons and discontinue the use of talc to eradicate any persistent public concerns regarding crayon safety. The Company anticipates releasing a reformulated crayon by late summer of 2001.
      Each of the domestic crayon manufacturers, including the Company, and the CPSC released press statements verifying the safety and non-toxicity of crayons both on store and consumer shelves. Nevertheless, the Company became aware of seven legal actions threatened against itself and other domestic crayon manufacturers as a result of the erroneous report. Of the seven threatened legal actions, six were filed against the Company, four of which have been dismissed. The two legal actions remaining involve a class action suit and a misleading advertising claim. The Company continues to deny the essential allegations of these complaints and will vigorously continue its defense. Significantly, the Company expects the class action claim to be dismissed during a hearing in January 2001.
      The Company believes that none of the pending actions will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
        --------------------------------------------------------

      None.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S  COMMON STOCK AND RELATED  SECURITY HOLDER
        --------------------------------------------------------------------
        MATTERS
        -------

      Dixon Ticonderoga Company common stock is traded on the American Stock Exchange under the symbol "DXT". The following table sets forth the low and high per share prices as per the American Stock Exchange closing prices for the applicable quarter.

                                    FISCAL               FISCAL
       QUARTER ENDING                 2000                 1999
       --------------                 ----                 ----
                                 LOW       HIGH       LOW        HIGH
                                 ---       ----       ---        ----
December 31                     $5.88     $10.00     $7.88      $11.75
March 31                         3.88       7.13      8.56       11.75
June 30                          2.88       4.19      9.81       12.13
September 30                     2.75       5.44      8.00       11.85


      Since fiscal 1990, the Board of Directors has suspended payment of dividends. The Board will continue to review the Company's future performance and determine the dividend policy on a quarter-to-quarter basis. The Company's debt agreements restrict the amount of dividends, which can be paid in the future. (See Note 4 to Consolidated Financial Statements).
      The number of record holders of the Company's common stock at December 6, 2000 was 433.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   FOR THE FIVE YEARS ENDED SEPTEMBER 30, 2000
                    (in thousands, except per share amounts)

                                2000        1999       1998        1997       1996
                              ----------  ---------  ---------   ---------  ---------
REVENUES                       $102,879   $114,689   $124,722    $115,055   $106,696
                              ==========  =========  =========   =========  =========
INCOME (LOSS) FROM
   CONTINUING OPERATIONS      ($    798)  $  6,682   $  3,136    $  3,601   $  1,168

EXTRAORDINARY ITEM                   -          -          -           -        (282)
                              ----------  ---------  ---------   ---------  ---------
NET INCOME (LOSS)             ($    798)  $  6,682   $  3,136    $  3,601   $    886
                              ==========  =========  =========   =========  =========
EARNINGS (LOSS) PER
   COMMON SHARE (BASIC):
     CONTINUING OPERATIONS    ($    .25)  $   1.95   $    .93    $   1.08   $    .36

     EXTRAORDINARY ITEM              -          -          -           -        (.09)
                              ----------  ---------  ---------   ---------  ---------
      NET INCOME (LOSS)       ($    .25)  $   1.95   $    .93    $   1.08   $    .27
                              ==========  =========  =========   =========  =========
EARNINGS (LOSS) PER
   COMMON SHARE (DILUTED):
     CONTINUING OPERATIONS    ($    .25)  $   1.87   $    .85    $   1.05   $    .36

     EXTRAORDINARY ITEM              -          -          -           -        (.09)
                              ----------  ---------  ---------   ---------  ---------
      NET INCOME (LOSS)       ($    .25)  $   1.87   $    .85    $   1.05   $    .27
                              ==========  =========  =========   =========  =========
TOTAL ASSETS                   $ 86,718   $ 92,888   $ 92,630    $ 84,161   $ 77,848
                              ==========  =========  =========   =========  =========
LONG-TERM DEBT                 $ 30,210   $ 39,400 1 $ 21,927    $ 23,556   $ 25,119
                              ==========  =========  =========   =========  =========
DIVIDENDS PER
   COMMON SHARE               $      -    $     -    $     -     $     -    $     -
                              ==========  =========  =========   =========  =========

1 The increase in long-term debt in 1999 is attributable to the refinancing of the Company's previous revolving credit agreement under a new five-year facility. (See Note 4 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------


SUMMARY OF RESULTS OF OPERATIONS
--------------------------------

2000 vs. 1999:
--------------

   Income before taxes and minority interest decreased $12,922,000 in 2000 (or $3,286,000, exclusive of the 1999 gain on sale of the Graphite and Lubricants division of $9,636,000). The Company recorded pre-tax provisions of $1,641,000 and $1,917,000 in 2000 and 1999, respectively, for restructuring and related costs for a company-wide cost reduction program and plant consolidation. Restructuring costs in 2000 include $1,173,000 for employee severance and related costs and $468,000 for the sale or abandonment of Mexico properties. In fiscal 2000, approximately $367,000 was charged to the 2000 severance cost accrual and $156,000 against the accrual for property abandonment. In addition, $1,704,000 was charged against the remaining 1999 accrual. (See Note 12 to Consolidated Financial Statements.) U.S. Consumer operating profits decreased primarily due to lower revenue and higher manufacturing inefficiencies due to strict inventory reduction efforts and consolidation activities. Foreign Consumer operating profits reflected a decrease in Mexico due to start-up inefficiencies relating to the transfer of certain U.S. production and lower margins due to competitive pricing pressures. Industrial operating profits decreased principally due to lower Refractories division sales and operating profits. Interest expense decreased $500,000 primarily due to lower foreign borrowings and interest rates. Income taxes decreased due to the decrease in pre-tax income.


1999 vs. 1998:
--------------

   Income before income taxes and minority interest increased $6,274,000 in 1999. Gain from the sale of the Graphite and Lubricants division in 1999 was $9,636,000. In 1999, the Company recorded a $1,917,000 pre-tax provision for restructuring and related costs associated with plant consolidation and a company-wide cost reduction program designed to improve overall financial performance in the future. Restructuring costs principally include anticipated losses from the sale or abandonment of property and equipment (approximating $1,330,000) and severance costs for affected employees (approximating $587,000). In 1999, approximately $213,000 was charged against the severance cost accrual, substantially related to costs associated with planned personnel reductions. (See Note 12 to Consolidated Financial Statements.) There was a $2,163,000 decrease in the Industrial operating profits primarily due to the sale of the Graphite and Lubricants division and weakness in the industries served by the Refractories division. Decreased U.S. interest expense, primarily due to proceeds from the division sale were offset by higher interest expense in Mexico, reflecting increased borrowings since it acquisition of Vinci (see Note 10 to Consolidated Financial Statements) and higher inventory levels. Income taxes increased principally due to significantly higher pre-tax income.

REVENUES
--------

      Overall 2000 revenues decreased $11,811,000 from the prior year. The changes by segment are as follows:

                         Increase(Decrease)       % Increase (Decrease)
                          (in thousands)    Total     Volume  Price / Mix
                          --------------    -----     ------  -----------
      Consumer U.S.         $(8,725)        (13)       (12)       (1)
      Consumer Foreign        3,043          10         12        (2)
      Industrial             (6,129)        (35)       (33)       (2)


      U.S. Consumer revenue decreased principally in the mass retail and wholesale club markets reflecting the effects of reduced customer inventory levels and increased competition from imports. Foreign Consumer revenue increased primarily in the Mexico and Canada mass markets reflecting additional product distribution in these channels. Industrial revenue decreased $4.6 million due to the disposition of the Graphite and Lubricants business with the balance of the decrease due to weakness in the industries served by the Refractories division.
      While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August of 1998. In the short term after such devaluations, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occassional foreign currency hedges, local currency financing and by export sales to the U.S. denominated in U.S. dollars.
      Overall 1999 revenues decreased $10,033,000 from the prior year. The changes by segment are as follows:

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

      The U.S. Consumer revenue decrease was strictly in the mass retail (principally mega-store) market where customer consolidation and inventory reductions affected sales during the back-to-school buying season. Foreign Consumer revenues increased in Mexico by $944,000 and in Canada by $406,000, reflecting continuing success in their respective mass retail markets. The decrease in Industrial revenue was primarily due to the sale of the Graphite and Lubricants division and, to a lesser degree, weakness in the industries served by the Refractories division.


OPERATING PROFITS
-----------------

      Operating profits decreased $3,787,000 (exclusive of the gain on the sale of assets) from 1999. U.S. Consumer decreased $1,560,000 due principally to the decrease in revenues and higher manufacturing inefficiencies. Foreign Consumer decreased $1,660,000 primarily due to competitive pricing pressures and start-up costs resulting from production moving from the U.S. to Mexico. The higher manufacturing costs in the U.S. and Mexico substantially contributed to the relative increase in total cost of goods sold in 2000 (64.6% of sales as compared with 62.9% in 1999). Industrial operating profits decreased $340,000 due to the sale of the Graphite and Lubricants division in 1999 and lower Refractories income. General corporate expenses increased $230,000, primarily due to higher restructuring and related personnel costs. Due to the lower revenues, selling and administrative costs increased as a percentage of sales (30.9% in 2000 compared to 29.5% in 1999). However, total selling and administrative expenses decreased over $2 million in 2000, reflecting ongoing cost reduction efforts and the sale of the Graphite and Lubricants division.
      Operating profits in 1999 (exclusive of the gain on sale of assets of $9,636,000 and provision for restructuring and related costs of $1,917,000) decreased $1,346,000 from 1998. Industrial operating profits decreased $2,163,000, primarily due to the sale of the Graphite and Lubricants division in March, 1999 and lower Refractories division profits due to weakness in the industries it serves. The reduction in Industrial gross profits substantially contributed to the relative increase in total cost of goods sold in 1999 (62.9% of sales as compared with 61.2% in 1998). As discussed above, U.S. Consumer revenue decreased significantly, yet operating profits only decreased $206,000 due to lower selling and administrative expenses from cost reduction efforts. Foreign operating profits increased $659,000 primarily due to higher revenues and more favorable foreign currency effects. General corporate expenses were also reduced by $364,000 reflecting cost reduction activities. The aforementioned gain on sale of assets relates to the sale of the Graphite and Lubricants division. The provision for restructuring and related costs under the Company's cost reduction program principally represents anticipated impairment losses due to plant closures and consolidation, as well as employee severance costs. The aforementioned cost reduction efforts contributed to lower relative selling and administrative costs (29.5% of sales in 1999 compared to 30.8% of sales in 1998).


MINORITY INTEREST
-----------------

      Minority interest represents 3% of the net income of the consolidated subsidiary, Grupo Dixon, S.A. de C.V., since September, 1999 and 20.2% prior thereto ($23,938, $402,135, and $704,940 in fiscal 2000, 1999, and 1998, respectively), equivalent to the extent of the investment of the minority shareholders. As described in Note 8 to Consolidated Financial Statements, this minority interest was created by an initial public offering in 1994.


EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------
      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 summarizing its views of applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policy of revenue recognition is consistent with this bulletin.
      In 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company in fiscal 2001. This statement requires all derivative instruments to be recognized in the balance sheet as either assets or liabilities at fair value. The Company currently uses cash flow hedges to convert variable rate debt to fixed rate debt and to occasionally hedge certain foreign currencies, but does not expect the prescribed accounting for these instruments to materially affect its financial position or results of operations when adopted.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash flows from operating activities improved dramatically (by approximately $13.2 million) despite a net loss of $798,000 in fiscal 2000. The Company's strict inventory control and reduction efforts in the U.S. led to an increase in cash flows related to inventories of $3.1 million in 2000, as compared with a decrease of $7.3 million in the prior year. In addition, improved accounts payable management in the U.S. and Mexico and continued strong U.S. accounts receivable collection practices more than offset the effects of higher Mexico accounts receivable in 2000.
      The Company's 2000 investing activities included approximately $1.4 million in net purchases of property and equipment as compared with $638,000 in 1999. This was an historically lower level of purchases in the prior year and

2000 purchases include the acquisition of equipment for the start-up of the Company's China operation. Management believes that capital expenditures levels have been reduced over the past several years due to better capital budgeting and control and the continued use of leasing as an alternative to acquiring equipment. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements. Total cash provided from investing activities decreased dramatically due to the cash proceeds of approximately $19.6 million from the sale of the Graphite and Lubricants division in 1999. A note receivable from the sale (in the amount of $3.25 million) was collected in 2000.
      The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. In August 2000, certain financial covenants contained in the underlying loan and security agreements were revised to cure a previous default and to allow the Company to execute its reorganization and consolidation plans, as well as other strategic initiatives. The agreements were also amended to increase the rate of interest by 0.5% and require the payment of certain fees, including an amendment fee of $206,875. The financing agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate plus 0.75%, or the prevailing LIBOR rate plus 2.25% through September 2004. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of these borrowings at 8.98% through August 2005. The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company has previously executed an interest rate swap agreement that effectively fixes the rate of interest on approximately $1.1 million of the term loan at 8.5% through May 2001.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. As of September 30, 2000, the Company is in compliance with all such provisions, as amended. On January 10, 2001, the agreement was amended to revise one financial ratio requirement for the period ending December 31, 2000 due to the Company's expectation that it would not meet the previous requirement as of that date. As of September 30, 2000, the Company had approximately $23 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $14 million in bank lines of credit ($10 million unused as of September 30, 2000) which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities.
     The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. In August 2000, the subordinated note agreement was amended to revise certain financial covenants and cure a previous default, as well as to provide the Company flexibility to execute its strategic initiatives. The interest rate was increased to 13.5% through June 2002 and 12.25% though maturity in 2003. The exercise price of 300,000 warrants held by the noteholders was reduced from $7.24 to $4.28. The amendment also required payment of a fee of $50,000. The note agreement, as amended, contains provisions that limit dividends and other payments, and require the maintenance of certain financial covenants and ratios. The Company is in compliance with all such provisions, as amended. The Company also incurred approximately $200,000 in legal costs associated with the aforementioned amendments to its senior and subordinated debt agreements.
      The subordinated and senior debt have been classified, in accordance with their terms and management's expectations as to Company performance, as long-term in the accompanying consolidated financial statements. However, the Company cannot assure that it will be in compliance with all covenant provisions of its debt agreements in all future quarters and cannot assure that it will receive waivers or amendments of any such provisions should that occur.
      The Company entered into the aforementioned interest rate swap agreements to balance and manage overall interest rate exposure and minimize overall cost of borrowings. The swaps are not presently expected to have a material effect on total interest expense over the term of the underlying agreements.
      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Under this program, the Company repurchased 337,000 shares at a cost of $2.8 million ($2 million in fiscal 2000). These repurchases were financed through the aforementioned and previous U.S. revolving line of credit facilities.
      Refer to Notes 3 and 4 to Consolidated Financial Statements for further description of the aforementioned financing arrangements.
      The existing sources of financing described above and cash expected to be generated from future operations and / or asset sales would, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of it obligations. However, if future covenant violations occur with respect to its current financing arrangements, the Company may need to pursue other sources of financing to satisfy certain obligations before their due date.


FORWARD-LOOKING STATEMENTS
--------------------------

      The statements in this Annual Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the Company's ability to meet its loan covenants in the future and its current and anticipated obligations; management's inventory reduction plan and expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; its expectations as to the effect of new accounting pronouncements; and its expectations with regards to legal proceedings. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) manufacturing inefficiencies as a result of the inventory reduction plan, difficulties encountered with the consolidation and cost-reduction program, increased competition, U.S. and foreign economic factors, foreign currency exchange risk and interest rate fluctuation risk, among others.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

      As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
      The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 33% of the Company's fiscal 2000 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar would impact reported operating profit by $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
      In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of September 30, 2000, approximately 46% of total short and long-term debt is fixed, at rates between 8% and 13.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. Certain interest rate swaps, which expire in 2001 and 2005, fix the rate of interest on $9.1 million of this debt at approximately 9%. A change in the average prevailing interest rates of the remaining debt of 1% would not have a material effect upon the Company's results of operations or cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------


                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                       PAGE
                                                                       ----
Report of Independent Certified Public Accountants                      17

Consolidated Balance Sheets as of
  September 30, 2000 and 1999                                          18-19

Consolidated Statements of Operations For the
  Years Ended September 30, 2000, 1999 and 1998                         20

Consolidated Statements of Comprehensive Income (Loss) For the
  Years Ended September 30, 2000, 1999 and 1998                         21

Consolidated Statements of Shareholders' Equity
  For the Years Ended September 30, 2000, 1999 and 1998                 22

Consolidated  Statements  of  Cash  Flows  For the
  Years Ended September 30, 2000, 1999 and 1998                        23-24

Notes to Consolidated Financial Statements                             25-42

Schedule For the Years Ended September 30, 2000, 1999 and 1998:

      II. Valuation and Qualifying Accounts                             43

          Information required by other schedules called for
          under  Regulation  S-X is either not applicable or
          is   included   in  the   Consolidated   Financial
          Statements or Notes thereto.

Consent of Independent Certified Public Accountants                     44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors of
Dixon Ticonderoga Company


      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dixon Ticonderoga Company and its subsidiaries at September 30, 2000 and 1999, and the results of their operations, their comprehensive income and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP
Tampa, Florida
December 6, 2000, except as to Note 4
 for which the date is January 10, 2001

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999


                                                     2000             1999
                                                  ------------    -------------
         ASSETS:
         -------

CURRENT ASSETS:

   Cash and cash equivalents                       $  448,452       $  935,413
   Receivables, less allowance for doubtful
     accounts of $1,418,908 in 2000 and
     $1,428,541 in 1999                            30,881,626       29,343,196
   Inventories                                     36,215,931       39,425,594
   Other current assets                             4,171,064        2,381,518
                                                  ------------    -------------
      Total current assets                         71,717,073       72,085,721
                                                  ------------    -------------
PROPERTY, PLANT AND EQUIPMENT:

   Land and buildings                              10,145,872       13,413,125
   Machinery and equipment                         16,054,327       17,661,335
   Furniture and fixtures                           1,654,404        1,753,765
                                                  ------------    -------------

                                                   27,854,603       32,828,225
      Less accumulated depreciation               (17,572,320)     (19,004,402)
                                                  ------------    -------------
                                                   10,282,283       13,823,823
                                                  ------------    -------------
OTHER ASSETS                                        4,718,379        6,978,123
                                                  ------------    -------------

                                                  $86,717,735      $92,887,667
                                                  ============    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY:          2000             1999
      -------------------------------------       ------------   -------------


CURRENT LIABILITIES:

   Notes payable                                  $  3,574,929    $   2,578,467
   Current maturities of long-term debt              7,135,198        1,638,835
   Accounts payable                                  8,068,133        6,143,136
   Accrued liabilities                              10,056,935       12,268,095
                                                  -------------   -------------

      Total current liabilities                     28,835,195       22,628,533
                                                  -------------   -------------

LONG-TERM DEBT                                      30,210,410       39,399,795
                                                  -------------   -------------

DEFERRED INCOME TAXES AND OTHER                        177,248           96,843
                                                  -------------   -------------

MINORITY INTEREST                                      552,215          533,390
                                                  -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Preferred stock, par $1, authorized 100,000
     shares, none issued                                 -                -
   Common stock, par $1, authorized 8,000,000
     shares, issued 3,710,309 shares in 2000 and
     3,688,559 shares in 1999                        3,710,309        3,688,559
   Capital in excess of par value                    3,700,272        3,586,471
   Retained earnings                                26,147,547       26,945,792
   Accumulated comprehensive income (loss)          (3,093,577)      (2,416,475)
                                                  -------------   -------------
                                                    30,464,551       31,804,347

   Less treasury stock, at cost (542,262 shares
     in 2000 and 292,789 shares in 1999)            (3,521,884)      (1,575,241)
                                                  -------------   -------------

                                                    26,942,667       30,229,106
                                                  -------------   -------------

                                                  $ 86,717,735    $  92,887,667
                                                  ============    =============








                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                   2000           1999           1998
                                               -------------  -------------   ------------

REVENUES                                       $102,878,905   $114,689,474    $124,721,758
                                               -------------  -------------   ------------

COSTS AND EXPENSES:
  Cost of goods sold                             66,454,513     72,170,810      76,296,877
  Selling and administrative expenses            31,758,925     33,789,975      38,349,867
  Provision  for   restructuring  and
   related costs                                  1,640,895      1,916,800          -
                                               -------------  -------------   ------------

                                                 99,854,333    107,877,585     114,646,744
                                               -------------  -------------   ------------

GAIN ON SALE OF ASSETS                                -          9,636,318          -
                                               -------------  -------------   ------------

OPERATING INCOME                                  3,024,572     16,448,207      10,075,014

INTEREST EXPENSE                                  4,269,771      4,771,109       4,671,646
                                               -------------  -------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                          (1,245,199)    11,677,098       5,403,368

INCOME TAXES (BENEFIT)                             (470,892)     4,593,228       1,562,069
                                               -------------  -------------   ------------
                                                   (774,307)     7,083,870       3,841,299

MINORITY INTEREST                                    23,938        402,135         704,940
                                               -------------  -------------   ------------

NET INCOME (LOSS)                              $   (798,245)  $  6,681,735    $  3,136,359
                                               =============  =============   ============

EARNINGS (LOSS) PER COMMON SHARE (BASIC)       $       (.25)  $       1.95    $        .93
                                               =============  =============   ============

EARNINGS (LOSS) PER COMMON SHARE (DILUTED)
                                               $       (.25)  $       1.87    $        .85
                                               =============  =============   ============















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998





                                           2000             1999              1998
                                        -----------      ------------      -----------

NET INCOME (LOSS)                       $  (798,245)      $ 6,681,735       $ 3,136,359

OTHER COMPREHENSIVE INCOME (LOSS):

   Foreign currency translation
    adjustments                            (677,102)          957,362         (604,981)
                                        ------------      ------------      -----------

TOTAL COMPREHENSIVE INCOME (LOSS)       $(1,475,347)      $ 7,639,097       $ 2,531,378
                                        ============      ============      ===========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                  Common       Capital in                   Accumulated
                                 Stock $1       Excess of     Retained     Comprehensive      Treasury
                                 Par Value      Par Value     Earnings     Income (Loss)       Stock
                                ------------   ------------  ------------  ---------------  -------------

BALANCE, September 30, 1997     $ 3,591,681    $ 2,770,668   $17,127,698   $  (2,768,856)   $  (858,566)
   Net income                                                  3,136,359
   Cumulative translation
     adjustment                                                                 (604,981)
   Employee stock options
     exercised (62,877 shares)       62,877        529,013
   Employee Stock Purchase Plan
      (11,253 shares)                               28,074                                       41,271
                                 ------------   ------------  ------------  ---------------  -------------



BALANCE, September 30, 1998       3,654,558      3,327,755    20,264,057      (3,373,837)      (817,295)
   Net income                                                  6,681,735
   Cumulative translation
     adjustment                                                                  957,362
   Employee stock options
     exercised (34,001 shares)       34,001        227,094
   Employee Stock Purchase
      Plan (6,619 shares)                           31,622                                       31,672
   Purchase of treasury stock
      (76,567 shares)                                                                          (789,618)
                                ------------   ------------  ------------  ---------------  -------------



BALANCE, September 30, 1999       3,688,559      3,586,471    26,945,792      (2,416,475)    (1,575,241)
   Net loss                                                     (798,245)
   Cumulative translation
     adjustment                                                                 (677,102)
   Employee stock options
    exercised (21,750  shares)       21,750        147,094
   Employee Stock Purchase
      Plan (10,757  shares)                        (33,293)                                      69,867
   Purchase of treasury stock
      (260,230  shares)                                                                      (2,016,510)
                                ------------   ------------  ------------  ---------------  -------------
BALANCE, September 30, 2000     $ 3,710,309    $ 3,700,272   $26,147,547   $  (3,093,577)   $(3,521,884)
                                ============   ============  ============  ===============  =============

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                   2000         1999           1998
                                              ------------  ------------   ----------
Cash flows from operating activities:

Net income (loss)                             $  (798,245)  $ 6,681,735    $3,136,359

Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
   Depreciation and amortization                2,521,400     2,607,425     2,933,660
   Deferred taxes                                (639,000)     (889,000)    1,448,626
   Provision for doubtful accounts receivable     218,795       191,356       105,126
   Gain on sale of assets                             -      (9,636,318)          -
   Income attributable to minority interest        23,938       402,135       704,940
   (Income) loss  attributable to foreign
    currency  exchange                            (78,888)     (127,299)    1,798,357
   Changes in assets [(increase)decrease]
    and liabilities [increase (decrease)]:
   Receivables, net                            (1,994,505)    1,677,182    (5,726,094)
   Inventories                                  3,087,532    (7,279,117)   (5,326,301)
   Other current assets                            17,422      (781,505)      253,571
   Accounts payable and accrued liabilities       646,793    (1,787,274)   (4,558,206)
   Other assets                                  (228,794)   (1,480,679)     (437,785)
                                              ------------  ------------   ----------

Net cash  provided by (used in) operating
 activities                                     2,776,448   (10,421,359)   (5,667,747)
                                              ------------  ------------   ----------

Cash flows from investing activities:

   Purchases of plant and equipment, net       (1,399,403)     (638,384)   (1,350,855)
   Proceeds on sale of assets                   3,250,000    19,596,710     1,089,399
   Payment  for   purchase  of  Vinci  de
    Mexico, S.A. de C.V., net of cash acquired        -             -      (3,289,200)
                                              ------------  ------------   ----------
Net cash  provided by (used in) investing
 activities                                     1,850,597    18,958,326    (3,550,656)
                                              ------------  ------------   ----------



                                                  2000          1999           1998
                                              ------------  ------------   ------------

Cash flows from financing activities:

Principal reductions of notes payable                 -     (23,361,167)           -
Proceeds from additions to long-term debt          70,715    17,523,741            -
Proceeds from additions to notes payable        1,023,554           -        8,672,323
Principal reductions of long-term debt         (3,693,022)     (320,471)    (1,672,606)
Debt refinancing costs                           (369,842)          -              -
Purchase of treasury stock                     (2,016,510)     (789,618)           -
Purchase of subsidiary stock                          -      (3,734,668)           -
Other non-current liabilities                     (42,975)     (465,169)        44,044
Employee Stock Purchase Plan                       36,574        63,294         69,345
Exercise of stock options                         168,844       261,095        368,103
                                              ------------  ------------   ------------

Net cash  provided by (used in) financing
 activities                                    (4,822,662)  (10,822,963)     7,481,209
                                              ------------  ------------   ------------

Effect of exchange rate changes on cash          (291,344)      368,128     (1,017,112)
                                              ------------  ------------   ------------

Net decrease in cash and cash equivalents        (486,961)   (1,917,868)    (2,754,306)

Cash and cash  equivalents,  beginning of
 year                                             935,413     2,853,281      5,607,587
                                              ------------  ------------   ------------

Cash and cash equivalents, end of year        $   448,452   $   935,413    $ 2,853,281
                                              ============  ============   ============

Supplemental disclosures:

Cash paid during the year for:
   Interest                                   $ 3,148,398   $ 4,887,426    $ 4,690,538
   Income taxes                                 1,518,291     5,100,663        893,756


      During fiscal 1999, the Company accepted a note receivable of $3,250,000 as partial consideration for the sale of assets of its Graphite and Lubricants division. This note was paid in 2000.
















                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      -------------------------------------------

      Business:
      ---------

      Dixon Ticonderoga Company is a diversified manufacturer and marketer of writing and art products as well as a producer of refractory products. Its largest principal customers are school products distributors, mass merchandisers and industrial manufacturers, although none account for over 5% of revenues.

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

      Principles of consolidation:
      ----------------------------

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

      Translation of foreign currencies:
      ----------------------------------

      In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subsidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of other comprehensive income (loss), except for Mexico for the period January 1, 1997 through December 31, 1998. As of January 1, 1997 Mexico was considered a highly inflationary economy for purposes of applying this statement. Mexico translation gains and losses, therefore, affected results of operations through December 31, 1998. Gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. Total foreign currency exchange gains (losses) included in operating income were approximately $79,000, $127,000 and $(1,798,000) for fiscal years 2000, 1999 and 1998 respectively.

      Cash and cash equivalents:
      --------------------------

      Cash and cash equivalents include investment instruments with a maturity of three months or less at time of purchase.

      Inventories:
      ------------

      Inventories are stated at the lower of cost or market. Certain inventories amounting to $13,813,000 and $16,144,000 at September 30, 2000 and 1999,
      respectively, are stated on the last-in, first-out (LIFO) method of determining inventory costs. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $805,000 and $962,000 higher at September 30, 2000 and 1999, respectively. All other inventories are accounted for using the FIFO method.

      Inventories consist of (in thousands):

                                              September 30,

                                             2000       1999
                                           ---------  ---------

            Raw material                    $12,839    $15,246
            Work in process                   3,656      5,016
            Finished goods                   19,721     19,164
                                           ---------  ---------

                                            $36,216    $39,426
                                           =========  =========


      Property, plant and equipment:
      ------------------------------

      Property, plant and equipment are stated at cost. Depreciation is provided principally on a straight-line basis over the estimated useful lives of the respective assets. The range of estimated useful lives by class of property, plant and equipment are as follows:

            Buildings and improvements             10 - 25 years
            Machinery and equipment                 5 - 15 years
            Furniture and fixtures                  3 -  5 years

      When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in income.


      Impairment of long-lived assets:
      --------------------------------

      Long-lived assets used in the Company's operations, including cost in excess of net assets of businesses acquired, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are the associated current and forecasted undiscounted operating cash flows. Asset impairments in connection with the Company's restructuring programs are identified and measured using the estimated net proceeds from their ultimate sale or abandonment. (See Note 12.) The Company's policy is to record an impairment loss when it is determined it is probable that the carrying amount of the asset exceeds its fair value.

      Stock-based compensation:
      -------------------------

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


      Income taxes:
      -------------

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


(2)   ACCRUED LIABILITIES:
      --------------------

      The major components of accrued liabilities are as follows (in thousands):

                                              September 30,
                                              -------------
                                             2000       1999
                                           ---------  ---------

            Salaries and wages             $  1,462   $  1,603
            Employee benefit plans              449        594
            Income taxes                      1,940      2,540
            Other                             6,206      7,531
                                           ---------  ---------

                                           $ 10,057   $ 12,268
                                           =========  =========


(3)   NOTES PAYABLE:
      --------------

      The Company's Mexico subsidiary has bank lines of credit totaling approximately $14 million, under which $3.6 and $2.6 million of unsecured notes payable were outstanding as of September 30, 2000 and 1999, respectively. The notes bear interest (weighted average interest rate of approximately 11.6% and 9.2% at September 30, 2000 and 1999, respectively) based upon either a floating U.S. bank rate or the rate of certain Mexican government securities and are renewable annually.

(4)   LONG-TERM DEBT:
      ---------------

      Long-term debt consists of the following (in thousands):

                                              September 30,
                                              -------------
                                             2000        1999
                                           ---------  ---------

            Senior Subordinated Notes      $ 16,500   $ 16,500
            Bank notes payable               12,280     14,468
            Bank term loan                    6,125      7,500
            Building mortgage                 2,273      2,398
            Other                               167        173
                                           ---------  ---------
                                             37,345     41,039
            Less current maturities          (7,135)    (1,639)
                                           ---------  ---------

                                           $ 30,210   $ 39,400
                                           =========  =========

      The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. In August 2000, certain financial covenants contained in the underlying loan and security agreements were revised to cure a previous default and to allow the Company to execute its reorganization and consolidation plans, as well as other strategic initiatives. The agreements were also amended to increase the rate of interest by 0.5% and require the payment of certain fees, including an amendment fee of $206,875. The financing agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate (9.5% at September 30, 2000) plus 0.75%, or the prevailing LIBOR rate (approximately 6.6% at September 30, 2000) plus 2.25% through September 2004. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of these borrowings at 8.98% through August 2005.

      The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company has previously executed an interest rate swap agreement that effectively fixes the rate of interest on approximately $1.1 million of the term loan at 8.5% through May 2001.

      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. On January 10, 2001, the agreement was amended to revise one financial ratio requirement for the period ending December 31, 2000. As of September 30, 2000, the Company had approximately $23 million of unused lines of credit available under the revolving credit facility.

      The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. In 1998, the Company canceled a reverse interest rate swap agreement (which had originally converted $10 million of the notes to a floating rate of interest) resulting in a deferred gain of approximately $375,000, which is being recognized over the remaining original term of the notes. In August 2000, the subordinated note agreement was also amended to revise certain financial covenants and cure a previous default, as well as to provide the Company flexibility to execute its strategic initiatives. The interest rate was increased to 13.5% through June 2002 and 12.25% though maturity in 2003. The exercise price of 300,000 warrants held by the noteholders was reduced to $4.28. No value was assigned to the warrants (which expire in 2003) based upon a fair market value determination at the original date of issue. A revaluation of the warrants based on the adjusted exercise price yielded nominal value. The amendment also required payment of a fee of $50,000. The note agreement, as amended, contains provisions that limit dividends and other payments, and require the maintenance of certain financial covenants and ratios.

      In 1996, the Company entered into a mortgage agreement with respect to its corporate headquarters building in Heathrow, Florida. The mortgage (in the original amount of $2.73 million) is for a period of 15 years and bears interest at 8.1%.

      Carrying values of the Senior Subordinated Notes, the bank notes payable and term loan and the building mortgage are reasonable estimates of fair value as interest rates are based on prevailing market rates. The aggregate fair value of the Company's two interest rate swap agreements (discussed above ) is an unrecognized loss of approximately $86,000, representing the net cost to cancel the underlying agreements as of September 30, 2000.

      In 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company in fiscal 2001. This statement requires all derivative instruments to be recognized in the balance sheet as either assets or liabilities at fair value. The Company currently uses cash flow hedges to convert variable rate debt to fixed rate debt and to occasionally hedge certain foreign currencies, but does not expect the prescribed accounting for these instruments to materially affect its financial position or results of operations when adopted.

      Aggregate maturities of long-term debt are as follows (in thousands):


                                 2001          $ 7,135
                                 2002            7,227
                                 2003            7,218
                                 2004           13,979
                                 Thereafter      1,786
                                               --------
                                               $37,345
                                               ========

(5)   INCOME TAXES:
      --------------

      The components of net deferred tax asset recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                    2000           1999
                                                 ------------   ------------
      U.S. current deferred tax assets
         (included in other current assets)          $  831         $  258
      Foreign current deferred tax liability
         (included in accrued liabilities)           (1,434)        (1,343)
      U.S. and foreign, noncurrent deferred tax
         asset (liability) (included in other
         assets and deferred income taxes and
         other, respectively)                         1,486          1,156
                                                 ------------   ------------

         Net deferred tax asset                      $  883         $   71
                                                 ============   ============

      Deferred tax assets:
         Depreciation                                $  257         $   -
         Vacation pay                                    75            135
         Accrued pension                                635            466
         Accrued restructuring and related costs        558            357
         Accrued environmental costs                     49            148
         Installment sale and related expenses          702            434
         Other                                          255            126
         Foreign net operating loss carryforward        511            509
         Valuation allowance                           (511)          (509)
                                                 ------------   ------------

         Total deferred tax asset                     2,531          1,666
                                                 ------------   ------------

      Deferred tax liabilities:
         Inventories                                 (1,128)          (962)
         Depreciation                                    -            (105)
         Property, plant and equipment                 (520)          (528)
                                                 ------------   ------------

         Total deferred tax liability                (1,648)        (1,595)
                                                 ------------   ------------

      Net deferred tax asset                         $  883         $   71
                                                 ============   ============

      It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. Certain undistributed earnings of foreign subsidiaries that are essentially permanent in duration and not expected to reverse in the foreseeable future approximate $24,730,000 as of September 30, 2000. The determination of the unrecognized deferred tax liability for such temporary differences is not practicable.

      At September 30, 2000 and 1999, the Company had valuation allowances against certain deferred tax assets totaling $511,000 and $509,000, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50% probability that the benefit of the assets will be realized in the associated tax returns.

      The provision (benefit) for income taxes is comprised of the following (in thousands):

                                              2000       1999       1998
                                             --------   --------  ---------
              Current:
                 U.S. Federal                $ (553)    $ 3,463    $  (656)
                 State                         (124)        491         41
                 Foreign                        845       1,528        728
                                             --------   --------  ---------
                                                168       5,482       113
                                             --------   --------  ---------
              Deferred:
                 U.S. Federal                  (900)       (929)       916
                 State                           -         (110)        -
                 Foreign                        261         150        533
                                             --------   --------  ---------

                                               (639)       (889)     1,449
                                             --------   --------  ---------
                                             $ (471)    $ 4,593    $ 1,562
                                             ========   ========  =========


      Foreign deferred tax provision is comprised principally of temporary differences related to Mexico asset purchases. U.S. deferred provision in 1998 results primarily from legal expenses deducted on the books in prior years that were deductible for tax purposes that year. The U.S. deferred (benefit) in 2000 and 1999 result primarily from expenses accrued but not yet deductible for taxes.

      The differences between the provision (benefit) for income taxes computed at the U.S. statutory federal income tax rate and the provision (benefit) in the consolidated financial statements are as follows (in thousands):

                                              2000       1999       1998
                                             --------   --------  ---------

              Amount computed using
               statutory rate                $ (405)    $ 3,970   $  1,837

              Foreign income                   (169)        (26)      (557)

              State  taxes,  net of  federal
               benefit                          (82)        252         27

              Permanent differences             254         231        239

              Others                            (69)        166         16
                                             --------   --------  ---------

              Provision (benefit) for
               income taxes                  $ (471)    $ 4,593   $  1,562
                                             ========   ========  =========

      A Revenue Canada examination with respect to its 1994 and 1995 tax years, resulted in an assessment which was paid in fiscal 1999. The Company has agreed with Revenue Canada on an amended assessment and the resultant refund of $540,000 is reflected in the consolidated financial statements as other current assets at September 30, 2000.

(6)   EMPLOYEE BENEFIT PLANS:
      -----------------------

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

      The following tables set forth the plans' funded status (accumulated benefits exceed assets in all plans) and other information for the fiscal years ended September 30, 2000 and 1999 (in thousands):

                                                       September 30,
                                                      2000       1999
                                                    ---------  ---------
         Change in benefit obligation:

         Obligation at beginning of year             $4,275     $4,123

         Service cost                                   180        311

         Interest cost                                  238        235

         Actuarial gain                                (495)       (74)

         Benefit payments                              (311)      (320)
                                                    ---------  ---------

         Obligation at end of year                   $3,887     $4,275
                                                    =========  =========




         Change in market value of plan assets:

         Market value at beginning of year           $2,906     $2,692

         Actual return on plan assets                   219         45

         Employer contributions                         524        489

         Benefit payments                              (311)      (320)
                                                    ---------  ---------

         Market value at end of year                 $3,338     $2,906
                                                    =========  =========

                                                        September 30,
                                                      2000       1999
                                                    ---------  ---------
         Actuarial present value of:

         Accumulated benefit obligation             $(3,887)   $(4,275)
                                                    =========  =========

         Projected benefit obligation               $(3,887)   $(4,275)

         Plan assets at market value                  3,338      2,906
                                                    ---------  ---------

         Projected benefit obligation in excess of
         plan assets                                   (549)    (1,369)

         Unrecognized net gain from past
            experience different from assumptions       334        875

         Unrecognized net obligation being
            recognized over periods from 10 to 16
            years                                       631        730
                                                    ---------  ---------

         Prepaid pension expense                      $ 415      $ 236
                                                    =========  =========

      Net periodic pension costs include the following components (in thousands):

                                                      2000       1999      1998
                                                   ---------  ---------  -------

         Service  costs -  benefits  earned  during
         period                                       $ 180      $ 311    $ 126
         Interest   cost   on   projected   benefit
         obligation                                     237        235      217
         Expected return on plan assets                (214)      (203)    (269)
         Net amortization and deferral                  141        139      190
                                                   ---------  ---------  -------
         Net periodic pension cost                    $ 344      $ 482    $ 264
                                                   =========  =========  =======

      In determining the projected benefit obligation, the weighted average discount rates utilized were 6.4%, 6.7% and 6.3% for the periods ended September 30, 2000, 1999 and 1998, respectively. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5 % to 8.5 % in all years presented above. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

      The Company also maintains a defined-contribution plan (401k) for all non-union domestic employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4 %, as specified in the plan. Charges to operations for these plans for the years ended September 30, 2000, 1999 and 1998 were $610,000, $871,000 and $875,000, respectively.

(7)   SHAREHOLDERS' EQUITY:
      ----------------------

      The Company provides an Employee Stock Purchase Plan under which shares of its common stock can be issued to eligible employees. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10 % of their compensation at the lower of 85 % of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 2000, 1999 and 1998, 10,757, 6,619 and 11,253 shares, respectively, were issued under this plan. At September 30, 2000, there are 81,721 shares available for future purchases under the plan.

      The Company has also granted non-qualified options to key employees, under the 1988 Dixon Ticonderoga Company Executive Stock Plan to purchase shares of its common stock at the market price on the date of grant. Under the 1988 Plan (as amended) options vest 25 % after one year; 25 % after two years; and 50 % after three years, and remain exercisable for a period of five years from the date of vesting. All options expire three months after termination of employment. At September 30, 2000, there were 342,375 options outstanding and no shares available for future grants under the 1988 Plan.

      In addition, the Dixon Ticonderoga Company 1999 Stock Option Plan (the "New Plan") was adopted in fiscal 1999, covering a maximum aggregate 300,000 shares. Under the New Plan, qualified incentive stock options or non-qualified stock options can be granted to employees at the market price on the date of grant and which will vest on the same basis as the 1988 Plan described above. Non-qualified options under the New Plan may also be issued to Company outside directors at the market price on the date of grant and which may vest over varying periods. In 2000, 10,000 non-qualified  options  were  granted  to  employees  and in 1999,  30,000 non-qualified options were granted to outside directors under the New Plan. The granted options vest over a two-year period. At September 30, 2000 there were 262,500 shares available for future grants under the New Plan. The following table summarizes the combined stock options activity for 2000, 1999 and 1998.





                             2000                  1999                 1998
                      --------------------  -------------------  --------------------
                       Number     Option     Number    Option     Number     Option
                      of Shares   Price     of Shares  Price     of Shares   Price
                      --------------------  -------------------  --------------------


   Options outstanding
    at beginning of year                         312     $7.75     18,935      $7.75
                                                                    2,000       6.13
                        41,750     $8.63      44,250      8.63     72,750       8.63
                        48,625      6.75      60,125      6.75     72,750       6.75
                        10,750      7.13      15,250      7.13     15,750       7.13
                       273,000      8.88     317,000      8.88    351,000       8.88
                                              10,000     14.13
                         5,500     12.88      18,500     12.88
                        10,000     11.38
                        40,000     11.00


   Options exercised    (10,000)    6.75     (10,250)     6.75     (9,500)      6.75
                                              (2,000)     7.13       (500)      7.13
                                                (312)     7.75    (18,623)      7.75
                        (11,750)    8.63      (1,750)     8.63    (28,000)      8.63
                                                                   (2,000)      6.13
                                             (19,688)     8.88     (4,250)      8.88
   Options granted                                                 10,000      14.13
                                                                   18,500      12.88
                                              10,000     11.38
                                              40,000     11.00
                        10,000      4.25
   Options expired
    or canceled          (2,500)    4.25
                         (3,000)    8.63        (750)     8.63       (500)      8.63
                         (4,500)    6.75      (1,250)     6.75     (3,125)      6.75
                        (15,000)    8.88     (24,312)     8.88    (29,750)      8.88
                                              (2,500)     7.13
                        (10,000)   11.00
                         (3,000)   12.88     (13,000)    12.88
                                             (10,000)    14.13
                      ----------            ----------           ----------
                         379,875              429,625             465,437
                      ==========            ==========           ==========

      The Company has adopted the disclosure-only provisions of FASB Statement No. 123 and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net income (loss) and earnings (loss) per share would have been as follows if the fair value estimates were used to record compensation expense:

                                         2000           1999          1998
                                     ------------   ------------  ------------
      Net income (loss)              $(1,048,842)   $ 6,476,269   $ 2,990,726
                                     ============   ============  ============

      Earnings (loss) per share:
          Basic                      $      (.33)   $      1.89   $       .88
                                     ============   ============  ============
          Diluted                    $      (.33)   $      1.81   $       .81
                                     ============   ============  ============

      These pro forma amounts were estimated using the Black-Scholes valuation model assuming no dividends, expected volatility of 33%, an average risk-free interest rate of 6.7% and expected lives of approximately six years for all grants. The weighted average fair value estimates of options granted during 2000, 1999 and 1998 was $2.92, $3.67 and $4.45, respectively. The weighted average remaining lives are 5.6, 5.6 and 6.5 years for options granted in 2000, 1999 and 1998, respectively.

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

      In March, 1999, the Company announced a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Under this program, the Company repurchased approximately 337,000 shares at a cost of $2.8 million through March 2000, when the program was terminated.


(8)   SUBSIDIARY STOCK REPURCHASE:
      ----------------------------

      In fiscal 1999, the Company purchased 5,722,760 shares (or 17.2%) of its subsidiary, Grupo Dixon, S.A. de C.V., for approximately $3.7 million, bringing its total ownership in its subsidiary to 97%. The shares were originally issued in 1994, when the Company sold 16,627,760 shares of the subsidiary in an initial public offering on the Mexico Intermediate Market. The Company applied the purchase method of accounting to record these repurchases of subsidiary stock.


(9)   EARNINGS PER COMMON SHARE:
      --------------------------

      Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares [consisting of stock options (Note 7) and stock warrants (Note 4)]. For years ended September 30, 2000, 1999 and 1998, options and warrants to purchase 679,875, 68,500 and 10,000 shares of common stock, respectively, were excluded from the computation of diluted earnings
      (loss) per share as such options and warrants were anti-dilutive.

      Average common shares used in the calculation of earnings (loss) per share are as follows:

              Year                 Basic      Diluted
              ----               ----------  ----------
              2000               3,202,582   3,202,582
              1999               3,420,779   3,581,062
              1998               3,387,202   3,708,026

(10)  ACQUISITION:
      ------------

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


(11)  SALE OF ASSETS:
      ---------------

      On March 2, 1999, the Company completed the sale of its Graphite and Lubricants division for $23.5 million, plus the assumption of certain trade obligations related to the division. Except as provided for in the Asset Purchase Agreement, the Company generally retained all other liabilities of the business through the closing date, including various environmental liabilities. The purchaser paid $20.25 million in cash and executed a five-year subordinated note for the balance of $3.25 million. The note was unsecured with interest payable at 9%, deferred as additional principal until September 2, 2001. This note was prepaid in September, 2000 at its full amount, plus $139,000 in accrued interest. In connection with this sale, the Company retained or accrued additional liabilities approximating $4 million for ongoing maintenance of unsold real estate and environmental expenses, employee severance and benefit costs and other post-closing obligations. The balance of these accrued liabilities remaining at September 30, 2000 was $1,856,000. The Company realized a net pre-tax gain of approximately $9.6 million on the sale.


(12)  RESTRUCTURING AND RELATED COSTS:
      --------------------------------

      In fiscal 1999, the Company provided approximately $1,917,000 in connection with Phase 1 of its Restructuring and Cost Reduction Program, which is intended to improve overall financial performance in the future. The program included manufacturing plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. Approximately 125 employees (principally plant workers) were affected by this phase of the program. In 1999, approximately $213,000 was charged against the restructuring cost and impairment reserves, as set forth below. The carrying amount of property and equipment held for disposal in Phase 1 approximated $3 million with the estimated fair value principally based upon assessments of value made by local realtors or appraisals. Management anticipates disposal of the remaining assets from Phase 1 by January 2001.

      In fiscal 2000, approximately $1,910,000 was charged against the restructuring cost and impairment reserves for finalization of the Phase 1 program (net of $234,000 in credits representing higher than anticipated proceeds from the sale and abandonment of property and equipment identified in the Phase 1 program). As set forth below, the Company incurred approximately $206,000 in net additional charges, principally related to unanticipated employee costs and other costs directly related to the restructuring program which were not eligible for recognition in 1999 and thus expensed as incurred in 2000.

      Also in fiscal 2000, the Company provided approximately $1,435,000 of impairment and restructuring related costs in connection with Phase 2 of its restructuring and Cost Reduction Program, which includes further consolidation of certain U.S. manufacturing processes, the consolidation of it Mexico operations into a new facility and additional personnel reductions in manufacturing, sales, marketing and corporate activities. An additional 170 employees (principally plant workers) are affected by the second phase of the program. The carrying amount of additional property held for disposal under Phase 2 of the program is $1.1 million. Management expects to dispose of this additional property by June 2001.

      The   restructuring   and  impairment   related   charges  and  subsequent
      utilization through fiscal 2000 are summarized below (in thousands):

                                                        Losses from
                                         Employee      impairment, sale
                                        severance      and abandonment
                                        and related      of property
                                          costs         and equipment      Total
                                      --------------  -----------------  ----------
1999 restructuring and impairment
 related charges (Phase 1)                $ 587            $ 1,330        $1,917
Utilized in fiscal 1999                    (199)               (14)         (213)
                                      --------------  -----------------  ----------
Reserve balances at September 30, 1999      388              1,316         1,704
Utilized in fiscal 2000 (Phase 1)          (594)            (1,316)       (1,910)
                                      --------------  -----------------  ----------
                                           (206)               -            (206)
                                      --------------  -----------------  ----------
Additional fiscal 2000 provisions
 (Phase 1)                                  206                -             206
2000 restructuring and impairment
 related charges (Phase 2)                  967                468         1,435
                                      --------------  -----------------  ----------
Total 2000 restructuring and
 impairment related charges               1,173                468         1,641
                                      --------------  -----------------  ----------
                                            967                468         1,435

Utilized in fiscal 2000 (Phase 2)          (161)              (156)         (317)
                                      --------------  -----------------  ----------

Reserve balances at September 30, 2000    $ 806            $   312        $1,118
                                      ==============  =================  ==========


(13)  LINE OF BUSINESS REPORTING:
      ---------------------------

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

      The Company has two principal business segments -- its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of September 30, 2000, 1999 and 1998, and for the years then ended (in thousands).

                                      Consumer    Industrial    Total
                                        Group       Group      Company
                                      ----------  ----------  ----------
      Net revenues:

      2000                            $ 91,691     $11,188    $ 102,879
      1999                              97,372      17,317      114,689
      1998                              99,874      24,848      124,722

                                      Consumer    Industrial    Total
                                        Group       Group      Company
                                      ----------  ----------  ----------
      Income before interest, taxes
       and minority interest:
      2000                             $ 5,648     $   358     $ 6,006
      1999                               8,815      10,332      19,147
      1998                              10,279       2,859      13,138



   A reconciliation  of income before interest,  taxes and minority  interest to net income follows (in thousands):
                                                       2000
                                   ---------------------------------------------
                                   Consumer   Industrial                Total
                                    Group       Group     Corporate    Company
                                   ---------  ----------  ----------  ----------
   Income (loss) before interest
     taxes and minority interest    $ 5,648     $  358     $ (2,981)   $ 3,025

   Interest expense                  (3,245)      (417)        (608)    (4,270)

   Income tax (expense) benefit        (475)        15          931        471

   Minority interest                    (24)        -            -         (24)
                                   ---------  ----------  ----------  ----------

   Net income (loss)                $ 1,904     $  (44)    $ (2,658)   $  (798)
                                   =========  ==========  ==========  ==========

                                                       1999
                                   ---------------------------------------------
                                   Consumer   Industrial                Total
                                    Group       Group     Corporate    Company
                                   ---------  ----------  ----------  ----------
   Income (loss) before interest
     taxes and minority interest    $ 8,815     $10,332   ($2,699)     $16,448

   Interest expense                  (3,528)       (430)     (813)      (4,771)

   Income tax (expense) benefit      (2,112)     (3,845)    1,364       (4,593)

   Minority interest                   (402)         -         -          (402)
                                   ---------  ----------  ----------  ----------

   Net income (loss)                $ 2,773     $ 6,057   ($2,148)     $ 6,682
                                   =========  ==========  ==========  ==========

                                                       1998
                                   ---------------------------------------------
                                   Consumer   Industrial                Total
                                    Group       Group     Corporate    Company
                                   ---------  ----------  ----------  ----------
   Income (loss) before interest
     taxes and minority interest    $10,279     $ 2,859   ($3,063)     $10,075

   Interest expense                  (3,181)     (1,085)     (406)      (4,672)

   Income tax (expense) benefit      (2,199)       (667)    1,304       (1,562)

   Minority interest                   (705)         -         -          (705)
                                   ---------  ----------  ----------  ----------

   Net income (loss)                $ 4,194     $ 1,107   ($2,165)     $ 3,136
                                   =========  ==========  ==========  ==========

      Operating profit of the Consumer Group in 2000 and 1999 includes charges for restructuring and related costs of $1,641 and $1,917, respectively, and the Industrial Group includes the gain on sale of the Graphite and Lubricants division of $9,636 in 1999. Certain corporate expenses have been allocated based upon respective segment sales. Interest expense (where not specifically identified) has been allocated based upon identifiable assets by segment. Income taxes are determined based upon the respective effective tax rates.


                             Consumer   Industrial                Total
                              Group       Group     Corporate    Company
                            ---------  ----------  ----------  ----------
       Identifiable
        assets:
         2000               $ 74,093    $  5,134     $  7,491     $ 86,718
         1999                 75,609       5,978       11,301       92,888
         1998                 71,152      15,622        5,856       92,630

       Depreciation and
        amortization:
         2000               $  1,644    $    295     $    582     $  2,521
         1999                  1,485         392          730        2,607
         1998                  1,722         532          680        2,934

       Expenditures
        for plant and
        equipment:
         2000               $  1,585    $     68     $    333     $  1,986
         1999                    802         150           58        1,010
         1998                    853         502          148        1,503


                                            Operating          Identifiable
                             Revenues      Profit (Loss)          Assets
                            ------------  --------------     ----------------
      Foreign operations:
       2000:
          Canada            $  9,515        $   620             $  6,741
          Mexico              23,943          2,664               27,910
          United Kingdom       1,124            (16)                 616

       1999:
          Canada            $  8,943        $   557             $  5,784
          Mexico              22,127          4,890               22,921
          United Kingdom       1,080            (13)                 633

       1998:
          Canada            $  8,537        $   892             $  6,712
          Mexico              20,925          4,455               17,803
          United Kingdom       1,056             (4)                 789

(14)  COMMITMENTS AND CONTINGENCIES:
      ------------------------------

      Under an agreement with Warner Bros. Consumer Products, the Company manufactures and markets in the U.S. and Canada a complete line of products featuring the famous Looney Tunes(R) and Scooby-Doo(R) characters. Under the terms of the agreement, as amended, the Company is obligated to pay a total of $1 million through December 2000, for the right to market and sell all types of pencils, pens, crayons, chalks, markers, paints, art kits and related items. Through September 30, 2000, the Company has paid $931,000 ($881,000 earned by Warner Bros.) through September 30, 2000.

      The Company has entered into employment agreements with three executives which provide for the continuation of salary (currently aggregating $48,000 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter. The Company has also entered into various agreements with nine additional employees which provide for continuation of salaries (averaging $8,500 each per month) for periods up to 24 months under certain circumstances.

      The  Company   leases  a  distribution   center  in  Macon,   Georgia  for
      approximately $365,000 per year and in November 2000 opened a leased manufacturing and distribution facility in Mexico at an initial annual rental of $792,000 per year. The Company also leases certain manufacturing equipment under a new five-year noncancelable operating lease arrangement. The rental expense under this lease was $262,000 in 2000. Annual future minimum rental payments are approximately $372,000 per year through 2004 and $93,000 in 2005. Rental expense under a previous equipment lease was $417,000 in 1999 and 1998.

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

      The Company, in the normal course of business, is party in certain litigation. In 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. All subsequent appeals were denied and as a result of the judgment, the Company paid $3.6 million in 1998 to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and in fiscal 2000 the Company reached settlements with its various insurers for reimbursement of legal costs in the amount of $653,000 (reflected as a reduction in selling and administrative expenses). In 1999, a pending malpractice suit was dismissed and the Company has appealed the decision.

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

      The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $145,000 as of September 30, 2000), the resolution of these matters will not materially affect the Company's future results of operations or financial position.


(15)  SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      ------------------------------------------------------
      (In Thousands, Except Per Share Data):
      --------------------------------------

                2000:               First      Second      Third       Fourth
                -----             ----------  ---------   ---------   ---------

       Revenues                     $19,625    $22,392     $33,390     $27,472
       Operating income (loss)       (1,358)       612       3,489         282
       Income (loss) before taxes
          and minority interest      (2,291)      (377)      2,320        (897)
       Minority interest                 15        (27)        (44)        (31)
       Net income (loss)             (1,500)      (247)      1,516        (567)
       Earnings (loss) per share:(a)
          Basic                        (.45)      (.08)        .48        (.18)
          Diluted                      (.45)      (.08)        .48        (.18)


                1999:               First      Second      Third       Fourth
                -----             ----------  ---------   ---------   ---------

       Revenues                     $22,807    $24,916     $36,916     $30,050
       Operating income                 110      9,180       4,841       2,317
       Income (loss) before taxes
          and minority interest        (999)     7,937       3,474       1,265
       Minority interest                 35       (193)       (189)        (55)
       Net income (loss)               (600)     4,331       2,126         825
       Earnings (loss) per share:(a)
          Basic                        (.17)      1.26         .63         .24
          Diluted                      (.17)      1.20         .59         .23


(a) Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED SEPTEMBER 30, 2000, 1999 and 1998

                      Balance at   Additions    Additions to         Balance
                      Beginning    Charged      (Deductions          at Close
   Description        Of Period    to Income    From) Reserves      of Period
-------------------  ------------ ----------   ---------------    --------------

Allowance for Doubtful Accounts:
--------------------------------

Year Ended
 September 30, 2000   $1,428,541   $  218,795    $ (228,428) (2)    $ 1,418,908
                      ==========   ==========    ==========         ===========

Year Ended
 September 30, 1999   $1,369,815   $  191,356    $ (132,630) (2)    $ 1,428,541
                      ==========   ==========    ==========         ===========

Year Ended                                       $  616,205  (1)
 September 30, 1998   $1,004,537   $  105,126    $ (356,053) (2)    $ 1,369,815
                      ==========   ==========    ==========         ===========

(1) Additions to reserve of Mexico subsidiary from acquisition of Vinci de Mexico, S.A. de C.V., and other adjustments.
(2) Write-off of accounts considered to be uncollectible (net of recoveries).

                    CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   Shareholders and Board of Directors of
   Dixon Ticonderoga Company


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-20054, 33-23380 and 333-22205) and on Form S-2 (File No. 333-22119) of Dixon Ticonderoga Company of our report, dated December 6, 2000, except as to Note 4, for which the date is January 10, 2001, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.





   PricewaterhouseCoopers LLP
   Tampa, Florida
   January 12, 2001

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL  DISCLOSURES
         ----------------------

         None.

                                    PART III


ITEM 10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY
         -----------------------------------------------------

Certain information required under this Item with respect to Directors and Executive Officers will be contained in the Company's 2000 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

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

             Name                Age                     Title
             ----                ---                     -----

Gino N. Pala                      72    Chairman  of the  Board  since  February
(Father-in-law of Richard F.            1989;   President  and  Chief  Executive
Joyce)                                  Officer or  Co-Chief  Executive  Officer
                                        since 1978.

Richard F. Joyce                  45    Vice   Chairman   of  the  Board   since
(Son-in-law of Gino N. Pala)            January  1990;  President  and  Co-Chief
                                        Executive   Officer  since  March  1999;
                                        prior   thereto   President   and  Chief
                                        Operating Officer, Consumer Group, since
                                        March,1996; Executive Vice President and
                                        Chief  Legal  Executive  since  February
                                        1991; Corporate Counsel since July 1990.

Richard A. Asta                   44    Executive  Vice President of Finance and
                                        Chief  Financial  Officer since February
                                        1991;    prior   thereto   Senior   Vice
                                        President - Finance and Chief  Financial
                                        Officer since March 1990; and Director since May 1999.

Leonard D. Dahlberg, Jr.          49    Executive Vice President of operations
                                        since  August   2000:   Executive   Vice
                                        President  of  Procurement  since  April
                                        1999;  prior  there  to  Executive  Vice
                                        President, Industrial Group, since March
                                        1996;   Executive   Vice   President  of
                                        Manufacturing/Consumer Products division since August 1995; Senior Vice President of Manufacturing since February 1993;
                                        Vice  President of  Manufacturing  since
                                        March 1990.

John Adornetto                    59    Vice President and Corporate  Controller
                                        since   January   1991;   prior  thereto
                                        Corporate   Controller  since  September
                                        1978.

Diego Cespedes Creixell           42    President,  Grupo  Dixon  S.A.  de C.V.,
                                        since August 1996 and Director since May
                                        2000.

ITEM 11.  EXECUTIVE  COMPENSATION
          -----------------------

      Information required under this Item will be contained in the Company's 2000 Proxy Statement which is incorporated herein by reference.


ITEM 12. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
         ---------------------------------------------------------------------

      Information required under this Item will be contained in the Company's 2000 Proxy Statement which is incorporated herein by reference.


ITEM 13. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
         --------------------------------------------------
      Information required under this Item will be contained in the Company's 2000 Proxy Statement which is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT  SCHEDULE,  AND  REPORTS  ON  FORM 8-K
            --------------------------------------------------------------------

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

            (10) f.  Product   Purchase   Agreement   between   Carborundum
                     Corporation and New Castle Refractories Company, a division of Dixon Ticonderoga Company. 1

            (10) g.  Second  Modification  of Amended and Restated  Revolving
                     Credit Loan and Security Agreement by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, First National Bank of Boston and National Bank of Canada. 5

            (10) h. Third Modification of Amended and Restated Revolving Credit Loan and Security Agreement, Amendment to Loan Documents and Assignment by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, BankBoston, N.A., National Bank of Canada and LaSalle Bank. 7

            (10) i. First Modification of Amended and Restated Term Loan Agreement and Assignment by and among Dixon Ticonderoga Company, Dixon Ticonderoga, Inc., First Union Commercial Corporation, BankBoston, N.A., National Bank of Canada and LaSalle Bank. 7

            (10) j. Amendment No. 1 to 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement.7

            (10) k. Fourth Modification of Amended and Restated Revolving Credit Loan and Security Agreement.

            (10) l. Second Modification of Amended and Restated Term Loan Agreement.

            (10) m.  Amendment No. 2 to Note and Warrant Purchase Agreement.

            (21)     Subsidiaries of the Company

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

7 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, file number 0-2615 filed in Washington, D.C.

(b)     Reports on Form 8-K:
        -------------------

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




        /s/  Gino N. Pala
        ----------------------------
        Gino N. Pala                Chairman of Board, Co-Chief
                                    Executive Officer and Director
                                    Date: January 12, 2001
        /s/  Richard F. Joyce
        ----------------------------
        Richard F. Joyce            Vice Chairman of Board,
                                    Co-Chief Executive Officer,
                                    President and Director
                                    Date: January 12, 2001
        /s/  Richard A. Asta
        ----------------------------
        Richard A. Asta             Executive Vice President of
                                    Finance, Chief Financial
                                    Officer and Director
                                    Date: January 12, 2001
        /s/  Diego Cespedes Creixell
        ----------------------------
        Diego Cespedes Creixell     President, Grupo Dixon S.A. de
                                    C.V., and Director
                                    Date: January 12, 2001
        /s/  Harvey L. Massey
        ----------------------------
        Harvey L. Massey            Director
                                    Date: January 12, 2001
        /s/  Philip M. Shasteen
        ----------------------------
        Philip M. Shasteen          Director
                                    Date: January 12, 2001
        /s/  Ben Berzin, Jr.
        ----------------------------
        Ben Berzin, Jr.             Director
                                    Date: January 12, 2001
        /s/  Kent Kramer
        ----------------------------
        Kent Kramer                 Director
                                    Date: January 12, 2001
        /s/  John Ritenour
        ----------------------------
        John Ritenour               Director
                                    Date: January 12, 2001

                                                                  Exhibit (10) k

                   FOURTH MODIFICATION OF AMENDED AND RESTATED
                  REVOLVING CREDIT LOAN AND SECURITY AGREEMENT
                  ============================================

            THIS FOURTH MODIFICATION dated as of August 4, 2000 (this "Fourth Modification") of Amended and Restated Revolving Credit Loan and Security Agreement dated as of July 10, 1996, as amended by, among other things, the First Modification of Amended and Restated Revolving Credit Loan and Security Agreement dated as of September 26, 1996, the Second Modification of Amended and Restated Revolving Credit Loan and Security Agreement dated as of May 19, 1998, and the Third Modification of Amended and Restated Revolving Credit Loan and Security Agreement, Amendment to Loan Documents and Assignment dated as of September 30, 1999 (the "Credit Agreement"), among Dixon Ticonderoga Company ("Dixon Ticonderoga") and Dixon Ticonderoga, Inc. ("DT Canada"), as Borrowers (collectively, the "Borrowers"), the lenders named therein (the "Lenders") and First Union Commercial Corporation, as Agent (in such capacity, the "Agent").

                                   W I T N E S S E T H :
                                   - - - - - - - - - -

            WHEREAS, pursuant to the Credit Agreement, the Lenders have made Loans and other extensions of credit to the Borrowers which remain outstanding;

            WHEREAS, the Borrowers have requested that the Agent and the Lenders, and the Agent and the Lenders are willing to, amend certain covenants contained in the Credit Agreement, but only on the terms and conditions set forth herein;

            NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

                                    ARTICLE I
                                   DEFINITIONS

            Section  1.1  Defined  Terms.   Unless  otherwise   defined  herein,
capitalized  terms  used  herein  have  the  meanings  assigned  in  the  Credit
Agreement.

                                   ARTICLE II
                                   AMENDMENTS

            Section 2.1. Amendment to Section 1.1 (Defined Terms). Section 1.1 of the Credit Agreement is hereby amended by (a) deleting in their entirety the following definitions: "Adjusted LIBOR Rate", "Adjusted Prime Rate", "Applicable Percentage" and "Subordinated Debt" and (b) adding the following new definitions in the alphabetically appropriate places:

            "Adjusted LIBOR Rate" means the LIBOR Rate plus 2.25% per annum.

            "Adjusted Prime Rate" means the Prime Rate plus 0.75% per annum.

            "Consolidated Interest and Dividend Coverage Ratio" means for any Reference Period, the ratio of (a) EBITDA for such Reference Period to (b) the sum of (i) Consolidated Interest Expense for such Reference Period, plus (ii) capitalized interest for such Reference Period, plus (iii) all cash dividends accrued or paid on capital stock of the Borrower during such Reference Period.

            "Consolidated Interest Expense" means for any Reference Period, Interest Expense of the Borrower and its consolidated Subsidiaries for such Reference Period.

            "Consolidated Net Income" means for any Reference Period, (a) the net income (or deficit) of the Borrower and its Subsidiaries for such period (taken as a cumulative whole), after deducting all operating expenses, provisions for all taxes and reserves and all other proper deductions, all determined in accordance with GAAP, less (b) the net income (or deficit) of any Subsidiary that is less than wholly-owned (other than Dixon-Mexico).

            "Dixon-Mexico Financing" shall have the meaning assigned to such term in section 8.4.

            "Fixed Charges" means, for any period, (a) the aggregate of (i) Borrower's interest expense, (ii) non-financed Capital Expenditures, including those made with proceeds from the Revolving Credit Loans and not subsequently refinanced within the applicable period (including, to the extent not otherwise included in Fixed Charges, payments under Capital Leases), (iii) scheduled payments of principal on all Indebtedness for borrowed money during such period; provided, however, that for each period ending on or after June 30, 2001, such scheduled payments of principal shall be calculated for the twelve month period immediately succeeding such period, and (iv) payments of all taxes on or measured by income, all determined in accordance with GAAP, less (b) the then-current amount of the Subordinated Debt Reserve, less (c) the amount of the Minimum Availability Reserve (as defined in Exhibit A to the Credit Agreement).

            "Fourth Modification" means the Fourth Modification of Amended and Restated Revolving Credit Loan and Security Agreement, dated as of August 4, 2000.

            "Fourth Modification Effective Date" means the first date on which the conditions precedent specified in Article III of the Fourth Modification shall have been satisfied or the satisfaction thereof shall have been waived in accordance with the terms hereof.

            "Interest Expense" means as applied to any Person with reference to any period, interest expense of such Person for such period, including amortization of debt discount and expense and imputed interest on Capital Lease Obligations properly chargeable to income during such period in accordance GAAP; provided, however, Interest Expense shall not include any expense chargeable to income resulting from a reduction of the exercise price of the Common Stock Purchase Warrants dated September 29, 1998 to purchase a total of 300,000 shares of the Borrower's common stock.

            "Reference  Period" means as of any date of determination,  the four
      (4) consecutive full fiscal quarters ended most recently prior to such date.

            "Subordinated Debt" means the Amended Senior Subordinated Notes Due September 26, 2003 of DTC payable to each of The Equitable Life Assurance Society of the United States, John Hancock Life Insurance Company and Signature 1A (Cayman), Ltd.

            "Subordinated Debt Reserve" shall have the meaning assigned to such term in Exhibit A.

            Section 2.2. Amendment to Section 2.7 (Unused Line Fee). Section 2.7 is hereby amended by (a) inserting "(a)" after the phrase "an unused line fee equal to" and (b) inserting the following phrase immediately prior to the period at the end of the section: " and (b) an amount equal to $10,000 per month which shall be due and payable on the first Business Day of each month beginning January 2001 through and including December 2003".

            Section 2.3. Amendment to Section 2 (The Loans; Interest; Fees; and Proceeds of the Loans). (a) The following new Section 2.16 is hereby added after
Section 2.15:

            "2.16 Prepayments; Commitment Reductions. (a) If the Borrower sells, transfers or otherwise disposes of any Inventory pursuant to Section 8.4(b), (i) the Borrowing Base Certificate then in effect shall be deemed to be reduced by an amount equal to the dollar amount assigned to such Inventory in said Borrowing Base Certificate, after giving effect to the eligibility standards set forth in the definition of Eligible Inventory and the advance rates therefor set forth in Exhibit A, and (ii) the Borrower shall, simultaneously in connection with such sale, transfer or other disposition, prepay Revolving Credit Loans in an aggregate amount equal to the dollar amount assigned to such Inventory in the Borrowing Base Certificate then in effect. Concurrently with any prepayment made pursuant to clause (ii) above, the Revolving Credit Commitment shall be permanently reduced by an amount equal to the amount of such prepayment.

            (b) If the Borrower sells, transfers or otherwise disposes of any Equipment pursuant to Section 8.4(b), the Borrower shall, simultaneously in connection with such sale, transfer or other disposition, prepay the Term Loan in an amount equal to the greater of (i) 80% of the orderly liquidation value of such Equipment, as determined by the appraisal performed in June 1999 by Collateral Evaluation Associates in connection with the execution and delivery of this Agreement and the Term Loan Agreement, or (ii) 100% of the net book value of such Equipment as shown on the Borrower's most recent balance sheet delivered to the Agent and the Lenders. Notwithstanding the forgoing, the Borrower shall have prepaid the Term Loan (x) on or before December 31, 2001 in an amount equal to at least $1,360,000 relating to the sale, transfer or other disposition of assets located at the Borrower's Versailles, Missouri facility and (y) on March 31, 2003 in an amount equal to $560,000 relating to the sale, transfer or other disposition of assets located at the Borrower's Sandusky, Ohio facility; it being understood that to the extent the Borrower sells, transfers or otherwise disposes (A) Equipment located at the Versailles facility after December 31, 2001 and has made the prepayment pursuant to clause (x) above or (B) Equipment located at the Sandusky facility after March 31, 2003 and has made the prepayment pursuant to clause (y) above, then the Borrower shall not be required to prepay the Term Loan pursuant to the first sentence hereof with respect to Equipment thereafter sold, transferred or otherwise disposed at such facility. Each prepayment of the Term Loan pursuant to this section 2.16(b) shall be applied to the installments of such Term Loan in the inverse order of the scheduled maturities of such installments.".

            Section 2.4 Amendment to Section 7 (Affirmative Covenants). The following new Section 7.14 is hereby added after Section 7.13:

            "7.14 Dixon-Mexico Certifications.  The Borrower shall, on or before the last day of each fiscal quarter, deliver to the Agent and the Lenders a certificate, in form and substance satisfactory to the Agent and the Lenders, from the chief financial or accounting officer of the Borrower, certifying to the Lenders that (i) no defaults or events of default shall have occurred and be continuing with respect to the Dixon-Mexico Financing, (ii) Dixon-Mexico has not received a notice of termination, non-extension or similar notice with respect to the Dixon-Mexico Financing and (iii) there shall exist no limitation, direct or indirect, on the ability of Dixon-Mexico to (A) declare or pay any dividend on, or make any payment on account of, its capital stock or (B) make any payment on account of any intercompany loan or obligation.".

            Section  2.5.  Amendment  of Section  8.4  (Disposition  of Assets).
Section 8.4 of the Credit Agreement is hereby amended by deleting said section in its entirety and inserting in lieu thereof the following:

      "Sell, lease, transfer, convey or otherwise dispose of any of its assets or property except for (a) sales of Inventory in the ordinary course of business, (b) sales, transfers or other dispositions to Dixon-Mexico of Inventory and Equipment in the amounts and from the locations set forth on

      Exhibit R, (c) sales of Equipment during any twelve (12) month period with an aggregate value of less than $100,000; provided, however, that no later than three (3) Business Days prior to any sale, transfer or other disposition pursuant to clause (b) above, the Borrower shall deliver to the Agent and the Lenders a certificate, in form and substance satisfactory to the Agent and the Lenders, from the chief financial or accounting officer of the Borrower, certifying to the Lenders that Dixon-Mexico has obtained committed financing from a financial institution satisfactory to the Agent and the Lenders in an amount sufficient to accommodate projected borrowings under the "7-up Case" referred to in the Projections dated May 16, 2000 and delivered to the Agent and the Lenders but in no event in an aggregate amount less than the U.S. equivalent of Fourteen Million U.S. Dollars ($14,000,000) (the "Dixon-Mexico Financing")."

            Section 2.6 Amendment to Section 8.7 (Restrictions on Dividends and Other Payments). Section 8.7 of the Credit Agreement is hereby amended by deleting the first proviso in said section.

            Section 2.7.  Amendment to Section 8.10  (Leverage  Ratio).  Section
8.10 of the Credit Agreement is hereby amended by deleting said section in its entirety and inserting in lieu thereof the following:

      "Permit the Leverage Ratio to be greater than the ratio shown below for fiscal quarters ended during the period corresponding thereto:

                     Dates                                Ratio


      March 31, 2000 through June 30, 2000             7.35 to 1.0
      July 1, 2000 through September 30, 2000          5.80 to 1.0
      October 1, 2000 through December 31, 2000        5.00 to 1.0
      January 1, 2001 through March 31, 2001           5.50 to 1.0
      April 1, 2001 through June 30, 2001              5.40 to 1.0
      July 1, 2001 through  September  30, 2001        4.40 to 1.0
      October 1, 2001 through March 31, 2002           3.80 to 1.0
      April 1, 2002 through June 30, 2002              4.40 to 1.0
      July 1, 2002 through September 30, 2002          3.60 to 1.0
      October 1, 2002 through March 31, 2003           3.00 to 1.0
      April 1, 2003 through June 30, 2003              3.60 to 1.0
      July 1, 2003 and thereafter                     3.00 to 1.0".

            Section 2.8. Amendment to Section 8.11 (Fixed Charge Coverage Ratio). Section 8.11 of the Credit Agreement is hereby amended by deleting said section in its entirety and inserting in lieu thereof the following:

      "Permit the Fixed Charge Coverage Ratio to be less than the ratio shown below for fiscal quarters ended during the period corresponding thereto:

                     Dates                              Ratio

      June 30, 2000 through March 31, 2001           1.20 to 1.0
      April 1, 2001 through June 30, 2001            1.15 to 1.0
      July 1, 2001 through September 30, 2001        1.05 to 1.0
      October 1, 2001 through March 31, 2002         1.10 to 1.0
      April 1, 2002 through June 30, 2002            1.20 to 1.0
      July 1, 2002 through March 31, 2003            1.00 to 1.0
      April 1, 2003 through June 30, 2003            1.20 to 1.0
      July 1, 2003 through March 31, 2004            1.00 to 1.0
      April 1, 2004 and thereafter                   1.20 to 1.0".

            Section 2.9. Amendment to Section 8.18 (Capital Expenditure Limitation). Section 8.18 of the Credit Agreement is hereby amended by inserting the following proviso prior to the period at the end thereof: "; provided, however, in no event shall the aggregate amount of Capital Expenditures exceed Three Million U.S. Dollars ($3,000,000) in any fiscal year".

            Section  2.10.  Amendment to Section 8.21 (Funded Debt  Limitation).
Section 8.21 of the Credit Agreement is hereby amended by deleting the reference to "$3,000,000" and inserting in lieu thereof a reference to "$15,000,000".

            Section 2.11. Amendment to Section 8 (Negative Covenants). The following new Section 8.31 is hereby added to the end of Section 8:

            "8.31 Interest and Dividend Coverage Ratio. Permit the Consolidated Interest and Dividend Coverage Ratio to be less than the ratio shown below for fiscal quarters ended during the period corresponding thereto:

                   Dates                                Ratio

      June 30, 2000 through June 30, 2001            1.60 to 1.0
      July 1, 2001 through June 30, 2002             1.90 to 1.0
      July 1, 2002 and thereafter                    2.30 to 1.0".

            Section 2.12. Amendment to Exhibit A (Borrowing  Base/Availability).

            (a) Exhibit A to the Credit Agreement is hereby amended by inserting the following at the end of Section I thereto:

      "The Agent hereby establishes a reserve against the Borrowing Base in an amount equal to Two Million U.S. Dollars ($2,000,000) which reserve shall be in effect during the term of the Agreement (the "Minimum Availability Reserve").

      Until such time as the Subordinated Debt shall have been paid in full and completely discharged, in addition to the reserve established pursuant to the forgoing paragraph, the Agent hereby establishes an additional reserve against the Borrowing Base (the "Subordinated Debt Reserve"). The Subordinated Debt Reserve shall be maintained in the amounts shown below during the period corresponding thereto:

                     Dates                                Reserve

      December 31, 2000 through June 29, 2001            $2,000,000
      June 30, 2001 through August 30,  2001             $5,000,000
      August 31, 2001 through September 29, 2001         $5,500,000
      September 30, 2001 through June 29, 2002           $4,000,000
      June 30, 2002 through August 30, 2002              $4,500,000
      August 31, 2002 through September 29, 2002         $5,000,000
      September 30, 2002 through June 29, 2003           $2,000,000
      June 30, 2003 through August 30, 2003              $4,500,000
      August 31, 2003 through September 29, 2003         $5,500,000

      So long as no Default or Event of Default shall have occurred or be continuing, and no Default or Event of Default shall exist after giving effect to the payment by the Borrower of any amount owing under the Subordinated Debt, the Subordinated Debt Reserve for any period set forth above may, in the absolute and sole discretion of the Agent and the Lenders, be reduced on the date of each payment made by the Borrower on the Subordinated Debt by an amount equal to the amount of the payment so made; provided that on the first day of any succeeding period set forth above, the Agent shall again establish a reserve for such period in the amount set forth above.".

            (b) Exhibit A to the Credit Agreement is hereby further amended by deleting clause (i) in Paragraph I in its entirety and inserting in lieu thereof the following: "(i) against Eligible Inventory, the sublimit is initially Twenty Million U.S. Dollars ($20,000,000) and shall be reduced in conjunction with the sale, transfer or other disposition of Inventory pursuant to Section 8.4(b) of the Credit Agreement by an amount equal to 57% of the dollar amount assigned to such Inventory in the Borrowing Base Certificate then in effect, and".

            Section 2.13 Amendment to the Credit Agreement. The Credit Agreement is hereby amended by inserting a new Exhibit R in the form of Exhibit A attached hereto.

                                   ARTICLE III
                                 EFFECTIVE DATE

            This Fourth Modification shall become effective as of the date hereof but only upon (a) receipt by the Agent of counterparts of this Fourth Modification, duly executed and delivered by the Borrowers, the other Loan Parties, the Agent and the Lenders, (b) receipt by the Agent of the Second Modification, dated as of the date hereof, to the Term Loan Agreement, duly executed and delivered by the Borrowers, the other Loan Parties, the Agent and the Lenders, (c) receipt by the Agent of a true and correct copy of the Amendment No. 2, dated as of the date hereof, to the Note and Warrant Purchase Agreement, dated as of September 26, 1996, as amended (the "Note Purchase Agreement") entered into by and among the Borrowers and the Subordinated Lenders, which amendment shall be in form and substance satisfactory to the Agent and the Lenders, (d) receipt by the Agent of that portion of the Amendment Fee (as defined below) due on the Fourth Modification Effective Date and (e) receipt by the Agent or its designee of payment in full in cash of the invoiced and unpaid fees and expenses of the Agent's professionals.

                                   ARTICLE IV
                                  MISCELLANEOUS

            Section 4.1 Continuing Effect of the Credit Agreement. The Borrowers and the other Loan Parties, the Agent and the Lenders hereby acknowledge and agree that the Credit Agreement shall continue to be and shall remain unchanged (except as expressly amended herein) and shall be in full force and effect in accordance with its terms.

            Section 4.2 No Waiver; Other Defaults or Events of Default. Nothing contained in this Fourth Modification shall be construed or interpreted or is intended as a waiver of any rights, powers, privileges or remedies that the Agent or the Lenders have or may have under the Credit Agreement or any other Loan Document.

            Section 4.3 Representations and Warranties. The Borrowers hereby represent and warrant as of the date hereof that, after giving effect to this Fourth Modification, (a) no Default or Event of Default has occurred and is continuing and (b) all representations and warranties of the Borrowers contained in the Loan Documents (with such term being deemed to include this Fourth Modification) are true and correct in all material respects with the same effect as if made on and as of such date.

            Section 4.4 Payment of Fees and Expenses. (a) The Borrowers agree to pay to the Agent, for the account of each Lender who executes this Amendment on a pro rata basis, a fee in an amount equal to $206,875 (the "Amendment Fee"). The Amendment Fee shall be deemed to be earned on the Fourth Modification Effective Date and shall be payable as follows: (i) 1/3 on the Fourth Modification Effective Date, (ii) 1/3 on September 30, 2000 and (iii) 1/3 on December 31, 2000.

            (b) The Borrowers agree to pay or reimburse the Agent on demand for all its reasonable out-of-pocket costs and expenses incurred in connection with the preparation and execution of this Fourth Modification, including, without limitation, the reasonable fees and disbursements of counsel to the Agent.

            Section 4.5 Counterparts. This Fourth Modification may be executed by the parties hereto in any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

            Section 4.6 GOVERNING LAW. THIS FOURTH MODIFICATION AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES UNDER THIS FOURTH MODIFICATION SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

            Section 4.7 Consent of Loan Parties. Each Loan Party hereby (i) consents to the transactions contemplated hereby and (ii) acknowledges and agrees that the Credit Agreement and the Guarantees (and all collateral security therefor) are, and shall remain, in full force and effect after giving effect to this Fourth Modification and all other prior modifications to the Credit Agreement.

            IN WITNESS WHEREOF, the parties hereto have caused this Fourth Modification to be duly executed and delivered by their proper and duly authorized officers as of the date first above written.


                            DIXON TICONDEROGA COMPANY


                             By:    /s/ Richard A. Asta
                             Title: Treasurer


                            DIXON TICONDEROGA INC.

                             By:    /s/ Richard A. Asta
                             Title: Treasurer


                             FIRST UNION COMMERCIAL CORPORATION, as Agent and a Lender


                             By:    /s/ Scott Goldstein
                             Title: Vice President


                             FLEET CAPITAL CORPORATION, as a Lender


                             By:    /s/ Christopher Nairne
                             Title: Assistant Vice President


                             LASALLE BANK, NATIONAL ASSOCIATION, as a Lender


                             By: /s/ Roger N. Arsham
                             Title: Vice President

ACKNOWLEDGED AND AGREED


DIXON EUROPE, LIMITED


By:       /s/ Richard A. Asta
Title:   Secretary


GRUPO DIXON, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


VINCI de MEXICO, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


VINCI MANUFACTURA, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


COMERCIALIZADORA DIXON, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


SERVIDIX, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:

DIXON INDUSTRIAL MEXICO, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


DIXON TICONDEROGA de MEXICO, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:

                                                                  Exhibit (10) l

                   SECOND MODIFICATION OF AMENDED AND RESTATED
                               TERM LOAN AGREEMENT

            THIS SECOND MODIFICATION dated as of August 4, 2000 (this "Second Modification") of Amended and Restated Term Loan Agreement dated as of July 10, 1996, as amended by the First Modification of Amended and Restated Term Loan Agreement and Assignment dated as of September 30, 1999 (the "Credit Agreement"), among Dixon Ticonderoga Company ("Dixon Ticonderoga") and Dixon Ticonderoga, Inc. ("DT Canada"), as Borrowers (collectively, the "Borrowers"), the lenders named therein (the "Lenders") and First Union Commercial Corporation, as Agent (in such capacity, the "Agent").

                                   W I T N E S S E T H :
                                   - - - - - - - - - -

            WHEREAS, pursuant to the Credit Agreement, the Lenders have made Loans and other extensions of credit to the Borrowers which remain outstanding;

            WHEREAS, the Borrowers have requested that the Agent and the Lenders, and the Agent and the Lenders are willing to, amend certain covenants contained in the Credit Agreement, but only on the terms and conditions set forth herein;

            NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

                                    ARTICLE I
                                   DEFINITIONS

            Section  1.1  Defined  Terms.   Unless  otherwise   defined  herein,
capitalized  terms  used  herein  have  the  meanings  assigned  in  the  Credit
Agreement.

                                   ARTICLE II
                                   AMENDMENTS

            Section 2.1. Amendment to Section 1.1 (Defined Terms). Section 1.1 of the Credit Agreement is hereby amended by adding the following new definitions in the alphabetically appropriate places:

            "Second Modification" means the Second Modification of Amended and Restated Term Loan Agreement, dated as of August 4, 2000.

            "Second Modification Effective Date" means the first date on which the conditions precedent specified in Article III of the Second Modification shall have been satisfied or the satisfaction thereof shall have been waived in accordance with the terms hereof.

            Section 2.2.  Amendment to Section 3  (Payments).  The following new
Section 3.7 is hereby added after Section 3.6.

            "3.7 Prepayments. If the Borrower sells, transfers or otherwise disposes of any Equipment pursuant to section 8.4(b) of the Revolving Credit Agreement (as amended by the Fourth Modification), the Borrower shall, simultaneously in connection with such sale, transfer or other disposition, prepay the Term Loan in an amount equal to the greater of (i) 80% of the orderly liquidation value of such Equipment, as determined by the appraisal performed in June 1999 by Collateral Evaluation Associates in connection with the execution and delivery of this Agreement and the Revolving Credit Agreement, or (ii) 100% of the net book value of such Equipment as shown on the Borrower's most recent balance sheet delivered to the Agent and the Lenders Notwithstanding the forgoing, the Borrower shall have prepaid the Term Loan (x) on or before December 31, 2001 in an amount equal to at least $1,360,000 relating to the sale, transfer or other disposition of assets located at the Borrower's Versailles, Missouri facility and (y) on March 31, 2003 in an amount equal to $560,000 relating to the sale, transfer or other disposition of assets located at the Borrower's Sandusky, Ohio facility; it being understood that to the extent the Borrower sells, transfers or otherwise disposes (A) Equipment located at the Versailles facility after December 31, 2001 and has made the prepayment pursuant to clause (x) above or (B) Equipment located at the Sandusky facility after March 31, 2003 and has made the prepayment pursuant to clause (y) above, then the Borrower shall not be required to prepay the Term Loan pursuant to the first sentence hereof with respect to Equipment thereafter sold, transferred or otherwise disposed at such facility. Each prepayment of the Term Loan pursuant to this Section 3.7 shall be applied to the installments of such Term Loan in the inverse order of the scheduled maturities of such installments.".

                                   ARTICLE III
                                 EFFECTIVE DATE

            This Second Modification shall become effective as of the date hereof but only upon (a) receipt by the Agent of counterparts of this Second Modification, duly executed and delivered by the Borrowers, the other Loan Parties, the Agent and the Lenders, (b) receipt by the Agent of the Fourth Modification, dated as of the date hereof, to the Revolving Credit Agreement, duly executed and delivered by the Borrowers, the other Loan Parties, the Agent and the Lenders, (c) receipt by the Agent of a true and correct copy of the Amendment No. 2, dated as of the date hereof, to the Note and Warrant Purchase
Agreement  dated as of  September  26,  1996,  as amended  (the  "Note  Purchase
Agreement") entered into by and among the Borrowers and the Subordinated Lenders, which a Amendment shall be in form and substance satisfactory to the Agent and the Lenders, (d) receipt by the Agent of that portion of the Amendment Fee (as defined below) due on the Second Modification Effective Date and (e) receipt by the Agent or its designee of payment in full in cash of the invoiced and unpaid fees and expenses of the Agent's professionals.

                                   ARTICLE IV
                                  MISCELLANEOUS

            Section 4.1 Continuing Effect of the Credit Agreement. The Borrowers and the other Loan Parties, the Agent and the Lenders hereby acknowledge and agree that the Credit Agreement shall continue to be and shall remain unchanged (except as expressly amended herein) and shall be in full force and effect in accordance with its terms.

            Section 4.2 No Waiver; Other Defaults or Events of Default. Nothing contained in this Second Modification shall be construed or interpreted or is intended as a waiver of any rights, powers, privileges or remedies that the Agent or the Lenders have or may have under the Credit Agreement or any other Loan Document.

            Section 4.3 Representations and Warranties. The Borrowers hereby represent and warrant as of the date hereof that, after giving effect to this Second Modification, (a) no Default or Event of Default has occurred and is continuing and (b) all representations and warranties of the Borrowers contained in the Loan Documents (with such term being deemed to include this Second Modification) are true and correct in all material respects with the same effect as if made on and as of such date.

            Section 4.5 Counterparts. This Second Modification may be executed by the parties hereto in any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

            Section 4.6 GOVERNING LAW. THIS SECOND MODIFICATION AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES UNDER THIS SECOND MODIFICATION SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

            Section 4.7 Consent of Loan Parties. Each Loan Party hereby (i) consents to the transactions contemplated hereby and (ii) acknowledges and agrees that the Credit Agreement and the Guarantees (and all collateral security therefor) are, and shall remain, in full force and effect after giving effect to this Second Modification and all other prior modifications to the Credit Agreement.

            IN WITNESS WHEREOF, the parties hereto have caused this Second Modification to be duly executed and delivered by their proper and duly authorized officers as of the date first above written.


                            DIXON TICONDEROGA COMPANY


                             By:    /s/ Richard A. Asta
                             Title: Treasurer


                            DIXON TICONDEROGA INC.

                             By:    /s/ Richard A. Asta
                             Title: Treasurer


                             FIRST UNION COMMERCIAL CORPORATION, as Agent and a Lender


                             By:    /s/ Scott Goldstein
                             Title: Vice President


                             FLEET CAPITAL CORPORATION, as a Lender


                             By:    /s/ Christopher Nairne
                             Title: Assistant Vice President


                             LASALLE BANK, NATIONAL ASSOCIATION, as a Lender


                             By: /s/ Roger N. Arsham
                             Title: Vice President

ACKNOWLEDGED AND AGREED


DIXON EUROPE, LIMITED


By:       /s/ Richard A. Asta
Title:   Secretary


GRUPO DIXON, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


VINCI de MEXICO, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


VINCI MANUFACTURA, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


COMERCIALIZADORA DIXON, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


SERVIDIX, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:

DIXON INDUSTRIAL MEXICO, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:


DIXON TICONDEROGA de MEXICO, S.A. de C.V.


By:       /s/ Diego Cespedes Creixell
Title:

                                                                  Exhibit (10) m

                            DIXON TICONDEROGA COMPANY
                            195 INTERNATIONAL PARKWAY
                             HEATHROW, FLORIDA 32746


                                                      Dated as of August 4, 2000


TO EACH OF THE PURCHASERS LISTED IN
     THE ATTACHED SCHEDULE A

                               Amendment No. 2 to
                       Note and Warrant Purchase Agreement

Ladies and Gentlemen:

            Reference is made to the Note and Warrant Purchase Agreement, dated as of September 26, 1996, as amended by Amendment No. 1, dated as of November 18, 1999 (as so amended, the "Note Agreement"), among Dixon Ticonderoga Company, a Delaware corporation (the "Company"), and The Equitable Life Assurance Society of the United States, John Hancock Mutual Life Insurance Company and Signature 1A (Cayman), Ltd. (collectively, the "Purchasers"). The Purchasers hold 100% of the Notes outstanding under the Note Agreement. Capitalized terms used herein without definition have the meanings specified therefor in the Note Agreement.

            The Company requests the consent of the Purchasers to certain amendments of the Note Agreement and the Notes, and the Purchasers are willing to consent to such amendments, on the terms and subject to the conditions set forth herein.

            The parties agree as follows:

            1. Amendments. 1.1. Amendment of Section 7. Section 7 of the Note Agreement is hereby amended by renumbering paragraphs (e) through (j) as paragraphs (f) through (k) and inserting a new paragraph (e) after paragraph (d) as follows:

            "(e) not later than  thirty  days after the end of each  month,  (x)
      consolidated balance sheets of the Company and its Subsidiaries as at the end of such month and related consolidated statements of income and cash flows of the Company and its Subsidiaries for such month, setting forth in each case in comparative form the consolidated figures for the corresponding months of the previous fiscal year, all in reasonable detail and certified by a principal financial officer of the Company as presenting fairly, in accordance with generally accepted accounting principles (except for the absence of notes thereto and the statement of stockholders' equity and cash flows) applied (except as specifically set forth therein) on a basis consistent with such prior fiscal periods, the information contained therein, subject to changes resulting from normal year-end adjustments, (y) a comparison of actual results to original budget and (z) such supplemental information as the holders of the Notes may reasonably request;"

            1.2 Amendment of Section 10.1(h). Section 10.1(h) of the Note Agreement is hereby amended and restated to read in its entirety as follows:

            "(h) Dixon Mexico may become and remain liable with respect to Debt in an aggregate principal amount outstanding not to exceed at any time of determination $15,000,000; provided that any increase in the Debt of Dixon Mexico above $8,000,000 may be incurred only to the extent that assets are transferred to or otherwise acquired by Dixon Mexico to support such Debt; and provided, further, that the Debt of the Company and its Subsidiaries under the Credit Agreement is reduced to the extent necessary to conform to the limits on availability set forth therein;"

            1.3. Amendment of Section 10.3. Section 10.3 of the Note Agreement is hereby amended to delete the word "and" at the end of paragraph (f), renumber paragraph (g) as paragraph (h) and insert a new paragraph (g) as follows:

            "(g) the Company may make and own Investments in a wholly-owned Subsidiary in China engaged in pencil slat manufacturing or, if local requirements prevent it from conducting its pencil slat venture in China through a wholly-owned Subsidiary, the Company may make and own investments in a pencil slat manufacturing facility in China, in either case in an aggregate amount not to exceed $1,500,000; and"

            1.4. Amendment of Section 10.4(a). Section 10.4(a) of the Note Agreement is hereby amended and restated to read in its entirety as follows:

            "(a) The Company will not directly or indirectly declare, order, pay, make or set apart any sum or property for any Restricted Payment, and the Company will not and will not permit any Subsidiary to make or become obligated to make any Restricted Investment."

            1.5. Amendment of Section 10.4(c). Section 10.4(c) of the Note Agreement is hereby deleted in its entirety.

            1.6. Amendment of Section 10.6. Section 10.6 of the Note Agreement is hereby amended and restated to read in its entirety as follows:

            "10.6. Interest and Dividend Coverage. The Company will not at any time permit the Consolidated Interest and Dividend Coverage Ratio to be less than 1.70 to 1.0 (if the date of determination occurs on or prior to September 30, 1996); 1.85 to 1.0 (if the date of determination occurs after September 30, 1996 and on or prior to September 30, 1997); 2.25 to
      1.0 (if the date of determination occurs after September 30, 1997 and on or prior to September 30, 1998); 2.30 to 1.0 (if the date of determination occurs after September 30, 1998 and on or prior to September 30, 1999);
      1.60 to 1.0 (if the date of determination occurs after September 30, 1999 and on or prior to June 30, 2001); 1.9 to 1.0 (if the date of determination occurs after June 30, 2001 and on or prior to June 30,
      2002); and 2.30 to 1.0 (if the date of determination occurs after June 30,
      2002)."

            1.7. Amendment of Section 10.8(c). Section 10.8(c) of the Note Agreement is hereby amended and restated to read in its entirety as follows:

            "(c) sell, lease, abandon or otherwise dispose of any of its assets (except in a transaction permitted by subdivision (b) of this section 10.8), except that

                  (i) the Company and its Subsidiaries may sell their goods and transfer goods to each other in the ordinary course of business;

                  (ii) the Company and its  Subsidiaries may dispose of obsolete inventory and equipment in the ordinary course of business and idle assets, principally buildings, left vacant due to the Company's consolidation program and may transfer other assets to Dixon Mexico in connection with the Company's consolidation program; and

                  (iii) the Company  and its  Subsidiaries  may sell  additional assets, in each case for a consideration at least 85% of which is in the form of cash or cash equivalents of the type described in section 10.3(a), if such consideration is at least equal to the Fair Market Value of the assets to be sold and if the proceeds thereof shall, on or prior to the 180th day following such sale, be applied either

                        (x)   to make a Permitted Acquisition; or

                        (y) to the prepayment of Debt of the Company, first to Superior Debt of the Company and second to the Notes in the manner contemplated by section 9.5;

            it being agreed that if the Company shall not prior to such 180th day have performed or given notice to the holders of the Notes of its election to perform under one of the foregoing clauses (x) or
            (y), it shall be deemed to have elected to perform the obligation set forth in the foregoing clause (y), and the provisions of section
            9.5 shall be applicable;

      provided that in no event shall the Company sell assets comprising all or substantially all of the assets of the Consumer Products Group or Dixon Mexico."

            1.8. Additional Section 10.17. The following section is hereby added immediately following section 10.16 of the Note Agreement:

            "10.17. Capital Expenditures. The Company will not, and will not permit any of its Subsidiaries to, make any Capital Expenditure, except that the Company and its Subsidiaries may make Capital Expenditures if the aggregate amount of all such Capital Expenditures in the then current fiscal year of the Company, calculated as of the date of each such Capital Expenditure, shall not exceed $3,000,000."

            1.9. Amendment of Certain Definitions. The definition of "Excess Sale Proceeds" in section 14 of the Note Agreement is hereby amended to delete the reference therein to section 10.8(c)(iv)(y) and insert in its place a reference to section 10.8(c)(iii)(y), and the following defined term is hereby amended and restated to read in its entirety as follows:

            "Interest Expense: as applied to any Person with reference to any period, interest expense of such Person for such period, including amortization of debt discount and expense and imputed interest on Capital Lease Obligations properly chargeable to income during such period in accordance with generally accepted accounting principles, provided that Interest Expense shall not include any expense chargeable to income resulting from a reduction of the exercise price of the Warrants."

            1.10. Additional Definitions. The following defined terms are hereby added to section 14 of the Note Agreement in the appropriate alphabetical order:

            "Capital Expenditures: for any period, the aggregate cost (less the amount of trade-in allowance included in such cost) of all capital assets (as defined by generally accepted accounting principles applied on a consistent basis) acquired by the Company during such period, plus all Capital Lease Obligations with respect to any Capital Lease entered into, renewed, assumed or guaranteed by the Company during such period.

            "Permitted   Acquisition:   the   acquisition  of  the  business  or
      substantially all of the assets or stock of any Person, provided that the following conditions are met:

                 (a) the total purchase price for any one such acquisition shall not exceed $5,000,000, and the aggregate purchase price for all such acquisitions made in any fiscal year shall not exceed $10,000,000;

                 (b) the  Company  shall give the  holders of the Notes  written notice not less than 15 days in advance of the making of such acquisition, which notice shall include the date and details regarding the form of the acquisition, a description of the stock or assets to be acquired and the location of the assets to be acquired;

                  (c) the assets or business to be acquired shall be in substantially the same or similar line of business as that engaged in by the Company;

                  (d) no  condition  or event shall exist which  constitutes  an
            Event of Default or Potential Event of Default prior to or immediately after giving effect to such acquisition; and

                  (e) the  Company  shall have  delivered  to the holders of the
            Notes a compliance certificate demonstrating that, on a pro forma basis, such acquisition will not create a default under any financial covenant contained herein for the four fiscal quarters ended immediately prior to the proposed date of such acquisition.

            "PIK Notes: additional Notes issued from time to time hereafter pursuant to the Notes as amended, in respect of interest on the Notes payable in kind, in the form of Exhibit E."

            1.11. Adjustment of Warrant Exercise Price. On the date which is the day following the thirtieth Trading Day (as hereinafter defined) following the date hereof, the Warrant Price (as defined in the Warrants) will be adjusted to the lower of (a) $6.74 and (b) the average daily closing price for the Common Stock on the American Stock Exchange during such 30 Trading Days; whereupon the Warrant Price will be so adjusted, until further adjusted from time to time in accordance with the terms of the Warrants. For purposes of this section 1.10, "Trading Days" means days during which the American Stock Exchange was open for trading.

            1.12. Amendment of Exhibits. Exhibit A to the Note Agreement is hereby amended and restated to read in its entirety as set forth in Exhibit A attached to this Amendment No. 2. A new Exhibit E is hereby added to the Note Agreement in the form attached to this Amendment No. 2.

            1.13. References to "Notes". From and after the effectiveness of this Amendment No. 2 and the execution and delivery of the amended Notes as contemplated by Section 3.3, any reference to the "Notes" in the Note Agreement and in the Guaranty Agreement shall be deemed to refer to the Notes as amended pursuant to this Amendment No. 2 and shall be deemed also to refer to the PIK Notes.

            2. Limited Waiver. The Purchasers hereby waive compliance with the covenants set forth in section 10.4 of the Note Agreement for the quarters ended December 31, 1999 and March 31, 2000, only to the extent that such default was caused by the Company making repurchases of stock through March 31, 2000 while an Event of Default was continuing. The Company represents and warrants that, except for the Company's non-compliance with section 10.4 of the Note Agreement, no condition or event exists which constitutes an Event of Default or Potential Event of Default. This waiver is limited to the matters described herein and may not be construed to extend to any other or subsequent matters, whether or not disclosed.

            3. Conditions to Effectiveness. The effectiveness of the amendments, waivers and other agreements contemplated hereby is subject to the fulfillment to the satisfaction of the Purchasers of the following conditions:

            3.1. No Defaults. As of the date hereof (after giving effect to the amendments provided herein), no Event of Default or Potential Event of Default shall have occurred or be continuing.

            3.2. Representations and Warranties. The representations and warranties of the Company contained in the Note Agreement shall be correct when made and at the date hereof, except to the extent a particular representation and warranty expressly relates solely to an earlier date.

            3.3. Amended Notes. The Company shall have executed and delivered to each of the Purchasers an amended Note, substantially in the form set out in Exhibit A, in the principal amount specified opposite each such Purchaser's name in Schedule A (in each case against surrender by such Purchaser of the original Note being replaced by such amended Note), and in each case having attached thereto an amended endorsement of Guaranty executed by the Subsidiaries of the Company.

            3.4. Credit Agreement. The amendments to the several agreements constituting the Credit Agreement as defined in the Note Agreement shall be reasonably satisfactory in form and substance to the Purchasers. A complete and correct signed copy of each such agreement as amended in effect on the effective date hereof shall have been delivered to the Purchasers, and no other agreements or instruments shall exist relating to the terms of such borrowings.

            3.5. Guaranties. The Company shall have caused each Subsidiary of Dixon Mexico to execute and deliver to the holders of the Notes a Guaranty Agreement with respect to the obligations of the Company under the Note Agreement and the Notes, substantially in the form of Exhibit D to the Note Agreement, with such changes to such form as may be appropriate to reflect the identity and circumstances of the guarantor.

            3.6. Consents, Agreements. The Company shall have obtained all other consents and waivers necessary in connection with the transactions contemplated hereby, and such consents and waivers shall be in full force and effect on the date hereof. A complete and correct copy of each of such consents and waivers shall have been delivered to the Purchasers.

            3.7. Proceedings and Documents. All corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be satisfactory to the Purchasers and their special counsel, and the Purchasers and their special counsel shall have received all such counterpart originals or certified or other copies of such documents as it or they may reasonably request.

            3.8. Fees. (a) The Company shall have paid to each Purchaser (or to the Person designated by such Purchaser for payment in Schedule A of the Note Agreement), in immediately available funds, a transaction fee equal to the amount listed under "Fees" in Schedule A hereof, by crediting the account specified below its name in Schedule A of the Note Agreement for the payment of transaction fees.

            (b) The Company shall have paid the fees and disbursements of the Purchasers' special counsel incurred in connection with the transactions contemplated by this Agreement and set forth in a statement delivered to the

Company on or prior to the date hereof.

            4. Ratification. Except as amended hereby, all of the provisions of the Note Agreement shall remain in full force and effect.

            5. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not. THIS AGREEMENT SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

                      [signatures appear on following page]

            If the Purchasers are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter and return one of the same to the Company, whereupon this letter shall become a binding agreement between the Purchasers and the Company.

                                Very truly yours,

                            DIXON TICONDEROGA COMPANY


                             By: /s/ Richard A. Asta, Treasurer

The foregoing Amendment is hereby agreed to as of the date hereof.

THE EQUITABLE LIFE ASSURANCE SOCIETY
  OF THE UNITED STATES


By:    /s/ James R. Wilson
Name:  James R. Wilson
Title: Investment Officer


JOHN HANCOCK LIFE INSURANCE COMPANY, formerly known as JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY


By:    /s/ Daniel C. Budde
Name:  Daniel C. Budde
Title: Managing Director


SIGNATURE 1A (CAYMAN), LTD.

By:  John Hancock Life Insurance Company,
     Portfolio Advisor


By:    /s/ Daniel C. Budde
Name:  Daniel C. Budde
Title: Managing Director

                                                                      SCHEDULE A


                             SCHEDULE OF PURCHASERS

                Name and Address
                  of Purchaser                                  Fees
                  ------------                                  ----

THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE
UNITED STATES                                                $27,272.73




JOHN HANCOCK LIFE INSURANCE COMPANY                          $10,606.06




SIGNATURE 1A (CAYMAN), LTD.                                  $12,121.21

                                                                       EXHIBIT A

                            DIXON TICONDEROGA COMPANY

             AMENDED SENIOR SUBORDINATED NOTE DUE SEPTEMBER 26, 2003

PPN# 255860 A*9
R-                                                            New York, New York
$                                                             September 26, 1996


            DIXON TICONDEROGA COMPANY, a Delaware corporation (the "Company"), for value received, hereby promises to pay to _____________, or registered assigns, the principal amount of $_____________ on September 26, 2003, with interest (computed on the basis of twelve 30-day months) on the unpaid balance of such principal amount at the Applicable Rate (as hereinafter defined) from the date hereof, payable semi-annually on each March 31 and September 30 after the date hereof, commencing March 31, 1997, until such unpaid balance shall become due and payable (whether at maturity or at a date fixed for prepayment or by declaration or otherwise), and with interest on any overdue principal (including any overdue prepayment of principal) and premium, if any, and (to the extent permitted by applicable law) on any overdue interest, at a rate equal to the Applicable Rate then in effect plus 2.00% per annum until paid, payable semi-annually as aforesaid or, at the option of the holder hereof, on demand. Payments of principal and interest on this Note shall be made in lawful money of the United States of America at the principal office of The Chase Manhattan Bank, N.A., in the Borough of Manhattan, the City and State of New York, or at such other office or agency in such Borough as the Company shall have designated by written notice to the holder of this Note as provided in the Note and Warrant Purchase Agreements referred to below.

            The term "Applicable Rate" as used herein with respect to any date on which interest is payable, means an interest rate per annum equal to (a) for the period from September 26, 1996 to July 9, 2000, 12.00%, (b) for the period from July 10, 2000 to June 30, 2002, 13.50% and (c) for the period from and after July 1, 2002, 12.25%.

            On any interest payment date, the Company shall, with respect to any portion of the interest payable on such interest payment date which is attributable to the excess of the Applicable Rate over 12.00% for the semi-annual period ending on such interest payment date (the "Excess Portion"), in lieu of the cash payment of the Excess Portion, issue to the holder of this Note an additional Note, in the form of Exhibit E to the Note and Warrant Purchase Agreements referred to below, having a principal amount equal to the Excess Portion, in full payment of the Excess Portion.

            This Note is one of the Company's Amended Senior Subordinated Notes due September 26, 2003 (the "Notes"), originally issued in the aggregate principal amount of $16,500,000 on September 26, 1996 pursuant to the Note and Warrant Purchase Agreements, each dated as of September 26, 1996, and amended by Amendment No. 1 thereof, dated as of November 18, 1999, and Amendment No. 2 thereof, dated as of August 4, 2000, and as from time to time further amended, between the Company and certain institutional investors named therein. The holder of this Note is entitled to the benefits of such Note and Warrant Purchase Agreements, as from time to time amended, and may enforce the agreements of the Company contained therein and exercise the remedies provided for thereby or otherwise available in respect thereof.

            This Note is a registered Note and is transferable only upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the holder hereof or such holder's attorney duly authorized in writing. Reference in this Note to a "holder" shall mean the person in whose name this Note is at the time registered on the register kept by the Company as provided in such Note and Warrant Purchase Agreements and the Company may treat such person as the owner of this Note for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

            The holder of this Note is entitled to the benefits of a certain Guaranty Agreement, dated as of September 26, 1996, by Dixon Ticonderoga, Inc., a corporation organized under the laws of Ontario, Canada, Dixon Europe, Limited, a corporation organized under the laws of the United Kingdom, Grupo Dixon de Mexico, S.A. de C.V., f/k/a Dixon Ticonderoga Company de Mexico, S.A. de C.V., a corporation organized under the laws of Mexico, Bryn Mawr Ocean Resorts, Inc., a Florida corporation, and Ticonderoga Graphite Inc., a New York corporation, subsidiaries of the Company, and a certain Guaranty Agreement, dated as of August 4, 2000, by Grupo Dixon de Mexico, S.A. de C.V., Vinci de Mexico, S.A. de C.V., Vinci Manufactura, S.A. de C.V., Comercializadora Dixon, S.A. de C.V., Servidix, S.A. de C.V., Dixon Industrial Mexico, S.A. de C.V. and Dixon Ticonderoga de Mexico, S.A. de C.V., each a corporation organized under the laws of Mexico.

            The indebtedness evidenced by this instrument is subordinated to the prior payment in full of the Superior Debt (as defined in such Note and Warrant Purchase Agreements) pursuant to, and to the extent provided in, such Note and Warrant Purchase Agreements.

            The Notes are under certain circumstances subject to required and optional prepayment, in whole or in part, in certain cases with a premium and in other cases without a premium, all as specified in such Note and Warrant Purchase Agreements.

            In case an Event of Default, as defined in such Note and Warrant Purchase Agreement, shall occur and be continuing, the unpaid balance of the principal of this Note may become due and payable in the manner and with the effect provided in such Note and Warrant Purchase Agreements.

            This Note is made and delivered in New York, New York, and shall be governed by the laws of the State of New York.


                             DIXON TICONDEROGA COMPANY

                                                                       EXHIBIT E

                               [FORM OF PIK NOTE]


                            DIXON TICONDEROGA COMPANY

             AMENDED SENIOR SUBORDINATED NOTE DUE SEPTEMBER 26, 2003

PPN# 255860 A*9
R-                                                    New York, New York
$                                                      ___________, 20__


            DIXON TICONDEROGA COMPANY, a Delaware corporation (the "Company"), for value received, hereby promises to pay to _____________, or registered assigns, the principal amount of $_____________ on September 26, 2003, with interest (computed on the basis of twelve 30-day months) on the unpaid balance of such principal amount at the Applicable Rate (as hereinafter defined) from the date hereof, payable semi-annually on each March 31 and September 30 after the date hereof, commencing [March 31] [September 30], 20__, until such unpaid balance shall become due and payable (whether at maturity or at a date fixed for prepayment or by declaration or otherwise), and with interest on any overdue principal (including any overdue prepayment of principal) and premium, if any, and (to the extent permitted by applicable law) on any overdue interest, at a rate equal to the Applicable Rate then in effect plus 2.00% per annum until paid, payable semi-annually as aforesaid or, at the option of the holder hereof, on demand. Payments of principal and interest on this Note shall be made in lawful money of the United States of America at the principal office of The Chase Manhattan Bank, N.A., in the Borough of Manhattan, the City and State of New York, or at such other office or agency in such Borough as the Company shall have designated by written notice to the holder of this Note as provided in the Note and Warrant Purchase Agreements referred to below.

            The term "Applicable Rate" as used herein with respect to any date on which interest is payable, means an interest rate per annum equal to (a) for the period from July 10, 2000 to June 30, 2002, 13.50% and (b) for the period from and after July 1, 2002, 12.25%.

            On any interest payment date, the Company shall, with respect to any portion of the interest payable on such interest payment date for the semi-annual period ending on such interest payment date (the "PIK Interest"), in lieu of the cash payment of the PIK Interest, issue to the holder of this Note an additional Note having a principal amount equal to the PIK Interest and otherwise of like tenor to this Note, in full payment of the PIK Interest.

            This Note is one of the Company's Amended Senior Subordinated Notes due September 26, 2003 (the "Notes"), originally issued in the aggregate principal amount of $16,500,000 on September 26, 1996 pursuant to the Note and Warrant Purchase Agreements, each dated as of September 26, 1996, and amended by Amendment No. 1 thereof, dated as of November 18, 1999, and Amendment No. 2 thereof, dated as of August 4, 2000, and as from time to time further amended, between the Company and certain institutional investors named therein. The holder of this Note is entitled to the benefits of such Note and Warrant Purchase Agreements, as from time to time amended, and may enforce the agreements of the Company contained therein and exercise the remedies provided for thereby or otherwise available in respect thereof.

            This Note is a registered Note and is transferable only upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the holder hereof or such holder's attorney duly authorized in writing. Reference in this Note to a "holder" shall mean the person in whose name this Note is at the time registered on the register kept by the Company as provided in such Note and Warrant Purchase Agreements and the Company may treat such person as the owner of this Note for the purpose of receiving payment and for all other purposes, and the Company shall not be affected by any notice to the contrary.

            The holder of this Note is entitled to the benefits of a certain Guaranty Agreement, dated as of September 26, 1996, by Dixon Ticonderoga, Inc., a corporation organized under the laws of Ontario, Canada, Dixon Europe, Limited, a corporation organized under the laws of the United Kingdom, Grupo Dixon de Mexico, S.A. de C.V., f/k/a Dixon Ticonderoga Company de Mexico, S.A. de C.V., a corporation organized under the laws of Mexico, Bryn Mawr Ocean Resorts, Inc., a Florida corporation, and Ticonderoga Graphite Inc., a New York corporation, subsidiaries of the Company, and a certain Guaranty Agreement, dated as of August 4, 2000, by Grupo Dixon de Mexico, S.A. de C.V., Vinci de Mexico, S.A. de C.V., Vinci Manufactura, S.A. de C.V., Comercializadora Dixon, S.A. de C.V., Servidix, S.A. de C.V., Dixon Industrial Mexico, S.A. de C.V. and Dixon Ticonderoga de Mexico, S.A. de C.V., each a corporation organized under the laws of Mexico.

            The indebtedness evidenced by this instrument is subordinated to the prior payment in full of the Superior Debt (as defined in such Note and Warrant Purchase Agreements) pursuant to, and to the extent provided in, such Note and Warrant Purchase Agreements.

            The Notes are under certain circumstances subject to required and optional prepayment, in whole or in part, in certain cases with a premium and in other cases without a premium, all as specified in such Note and Warrant Purchase Agreements.

            In case an Event of Default, as defined in such Note and Warrant Purchase Agreement, shall occur and be continuing, the unpaid balance of the principal of this Note may become due and payable in the manner and with the effect provided in such Note and Warrant Purchase Agreements.

            This Note is made and delivered in New York, New York, and shall be governed by the laws of the State of New York.


                                    DIXON TICONDEROGA COMPANY

                                                                  Exhibit (21)


                         2000 ANNUAL REPORT ON FORM 10-K

                           SUBSIDIARIES OF THE COMPANY

All of the Registrant's subsidiaries as of September 30, 2000, are listed below. Subsidiaries of a subsidiary are indented. All subsidiaries are included in the consolidated financial statements of the Registrant.

                                                                  Percentage of
                                                   State Or           Voting
                                               Jurisdiction of      Securities
                                                Organization          Owned
                                              -----------------  ---------------

Dixon Ticonderoga, Inc.                            Canada             100%

   Grupo Dixon, S.A. de C.V.  (Subsidiary of
   Dixon Ticonderoga, Inc.)                        Mexico              97%

      Dixon Ticonderoga de Mexico, S.A. de
      C.V.  (Subsidiary of Grupo Dixon, S.A.
      de C.V.)                                     Mexico             100%

      Vinci de Mexico, S.A. de C.V.
      (Subsidiary of Grupo Dixon, S.A. de C.V.)    Mexico             100%

      Vinci Manufactura, S.A. de C.V.
      (Subsidiary of Grupo Dixon, S.A. de C.V.)    Mexico             100%

      Comercializadora Dixon, S.A. de C.V.
      (Subsidiary of Grupo Dixon, S.A. de C.V.)    Mexico             100%

      Servidix, S.A. de C.V.  (Subsidiary of
      Grupo Dixon, S.A. de C.V.)                   Mexico             100%

Dixon Industrial Mexico, S.A. de C.V.              Mexico             100%

Beijing Dixon Ticonderoga Stationery Company, Ltd. China              100%

Ticonderoga Graphite, Inc. (a)                    New York            100%

Dixon Europe, Limited                          United Kingdom         100%



(a)  Inactive