Form 10-Q
period 2000-12-31
DIXON TICONDEROGA CO
filed 2001-02-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                          Commission file number 1-8689

                            DIXON TICONDEROGA COMPANY
               Incorporated pursuant to the Laws of Delaware State


                               ------------------


        Internal Revenue Service-- Employer Identification No. 23-0973760

                  195 International Parkway, Heathrow, FL 32746
                                 (407) 829-9000


                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on December 31, 2000, was 3,168,047.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----

                                                                      Page
                                                                      ----
PART  I.      FINANCIAL INFORMATION

Item 1.       Financial Information

              Consolidated Balance Sheets --
              December 31, 2000 and September 30, 2000                 3-4

              Consolidated Statements of Operations --
              For The Three Months Ended  December 31, 2000
              and 1999                                                  5

              Consolidated Statements of Comprehensive Loss
              For The Three Months Ended  December 31, 2000
              and 1999                                                  6

              Consolidated Statements of Cash Flows --
              For The Three Months Ended  December 31, 2000
              and 1999                                                 7-8

              Notes to Consolidated Financial Statements               9-12

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           13-15

Item 3.       Quantitative   and  Qualitative   Disclosures
              About Market Risk                                        16

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                        17-18

              Signatures                                               19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.
-------
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                December 31,       September 30,
                                                   2000                2000
                                              ---------------     --------------

CURRENT ASSETS:
  Cash and cash equivalents                   $     468,969       $     448,452
  Receivables,   less   allowance  for
   doubtful  accounts of $1,461,403 at
   December  31,  2000 and  $1,418,908
   at September 30, 2000                         24,726,547          30,881,626
  Inventories                                    36,015,288          36,215,931
  Other current assets                            4,477,252           4,171,064
                                              --------------      --------------
   Total current assets                          65,688,056          71,717,073
                                              --------------      --------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                             10,715,676          10,145,872
  Machinery and equipment                        16,147,136          16,054,327
  Furniture and fixtures                          1,628,820           1,654,404
                                              --------------      --------------
                                                 28,491,632          27,854,603

  Less accumulated depreciation                 (17,991,183)        (17,572,320)
                                              --------------      --------------
                                                 10,500,449          10,282,283
                                              --------------      --------------
OTHER ASSETS                                      4,842,961           4,718,379
                                              --------------      --------------
                                              $  81,031,466       $  86,717,735
                                              ==============      ==============

                                              December 31,         September 30,
                                                 2000                  2000
                                            ---------------       --------------

CURRENT LIABILITIES:
  Notes payable                             $    3,402,424        $   3,574,929
  Current maturities of long-term debt           7,135,198            7,135,198
  Accounts payable                               7,217,763            8,068,133
  Accrued liabilities                            7,603,943           10,056,935
                                            ---------------       --------------

   Total current liabilities                    25,359,328           28,835,195
                                            ---------------       --------------

LONG-TERM DEBT                                  29,838,628           30,210,410
                                            ---------------       --------------

DEFERRED INCOME TAXES AND OTHER                    464,495              177,248
                                            ---------------       --------------

MINORITY INTEREST                                  528,868              552,215
                                            ---------------       --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred     stock,     par    $1,
   authorized  100,000  shares,  none
   issued                                            --                   --
  Common  stock,  par $1,  authorized
   8,000,000      shares;      issued
   3,710,309  shares at December  31,
   2000 and September 30, 2000                   3,710,309            3,710,309
  Capital in excess of par value                 3,700,272            3,700,272
  Retained earnings                             24,837,290           26,147,547
  Accumulated comprehensive income (loss)       (3,885,840)          (3,093,577)
                                            ---------------       --------------
                                                28,362,031           30,464,551
  Less  -  treasury  stock,  at  cost
   (542,262  shares in  December  31,
   2000 and September 30, 2000)                 (3,521,884)          (3,521,884)
                                            ---------------       --------------

                                                24,840,147           26,942,667
                                            ---------------       --------------

                                            $   81,031,466        $  86,717,735
                                            ===============       ==============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                                2000           1999
                                            ------------   ------------

REVENUES                                    $19,796,996    $19,625,145
                                            ------------   ------------

COST AND EXPENSES:

  Cost of goods sold                         13,931,188     13,735,871

  Selling and administrative expenses         6,797,268      7,247,378
                                            ------------   ------------

                                             20,728,456     20,983,249
                                            ------------   ------------

OPERATING LOSS                                 (931,460)    (1,358,104)

INTEREST EXPENSE                              1,119,009        933,037
                                            ------------   ------------

LOSS BEFORE INCOME TAXES AND
  MINORITY INTEREST                          (2,050,469)    (2,291,141)

INCOME TAX BENEFIT                             (728,201)      (776,183)
                                            ------------   ------------
                                             (1,322,268)    (1,514,958)

MINORITY INTEREST                               (12,011)       (15,264)
                                            ------------   ------------

NET LOSS                                    $(1,310,257)   $(1,499,694)
                                            ============   ============

LOSS PER COMMON SHARE:

  BASIC                                     $      (.41)   $      (.45)
                                            ============   ============

  DILUTED                                   $      (.41)   $      (.45)
                                            ============   ============

SHARES OUTSTANDING:

  BASIC                                       3,168,047      3,317,123
                                            ============   ============

  DILUTED                                     3,168,047      3,317,123
                                            ============   ============




         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS






                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                                2000           1999
                                            ------------   ------------

NET LOSS                                    $(1,310,257)   $(1,499,694)

OTHER COMPREHENSIVE LOSS:

  Cumulative effect adjustment to recognize
   fair value of cash flow hedges               (54,205)         --

  Current period adjustment to recognize
   fair value of cash flow hedges              (157,715)         --

  Foreign currency translation adjustments     (580,343)      (304,674)
                                            ------------   ------------

COMPREHENSIVE LOSS                          $(2,102,520)   $(1,804,368)
                                            ============   ============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 THREE MONTHS ENDED
                                                    DECEMBER 31,
                                               2000             1999
                                           -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                    $(1,310,257)    $(1,499,694)
Adjustment to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization                 628,689         646,892
  Deferred taxes                                  --             89,608
  Provision for doubtful accounts receivable    111,828          53,518
  Loss attributable to foreign
   currency exchange                             57,760          69,282
  Loss attributable to minority interest        (12,011)        (15,264)
  Changes in assets and liabilities:
   Receivables                                5,601,811       5,803,096
   Inventories                                  (54,790)        437,842
   Other current assets                        (314,919)     (1,154,023)
   Accounts payable and accrued liabilities  (3,207,098)     (4,120,189)
   Other assets                                (109,591)        (61,065)
                                           -------------    ------------

Net cash provided by (used in)
operations                                    1,391,422         250,003
                                           -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of plant and equipment, net          (853,037)       (108,184)
                                           -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from (principal
   reductions of) notes payable                (101,455)        447,261
  Net proceeds from (principal
   reductions of) long-term debt               (441,088)        943,136
  Purchase of treasury stock                      --         (1,795,380)
  Exercise of stock options                       --            168,844
  Other non-current liabilities                  64,719         (25,459)
                                           -------------    ------------

Net cash provided by (used in)
  financing activities                         (477,824)       (261,598)
                                           -------------    ------------

Effect of exchange rate changes on cash         (40,044)       (101,519)
                                           -------------    ------------

Net increase (decrease) in cash and
 cash equivalents                                20,517        (221,298)

Cash and cash equivalents,  beginning
 of period                                      448,452         935,413
                                           -------------    ------------

Cash and cash equivalents, end of period      $ 468,969      $  714,115
                                           =============    ============

Supplemental Disclosures:
  Cash paid during the period:
   Interest                                $  1,548,489      $  366,115
   Income taxes                                 717,777         910,826


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of presentation:

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of December 31, 2000, and the results of their operations and cash flows for the three months ended December 31, 2000 and 1999, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

2.    Inventories:

      Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 2000 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):
                                           December 31,   September 30,
                                              2000            2000
                                           ------------   -------------

      Raw materials                          $13,005         $12,839
      Work in process                          4,017           3,656
      Finished goods                          18,993          19,721
                                           ------------   -------------
                                             $36,015         $36,216
                                           ============   =============

3.    Effect of certain new accounting pronouncements:

      On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities". The Company now records the fair value of interest rate swaps designated as cash flow hedges in other liabilities with the offset to the other comprehensive income (loss) component of shareholders' equity. At adoption, the Company recorded its interest rate swaps designated as cash flow hedges with a fair value of $86,314 in other liabilities. Other comprehensive loss was increased $54,205 (net of tax benefit of $32,109) as a cumulative effect adjustment for an accounting change. During the period ended December 31, 2000, the Company also recognized an adjustment to the fair value of these cash flow hedges of $251,139 in other liabilities. Other comprehensive loss was increased $157,715 (net of tax benefit of $93,424) during this period.

      The Company utilizes interest rate swap agreements to provide an exchange of interest payments computed on notional amounts that will offset any undesirable change in cash flows or fair value resulting from market rate changes on designated hedged bank borrowings. The Company limits the credit risks of the interest rate agreements by initiating the transactions with counterparties with significant financial positions, such as major financial institutions.

      SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a cash flow hedge (such as the Company's interest rate swap agreements), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

      The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair values of interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and other relevant factors.

4.    ACCOUNTING FOR INCOME TAXES:

      The difference between income taxes calculated at the U.S. statutory federal income tax rate and the provision in the accompanying Consolidated Financial Statements is primarily due to varying effective foreign tax rates, state income taxes and other permanent items.

5.    Contingencies:

      The Company, in the normal course of business, is a party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgment interest. All company appeals were denied and in 1998 the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and a legal malpractice action against its former attorney. In fiscal 2000 the Company reached settlements with its insurers and all amounts recovered were reflected in fiscal 2000 financial statements. In 1999, the malpractice suit was dismissed and the Company has appealed the decision.

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

6.    RESTRUCTURING AND RELATED COSTS:

      In fiscal 2000, the Company provided approximately $1,435,000 of impairment and restructuring related costs in connection with Phase 2 of its restructuring and Cost Reduction Program, which includes further consolidation of certain U.S. manufacturing processes, the consolidation of its Mexico operations into a new facility and additional personnel reductions in manufacturing, sales, marketing and corporate activities. An additional 170 employees (principally plant workers) are affected by the second phase of the program. The carrying amount of additional property held for disposal under Phase 2 of the program is $1.1 million. Management expects to dispose of this additional property by June 2001.

      The Phase 2 restructuring and impairment related charges and subsequent utilization through December 31, 2000 are summarized below (in thousands):


                                      2000
                                  Restructuring  Utilized through  Balance at
                                   and Related     December 31,    December 31,
                                    Charges           2000            2000
                                  -------------  ---------------  -------------
       Employee severance and
       related costs               $  967,000       $ (244,000)    $   723,000

       Losses from the impairment,
       sale  or abandonment of
       property and equipment         468,000         (174,000)        294,000
                                  -------------  ---------------  -------------

                                  $ 1,435,000       $ (418,000)    $ 1,017,000
                                  =============  ===============  ==============


7.    STOCK REPURCHASE PROGRAM:

      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program, authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. In the quarter ended December 31, 1999, the Company repurchased 225,000 shares at a cost of approximately $1.8 million.

8.    LINE OF BUSINESS REPORTING:

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

      The Company has two principal business segments - its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of December 31, 2000 and 1999, and for the quarters then ended (in thousands):

                                          Consumer     Industrial       Total
                                            Group         Group        Company
                                        ------------  ------------  ------------
        Net revenues:
        -------------

        Three months ended:
        December 31, 2000                $ 17,242       $ 2,555      $ 19,797
        December 31, 1999                $ 16,351       $ 3,274      $ 19,625


        Loss before interest,  taxes
        ---------------------------
         and minority interest:
         ----------------------

        Three months ended:
        December 31, 2000                $    (76)      $  (235)     $   (311)
        December 31, 1999                $   (575)      $  (159)     $   (734)


      A reconciliation of loss before interest, taxes and minority interest to net loss follows (in thousands):

                                       Three Months Ended December 31, 2000
                                   ---------------------------------------------
                                   Consumer    Industrial                Total
                                     Group       Group     Corporate    Company
                                   ----------  ----------  ----------  ---------
       Loss before interest, taxes
        and minority interest      $  (76)     $ (235)     $ (620)      $  (931)

       Interest expense              (847)       (112)       (160)       (1,119)

       Income tax benefit             335         121         272           728

       Minority interest               12          -           -             12
                                   ----------  ----------  ----------  ---------

       Net loss                    $ (576)     $ (226)     $ (508)      $(1,310)
                                   ==========  ==========  ==========  =========

                                       Three Months Ended December 31, 1999
                                   ---------------------------------------------
                                   Consumer    Industrial                Total
                                     Group       Group     Corporate    Company
                                   ----------  ----------  ----------  ---------
       Loss before interest, taxes
        and minority interest      $ (575)     $ (159)     $ (624)      $(1,358)

        Interest expense             (652)        (98)       (183)         (933)

        Income tax benefit            454          78         244           776

        Minority interest              15          -           -             15
                                   ----------  ----------  ----------  ---------

        Net loss                   $ (758)     $ (179)     $ (563)      $(1,500)
                                   ==========  ==========  ==========  =========


      Certain corporate expenses have been allocated based upon respective segment sales. Interest expense (where not specifically identified) has been allocated based upon identifiable assets by segment. Income taxes are determined based upon the respective effective tax rates.


9.    SUBSEQUENT EVENT:

      In January 2001, the Company closed on the sale of certain idle real estate in Burnet County, Texas. Under the terms of the contract for purchase and sale, the buyer also assumed certain related obligations previously retained by the Company under its 1999 sale of its graphite and lubricants business. The Company expects to report a net pre-tax gain from the sale of approximately $1 million.

Item 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

      REVENUES for the quarter ended December 31, 2000, increased $172,000 from the prior year. The changes by segment are as follows:

                               Increase              % Increase (Decrease)
                              (Decrease)        -------------------------------
                            (in thousands)      Total     Volume      Price/Mix
                            ---------------------------------------------------
         U.S. Consumer        $ (642)            (5)       (3)         (2)
         Foreign Consumer      1,533             40        25          15
         Industrial             (719)           (22)      (23)          1

      U.S. Consumer revenue decreased as certain educational wholesalers deferred shipments until 2001 and on lower sales in the promotional products market. Foreign Consumer revenues increased principally in Mexico as large retailers and wholesalers increased orders significantly over the prior year period, while accepting certain market price increases. Industrial revenue decreased due to continued weakness in the industries served by the Refractories division.
      While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales denominated in U.S. dollars.
      OPERATING LOSS decreased $427,000 from the prior year. U.S. Consumer operating income increased $246,000 despite lower gross profit on decreased revenues. Selling and administrative costs decreased due to prior cost reduction efforts, lower sales incentives and distribution efficiencies. These factors contributed to lower relative selling and administrative costs (34.3% of sales compared with 36.9% of sales in the prior year period). Foreign Consumer operating loss decreased $253,000, primarily in Mexico, due to the aforementioned increases in revenues. Industrial operating loss increased $76,000 on lower revenues and higher energy costs.
      INTEREST EXPENSE increased $186,000 from last year due to higher overall borrowing rates.
      INCOME TAX benefit decreased $48,000 from last year due to lower pre-tax losses.
      MINORITY INTEREST represents approximately 3% of the net results from operations of the Company's Mexico subsidiary.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash flows from operating activities improved $1,141,000 in the first quarter of fiscal 2001, despite $1.3 million in net losses. The Company continued strict inventory management efforts initiated in fiscal 2000. Improved accounts payable management in the current year period also contributed to increased operating cash flows.
      The Company's investing activities included approximately $853,000 in purchases of property and equipment in the current period and $108,000 in the prior year. This is a higher level of purchases as compared with recent years, due to the Company's expansion of its Mexico manufacturing and consolidation into its new 300,000 square-foot facility. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements.
      The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The underlying loan and security agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate plus 0.75%, or the prevailing LIBOR rate plus 2.25%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has previously executed an interest rate swap agreement that effectively fixes the rate of interest on $8 million of the revolver debt at 8.98% through August 2005. The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection  with the  revolving  credit  facility.  The Company  has  previously executed an interest rate swap agreement that effectively fixes the rate of interest on approximately $700,000 of the term loan at 8.5% through May 2001.
      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company is presently in compliance with all such provisions, as amended. As of December 31, 2000, the Company had approximately $22 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $14 million in bank lines of credit ($10 million unused as of December 31, 2000) which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities.
      The Company also has outstanding $16.5 million of Senior Subordinated Notes valued at their face amount, due 2003. The notes bear interest at 13.5% through June 2002 and 12.25% through maturity in 2003. The Company has issued to noteholders warrants to purchase 300,000 shares of Company stock at $4.28 per share. The note agreement, as amended, contains provisions that limit the payment of dividends and require the maintenance of certain financial covenants and ratios. The Company is presently in compliance with all such provisions, as amended.
      The subordinated and senior debt have been classified, in accordance with their terms and management's expectations as to Company performance, as long-term in the accompanying consolidated financial statements. However, the Company cannot assure that it will be in compliance with all covenant provisions of its debt agreements in all future quarters and cannot assure that it will receive waivers or amendments of any such provisions should that occur.
     The Company entered into the aforementioned interest rate swap agreement to balance and manage overall interest rate exposure. The swaps are not presently expected to have a material effect on total interest expense over the term of the underlying agreements. (Also see Note 3 to Consolidated Financial Statements.)
      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. The Company repurchased 225,000 shares at a cost of $1.8 million in the quarter ended December 31, 1999. These repurchases were financed through the aforementioned and previous U.S. revolving line of credit facilities.
      The existing sources of financing and cash expected to be generated from future operations and / or asset sales would, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of it obligations. However, if future covenant violations occur with respect to its current financing arrangements, the Company may need to pursue other sources of financing to satisfy certain obligations before their due date.

FORWARD-LOOKING STATEMENTS
--------------------------

      The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the Company's ability to meet its loan covenants in the future and its current and anticipated obligations; the effects of interest rate swap agreements; management's expectation for savings from the restructuring and cost reduction program; the Company's ability to increase sales in its core businesses; its expectations as to the effect of new accounting pronouncements; and its expectations with regards to legal proceedings and environmental matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) manufacturing inefficiencies as a result of inventory management efforts, difficulties encountered with the consolidation and cost reduction program, increased competition, U.S. and foreign economic factors, environmental risks, foreign currency exchange risk and interest rate fluctuation risk, among others.

Item 3.
-------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

      As discussed elsewhere in this Form 10-Q, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
      The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 33% of the Company's fiscal 2000 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar would impact reported operating profit by $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
      In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of December 31, 2000, approximately 46% of total short and long-term debt is fixed, at rates between 8% and 13.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. Certain interest rate swaps, which expire in 2001 and 2005, fix the rate of interest on $8.7 million of this debt at approximately 9%. A change in the average prevailing interest rates of the remaining debt of 1% would not have a material effect upon the Company's results of operations or cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.     Exhibits and Reports on Form 8-K
-------     ---------------------------------

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

            (10) k.  Fourth  Modification  of Amended and Restated  Revolving
                      Credit Loan and Security Agreement. 8

            (10) l. Second Modification of Amended and Restated Term Loan Agreement. 8

            (10) m.  Amendment No. 2 to Note and Warrant Purchase Agreement. 8

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

7Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, file number 0-2655 filed in Washington, D.C.

8Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, file number 1-8689, filed in Washington, D.C.

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            DIXON TICONDEROGA COMPANY



                             Dated:     February 14, 2001
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     February 14, 2001
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance
                                        Chief Financial Officer


                             Dated:     February 14, 2001
                                        ---------------------------------

                             By:        /s/  John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller
                                        and Chief Accounting Officer