Form 10-Q
period 2001-03-31
DIXON TICONDEROGA CO
filed 2001-05-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on March 31, 2001, was 3,168,047.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                      Page
                                                                      ----
PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           March 31, 2001 and September 30, 2000                       3-4

           Consolidated Statements of Operations -- For The
           Three and Six Months Ended March 31, 2001 and 2000           5

           Consolidated Statements of Comprehensive Income (Loss)
           -- For The Three and Six Months Ended March 31, 2001
           and 2000                                                     6

           Consolidated Statements of Cash Flows -- For The
           Six Months Ended March 31, 2001 and 2000                     7

           Notes to Consolidated Financial Statements                  8-12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              13-15

Item 3.    Quantitative and Qualitative Disclosures About Market       16
           Risk

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders         17

Item 6.    Exhibits and Reports on Form 8-K                           17-19

           Signatures                                                  20

                         PART I - FINANCIAL INFORMATION

Item 1.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                              March 31, 2001      September 30,
                                               (Unaudited)             2000
                                              --------------      --------------

CURRENT ASSETS:
  Cash and cash equivalents                     $   300,842         $   448,452
  Receivables,   less   allowance  for
   doubtful  accounts of $1,402,557 at
   March 31,  2001 and  $1,418,908  at
   September 30, 2000                            29,419,970          30,881,626
  Inventories                                    38,852,127          36,215,931
  Other current assets                            5,635,390           4,171,064
                                              --------------      --------------

   Total current assets                          74,208,329          71,717,073
                                              --------------      --------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                             10,065,660          10,145,872
  Machinery and equipment                        16,126,843          16,054,327
  Furniture and fixtures                          1,706,204           1,654,404
                                              --------------      --------------
                                                 27,898,707          27,854,603
  Less accumulated depreciation                 (17,957,621)        (17,572,320)
                                              --------------      --------------
                                                  9,941,086          10,282,283
                                              --------------      --------------

OTHER ASSETS                                      5,037,108           4,718,379
                                              --------------      --------------
                                                $89,186,523         $86,717,735
                                              ==============      ==============

                                              March 31, 2001      September 30,
                                               (Unaudited)             2000
                                            ---------------       --------------

CURRENT LIABILITIES:
  Notes payable                               $  6,130,623        $  3,574,929
  Current maturities of long-term debt           7,140,767           7,135,198
  Accounts payable                               8,774,132           8,068,133
  Accrued liabilities                            7,956,912          10,056,935
                                            ---------------       --------------
   Total current liabilities                    30,002,434          28,835,195
                                            ---------------       --------------
LONG-TERM DEBT                                  32,562,315          30,210,410
                                            ---------------       --------------
DEFERRED INCOME TAXES AND OTHER                    797,827             177,248
                                            ---------------       --------------
MINORITY INTEREST                                  554,274             552,215
                                            ---------------       --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized
   100,000 shares, none issued                     --                  --
  Common stock, par $1, authorized 8,000,000
   shares; issued 3,710,309 shares               3,710,309           3,710,309
  Capital in excess of par value                 3,700,272           3,700,272
  Retained earnings                             25,157,019          26,147,547
  Accumulated comprehensive income (loss)       (3,776,043)         (3,093,577)
                                            ---------------       --------------
                                                28,791,557          30,464,551
  Less - treasury stock, at cost
   (542,262 shares)                             (3,521,884)         (3,521,884)
                                            ---------------       --------------
                                                25,269,673          26,942,667
                                            ---------------       --------------
                                              $ 89,186,523        $ 86,717,735
                                            ===============       ==============












           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                        2001           2000          2001           2000
                                        ----           ----          ----           ----
REVENUES                             $20,880,005    $22,392,291   $40,677,001    $42,017,436
                                     ------------   ------------  ------------   ------------
COST AND EXPENSES:
 Cost of goods sold                   13,272,116     14,689,101    27,203,304     28,424,972
 Selling and administrative expenses   6,774,480      7,091,565    13,571,748     14,338,943
 Provision for restructuring and
  related costs                          322,435           --         322,435           --
                                     ------------   ------------  ------------   ------------
                                      20,369,031     21,780,666    41,097,487     42,763,915
                                     ------------   ------------  ------------   ------------
GAIN ON SALE OF ASSETS                 1,202,448           --       1,202,448           --
                                     ------------   ------------  ------------   ------------
OPERATING INCOME (LOSS)                1,713,422        611,625       781,962       (746,479)
INTEREST EXPENSE                       1,178,708        988,508     2,297,717      1,921,545
                                     ------------   ------------  ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES
 (BENEFIT) AND MINORITY INTEREST         534,714       (376,883)   (1,515,755)    (2,668,024)
INCOME TAXES (BENEFIT)                   200,612       (156,830)     (527,589)      (933,013)
                                     ------------   ------------  ------------   ------------
                                         334,102       (220,053)     (988,166)    (1,735,011)
MINORITY INTEREST                         14,373         26,779         2,362         11,515
                                     ------------   ------------  ------------   ------------
NET INCOME (LOSS)                    $   319,729    $  (246,832)  $  (990,528)   $(1,746,526)
                                     ============   ============  ============   ============
EARNINGS (LOSS) PER COMMON SHARE:
 BASIC                               $      0.10    $      (.08)  $      (.31)   $      (.54)
                                     ============   ============  ============   ============
 DILUTED                             $      0.10    $      (.08)  $      (.31)   $      (.54)
                                     ============   ============  ============   ============
SHARES OUTSTANDING:
 BASIC                                 3,168,047      3,157,290     3,168,047      3,238,704
                                     ============   ============  ============   ============
 DILUTED                               3,168,492      3,157,290     3,168,047      3,238,704
                                     ============   ============  ============   ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            MARCH 31,                   MARCH 31,
                                    -------------------------   ---------------------------
                                      2001           2000           2001           2000
                                    -----------   -----------   -------------  ------------
NET INCOME (LOSS)                   $ 319,729     $ (246,832)   $   (990,528)  $(1,746,526)

OTHER COMPREHENSIVE INCOME (LOSS):

Cumulative   effect  adjustment  to
  recognize   fair  value  of  cash
  flow hedges                            --             --           (54,205)         --

Current   period    adjustment   to
  recognize   fair  value  of  cash
  flow hedges                        (119,233)          --          (276,948)         --

Foreign currency translation
  adjustments                         229,030        418,527        (351,313)      113,853
                                    -----------    -----------  --------------  ------------


COMPREHENSIVE INCOME (LOSS)         $ 429,526     $  171,695    $ (1,672,994)  $(1,632,673)
                                    ===========   ============  ============== =============























           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                        2001              2000
                                                   ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $    (990,528)    $ (1,746,526)
Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                         1,267,837        1,222,871
  Deferred taxes                                             --             89,937
  Provision for doubtful accounts receivable               43,801           77,057
  Gain on sale of assets                               (1,202,448)            --
  Loss attributable to foreign currency exchange           69,253            4,671
  Income attributable to minority interest                  2,362           11,515
  Changes in assets and liabilities:
   Receivables                                          1,149,469        3,133,725
   Inventories                                         (2,710,990)         339,144
   Other current assets                                  (527,113)         (79,793)
   Accounts payable and accrued liabilities              (376,634)      (4,206,991)
   Other assets                                          (327,638)         (97,017)
                                                   ----------------  ---------------
Net cash provided by (used in) operations              (3,602,629)      (1,251,407)
                                                   ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net        (1,508,385)        (372,918)
                                                   ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable                         2,521,412        1,841,265
Net proceeds from long-term debt                        2,426,615        1,647,164
Purchase of treasury stock                                   --         (2,016,510)
Exercise of stock options                                    --            168,624
Other non-current liabilities                              47,631          (25,459)
                                                   ----------------  ---------------
Net cash provided by (used in) financing
activities                                              4,995,658        1,615,084
                                                   ----------------  ---------------
Effect of exchange rate changes on cash                   (32,254)        (128,575)
                                                   ----------------  ---------------
Net decrease in cash and cash equivalents                (147,610)        (137,816)
Cash and cash equivalents, beginning of period            448,452          935,413
                                                   ----------------  ---------------
Cash and cash equivalents, end of period            $     300,842     $    797,597
                                                   ================  ===============
Supplemental Disclosures:
  Cash paid during the period:
   Interest                                         $   2,175,812     $  1,843,960
   Income taxes                                         1,452,010        1,374,554




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of March 31, 2001, and the results of their operations and cash flows for the six months ended March 31, 2001 and 2000, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

2.   Inventories:

     Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 2001 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                             March 31,    September 30,
                                               2001           2000
                                           ------------   -------------
     Raw materials                           $13,861         $12,839
     Work in process                           3,639           3,656
     Finished goods                           21,352          19,721
                                           ------------   -------------
                                             $38,852         $36,216
                                           ============   =============

3.   Effect of new accounting pronouncement:

     On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities". The Company now records the fair value of interest rate swaps designated as cash flow hedges in other liabilities with the offset to the other comprehensive income (loss) component of shareholders' equity. At adoption, the Company recorded its interest rate swaps designated as cash flow hedges with a fair value of $86,314 in other liabilities. Other comprehensive loss was increased $54,205 (net of tax benefit of $32,109) as a cumulative effect adjustment for an accounting change. During the period ended March 31, 2001, the Company also recognized an adjustment to the fair value of these cash flow hedges of $441,001 in other liabilities. Other comprehensive loss was increased $276,948 (net of tax benefit of $164,053) during this period.

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

     SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a cash flow hedge (such as the Company's interest rate swap agreements), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of the change in fair values.

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

4.   Contingencies:

     The Company, in the normal course of business, is a party in certain litigation. In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million plus prejudgment interest. All Company appeals were denied and in 1998, the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and a legal malpractice action against its former attorney. In 2000, the Company reached settlements with its insurers and all amounts recovered were reflected in fiscal 2000 financial statements ($167,000 through March 31, 2000). In 1999, the malpractice suit was dismissed and the Company has appealed the decision.

     The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

5.   RESTRUCTURING AND RELATED COSTS:

     During the fourth quarter of fiscal 2000, the Company provided approximately $1,435,000 of impairment and restructuring related costs in connection with Phase 2 of its Restructuring and Cost Reduction Program, which includes further consolidation of certain U.S. manufacturing processes, the consolidation of its Mexico operations into a new leased facility and personnel reductions in manufacturing, sales, marketing and corporate activities. An additional 170 employees (principally plant workers) are affected by the second phase of the program. The carrying amount of property held for disposal under Phase 2 of the program is $1.1 million. Management expects to dispose of this additional property by June 2001 without material gain or loss.

     The Phase 2 restructuring and impairment related charges and subsequent utilization through March 31, 2001 are summarized below (in thousands):

                                                   2000        Utilized
                                               Restructuring   through      Balance
                                               and Related     March 31,   at March 31,
                                                 Charges         2001         2001
                                               -------------  -----------  -----------
       Employee severance and related costs      $   967        $ (422)      $ 545
        costs

       Anticipated losses from the sale or
        abandonment of property and equipment        468          (299)        169
                                               -------------  -----------  -----------
                                                 $ 1,435        $ (721)      $ 714
                                               =============  ===========  ===========

     In addition, during the quarter, the Company incurred $322,000 in costs associated with the disposal of property remaining from its prior phase of restructuring.

6.   STOCK REPURCHASE PROGRAM:

     In March 1999, the Company's Board of Directors approved a Stock Repurchase Program, authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. In the period ended March 31, 2000, the Company repurchased 260,000 shares at a cost of approximately $2 million.

7.   LINE OF BUSINESS REPORTING:

     The Company reports information about its operating segments under the "management approach". The management approach is based on the manner in which management reports segment information within the Company for making operating decisions and assessments.

     The Company has two principal business segments - its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of March 31, 2001 and 2000, and for the quarters then ended (in thousands):

                                         Consumer     Industrial
                                           Group         Group         Total
                                        ------------  ------------  ------------
      Net revenues:

      Three months ended:
      March 31, 2001                     $ 18,727       $  2,153      $20,880
      March 31, 2000                       19,395          2,997       22,392

      Six months ended:
      March 31, 2001                     $ 35,969       $  4,708      $40,677
      March 31, 2000                       35,746          6,271       42,017

                                         Consumer     Industrial
                                           Group         Group         Total
                                        ------------  ------------  ------------
      Income (loss) before interest,
       taxes and minority interest:

      Three months ended:
      March 31, 2001                     $  1,525       $   (238)     $ 1,287
      March 31, 2000                        1,246             10        1,256

      Six months ended:
      March 31, 2001                     $  1,450       $   (473)     $   977
      March 31, 2000                          671           (148)         523

A reconciliation of income (loss) before interest, taxes and minority interest to net income (loss) follows (in thousands):

                                          Three Months Ended March 31, 2001
                                    --------------------------------------------
                                    Consumer    Industrial               Total
                                      Group       Group     Corporate   Company
                                    ----------- ---------- ---------- ----------
    Income (loss) before interest,
     taxes and minority interest     $ 1,525     $  (238)   $   426    $ 1,713
    Interest expense                    (875)       (109)      (195)    (1,179)
    Income tax benefit(expense)         (232)         96        (64)      (200)
    Minority interest                    (14)        --        --          (14)
                                    ----------- ---------- ---------- ----------
    Net income (loss)                $   404     $  (251)   $   167    $   320
                                    =========== ========== ========== ==========


                                           Six Months Ended March 31, 2001
                                    --------------------------------------------
                                    Consumer    Industrial               Total
                                      Group       Group     Corporate   Company
                                    ----------- ---------- ---------- ----------
    Income (loss) before interest,
     taxes and minority interest     $ 1,450     $  (473)   $  (195)   $   782
    Interest expense                  (1,689)       (218)      (391)    (2,298)
    Income tax benefit                    61         252        214        527
    Minority interest                     (2)        --        --           (2)
                                    ----------- ---------- ---------- ----------
    Net loss                         $  (180)    $  (439)   $  (372)   $  (991)
                                    =========== ========== ========== ==========


                                          Three Months Ended March 31, 2000
                                    --------------------------------------------
                                    Consumer    Industrial               Total
                                      Group       Group     Corporate   Company
                                    ----------- ---------- ---------- ----------
    Income (loss) before interest,
     taxes and minority interest     $ 1,246     $    10    $  (644)   $   612
    Interest expense                    (700)        (98)      (191)      (989)
    Income tax benefit (expense)        (166)         31        292        157
    Minority interest                    (27)        --         --         (27)
                                    ----------- ---------- ---------  ----------
    Net income (loss)                $   353     $   (57)   $  (543)   $  (247)
                                    =========== ========== ========== ==========


                                           Six Months Ended March 31, 2000
                                    --------------------------------------------
                                    Consumer    Industrial               Total
                                      Group       Group     Corporate   Company
                                    ----------- ---------- ---------- ----------
    Income (loss) before interest,
     taxes and minority interest     $   671     $  (148)   $(1,269)   $  (746)
    Interest expense                  (1,314)       (207)      (401)    (1,922)
    Income tax benefit                   286         114        533        933
    Minority interest                    (12)        --         --         (12)
                                    ----------- ---------- ---------- ----------
    Net loss                         $  (369)    $  (241)   $(1,137)   $(1,747)
                                    =========== ========== ========== ==========

     Corporate income (loss) before interest, taxes and minority interest includes a net gain on sale of assets of $1,202 and restructuring costs of $322 in the March 31, 2001 periods. Certain corporate expenses have been allocated based upon respective segment sales. Interest expense (where not specifically identified) has been allocated based upon identifiable assets by segment. Income taxes are determined based upon the respective effective tax rates.

8.   GAIN ON SALE OF ASSETS:

     In January 2001, the Company sold certain idle real estate in Burnet County, Texas. Under the terms of the sales contract, the buyer also assumed certain related obligations previously retained by the Company under its 1999 sale of its graphite and lubricants business. The transaction resulted in an aggregate net pre-tax gain of approximately $1.2 million.

9.   LONG TERM DEBT

     At March 31, 2001, the Company did not meet one of the financial ratio requirements of the loan and security agreement. In May 2001, the agreement was amended to revise this financial ratio requirement through September 30, 2001 to be less restrictive and to provide for an increase in the facility fees by $5,000 per month. The Company is presently in compliance with all provisions of the loan agreement, as amended.

Item 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     REVENUES for the quarter ended March 31, 2001, decreased $1,512,000 from the same quarter last year. The changes by segment are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)        --------------------------
                            (in thousands)      Total    Volume  Price/Mix
                            --------------      -----    ------  ---------
         U.S. Consumer       $     584            6        7        (1)
         Foreign Consumer       (1,252)         (14)     (16)        2
         Industrial               (844)         (28)     (29)        1

     U.S. Consumer revenue increased principally in the educational market as certain wholesalers deferred shipments from December 2000 into early 2001. Foreign Consumer revenues decreased primarily in the Mexico retail market. The 2000 quarter benefited from higher than normal orders from Mexico retailers and wholesalers that were held over from prior periods. Industrial revenue decreased due to weakness in the manufacturing industries served by the Refractories division.
     Revenues for the six months ended March 31, 2001, decreased $1,340,000 from the same quarter last year. The changes by segment are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)        --------------------------
                            (in thousands)      Total    Volume  Price/Mix
                            --------------      -----    ------  ---------
         U.S. Consumer       $     (58)          --       --        --
         Foreign Consumer          281            2        1         1
         Industrial             (1,563)         (25)     (26)        1


     U.S. Consumer revenue was flat with increases in the educational market being offset by decreases in other markets. Foreign Consumer increased principally in Mexico with large retailers and wholesalers. Industrial revenue decreased in the Refractories division as discussed above.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is also managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.
     OPERATING INCOME increased $1,101,000 over the same quarter last year, including a net gain on sale of assets of $1,202,000 and restructuring costs of $322,000. U.S. Consumer increased $687,000 as a result of lower selling and distribution costs, as well as ongoing consolidation and cost reduction efforts that resulted in improved manufacturing efficiencies. This improvement contributed to lower overall cost of goods sold during the March 2001 quarter (63.6% of sales as compared to 65.6% in the prior year quarter). Foreign
Consumer decreased $408,000, primarily in Mexico, due to lower revenues. Industrial decreased $248,000 on lower revenues and higher energy costs.

Corporate administrative costs decreased $190,000 as lower salaries and fringes from cost reduction initiatives more than offset non-recurring legal expense recoveries of $167,000 in the prior year period.
     Operating income for the six months ended March 31, 2001 increased $1,528,000 over the prior period reflecting the aforementioned gain on sale of assets and restructuring costs. U.S. Consumer increased $932,000 primarily due to lower costs from consolidation and cost reduction efforts, as well as lower sales and distribution expenses. Foreign Consumer decreased $154,000, primarily due to start-up costs associated with the new Mexico facility. Industrial decreased $325,000 on lower revenues and higher energy costs. Corporate administrative costs decreased $194,000 as lower salaries and fringes more than offset the aforementioned legal recoveries in the prior year period.
     INTEREST EXPENSE increased $190,000 and $376,000 in the quarter and six months ended March 31, 2001, respectively, primarily due to higher borrowings in Mexico to finance the consolidation of manufacturing facilities.
     INCOME TAX increased $357,000 and $405,000 from the same quarter and six months last year, respectively, due to the improvement in before tax income
(loss).
     MINORITY INTEREST represents approximately 3% of the results from operations of the Company's Mexico subsidiary.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash flows used in operating activities in the first six months of fiscal 2001 were approximately $3.6 million as compared with only $1.25 million in the prior year period. Accounts receivable increased over the prior year due to increased sales in U.S. market channels and in Mexico where traditionally longer customer payment terms are provided. Additionally, inventories increased due to the manufacturing consolidation efforts in Mexico and as the Company prepares for its back-to-school shipping season. These factors were partially offset by improved accounts payable management in the current year period.
      The Company's investing activities included approximately $1.5 million in purchases of property and equipment in the current period compared to $0.4 million in the prior year. This is a higher level of purchases as compared with recent years, due to the Company's expansion of its Mexico manufacturing and consolidation into its new leased 300,000 square-foot facility. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements.
     The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The underlying loan and security agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at the prime rate plus 0.75% or the prevailing LIBOR rate plus 2.25%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has previously executed an interest rate swap agreement that effectively fixes the rate of interest on $8 million of the revolver debt at 8.98% through August 2005. The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. At March 31, 2001, the Company did not meet one of the financial ratio requirements. In May 2001, the agreement was amended to revise one financial ratio requirement through September 30, 2001 to be less restrictive and to provide for the increase in the facility fees by $5,000 per month. The Company is presently in compliance with all such provisions, as amended. As of March 31, 2001, the Company had approximately $19 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $17 million in bank lines of credit ($11 million unused as of March 31, 2001) which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities.
     The Company also has outstanding $16.5 million of Senior Subordinated Notes valued at their face amount, due 2003. The notes bear interest at 13.5% through June 2002 and 12.25% through maturity in 2003. The Company has issued to noteholders warrants to purchase 300,000 shares of Company stock at $4.28 per share. The note agreement, as amended, contains provisions that limit the payment of dividends and require the maintenance of certain financial covenants and ratios. The Company is presently in compliance with all such provisions, as amended.
     The subordinated and senior debts have been classified, in accordance with their terms and management's expectations as to Company performance, as long-term in the accompanying consolidated financial statements. However, the Company cannot assure that it will be in compliance with all covenant provisions of its debt agreements in all future quarters and cannot assure that it will receive waivers or amendments of any such provisions should that occur.
     The Company entered into the aforementioned interest rate swap agreement to balance and manage overall interest rate exposure. The swaps are not presently expected to have a material effect on total interest expense over the term of the underlying agreements. (Also see Note 3 to Consolidated Financial Statements.)
     In March 1999, the Company's Board of Directors approved a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. The Company repurchased 260,000 shares at a cost of $2 million in the period ended March 31, 2000. These repurchases were financed through the aforementioned and previous U.S. revolving line of credit facilities.
     The existing sources of financing and cash expected to be generated from future operations and / or asset sales should, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of it obligations. However, if future covenant violations occur with respect to its current financing arrangements, the Company may need to pursue other sources of financing to satisfy certain obligations before their due date.
     In September 2000, First Union Securities was engaged to advise and assist the Company in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions and/or other measures designed to maximize shareholder value. These activities are ongoing.


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

Item 3.
-------


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     As discussed elsewhere in this Form 10-Q, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 33% of the Company's fiscal 2000 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar would impact reported operating profit by $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of March 31, 2001, approximately 54% of total short and long-term debt is fixed, at rates between 7.2% and 13.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. Certain interest rate swaps, which expire in 2001 and 2005, fix the rate of interest on $8 million of this debt at approximately 9%. A change in the average prevailing interest rates of the remaining debt of 1% would not have a material effect upon the Company's results of operations or cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining variable interest rate factor.

                           PART II. OTHER INFORMATION


Item 4.   Sumission of Matters to a Vote of Security Holder
-------

a. The Annual Meeting of Shareholders of Dixon Ticonderoga Company was held on March 9, 2001.

b. The following members of the Board of Directors were elected to serve until the 2004 Annual Meeting or until their successors are elected and qualified:

                                For           Against         Abstained
                            ------------   --------------  ---------------

          Gino N. Pala        2,632,574       93,335              0

          Richard F. Joyce    2,613,618      112,291              0

          John Ritenour       2,632,574       93,335              0


Item 6.   Exhibits and Reports on Form 8-K
-------

(a)     Exhibits
---     --------

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



                            DIXON TICONDEROGA COMPANY


                             Dated:     May 14, 2001
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     May 14, 2001
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance
                                        Chief Financial Officer


                             Dated:     May 14, 2001
                                        ---------------------------------

                             By:        /s/ John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer