Form 10-Q
period 2001-06-30
DIXON TICONDEROGA CO
filed 2001-08-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on June 30, 2001, was 3,177,463.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                      Page

PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           June 30, 2001 and September 30, 2000                        3-4

           Consolidated Statements of Operations -- For The
           Three and Nine Months Ended June 30, 2001 and 2000           5

           Consolidated Statements of Comprehensive Income
           (Loss) -- For The Three and Nine Months Ended June           6
           30, 2001 and 2000

           Consolidated Statements of Cash Flows -- For The
           Nine Months Ended June 30, 2001 and 2000                     7

           Notes to Consolidated Financial Statements                  8-13

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              14-17

Item 3.    Quantitative and Qualitative  Disclosures About Market      18
           Risk

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                           19-20

           Signatures                                                  21

                         PART I - FINANCIAL INFORMATION

Item 1.
-------

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                             June 30, 2001      September 30,
                                              (Unaudited)          2000
                                             --------------   --------------

CURRENT ASSETS:
  Cash and cash equivalents                  $    429,865     $    448,452
  Receivables,    less    allowance   for
   doubtful  accounts  of  $1,515,648  at
   June  30,  2001  and   $1,418,908   at
   September 30, 2000                          42,021,442       30,881,626
  Inventories                                  38,270,820       36,215,931
  Other current assets                          2,616,520        4,171,064
                                             --------------   --------------

    Total current assets                       83,338,647       71,717,073
                                             --------------   --------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                            9,999,378       10,145,872
  Machinery and equipment                      16,657,068       16,054,327
  Furniture and fixtures                        1,727,903        1,654,404
                                             --------------   --------------
                                               28,384,349       27,854,603

  Less accumulated depreciation               (17,823,513)     (17,572,320)
                                             --------------   --------------
                                               10,560,836       10,282,283
                                             --------------   --------------
OTHER ASSETS                                    6,628,596        4,718,379
                                             --------------   --------------
                                             $100,528,079     $ 86,717,735
                                             ==============   ==============

                                             June 30, 2001      September 30,
                                              (Unaudited)          2000
                                             --------------   --------------
CURRENT LIABILITIES:
  Notes payable                              $ 10,567,952     $  3,574,929
  Current maturities of long-term debt         40,836,733        7,135,198
  Accounts payable                              9,848,273        8,068,133
  Accrued liabilities                           7,877,832       10,056,935
                                             --------------   --------------
   Total current liabilities                   69,130,790       28,835,195
                                             --------------   --------------
LONG-TERM DEBT                                  2,052,179       30,210,410
                                             --------------   --------------
DEFERRED INCOME TAXES AND OTHER                   873,937          177,248
                                             --------------   --------------
MINORITY INTEREST                                 612,109          552,215
                                             --------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized 100,000
   shares, none issued                                --               --
  Common stock, par $1, authorized
   8,000,000 shares; issued 3,710,309 shares    3,710,309        3,710,309
  Capital in excess of par value                3,670,135        3,700,272
  Retained earnings                            26,573,431       26,147,547
  Accumulated comprehensive  income (loss)     (2,634,077)      (3,093,577)
                                             --------------   --------------
                                               31,319,798       30,464,551
  Less - treasury stock, at cost (532,846
   shares at June 30, 2001 and 542,262
   shares at September 30, 2000)               (3,460,734)      (3,521,884)
                                             --------------   --------------

                                               27,859,064       26,942,667
                                             --------------   --------------

                                             $100,528,079     $ 86,717,735
                                             ==============   ==============








         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE AND NINE MONTHS ENDED JUNE, 2001 AND 2000


                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                        2001           2000          2001           2000
                                        ----           ----          ----           ----

REVENUES                             $31,409,776    $33,389,698   $72,086,777    $75,407,134
                                     ------------   ------------  ------------   ------------

COST AND EXPENSES:
 Cost of goods sold                   20,271,737     20,726,278    47,475,041     49,151,250
 Selling and administrative expenses   7,174,163      9,174,811    20,745,911     23,513,754
 Provision for restructuring
  and related costs                      440,553            --        762,988            --
                                     ------------   ------------  ------------   ------------
                                      27,886,453     29,901,089    68,983,940     72,665,004
                                     ------------   ------------  ------------   ------------

GAIN ON SALE OF ASSETS                       --             --      1,202,448            --
                                     ------------   ------------  ------------   ------------

OPERATING INCOME                       3,523,323      3,488,609     4,305,285      2,742,130

INTEREST EXPENSE                       1,280,950      1,168,266     3,578,667      3,089,811
                                     ------------   ------------  ------------   ------------

INCOME (LOSS) BEFORE INCOME
  TAXES (BENEFIT) AND MINORITY
  INTEREST                             2,242,373      2,320,343       726,618       (347,681)

INCOME TAXES (BENEFIT)                   795,228        761,978       267,639       (171,035)
                                     ------------   ------------  ------------   ------------
                                       1,447,145      1,558,365       458,979       (176,646)

MINORITY INTEREST                         30,733         43,656        33,095         55,171
                                     ------------   ------------  ------------   ------------

NET INCOME (LOSS)                    $ 1,416,412    $ 1,514,709   $   425,884    $  (231,817)
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON SHARE:
    BASIC                            $       .45    $       .48   $       .13    $      (.07)
                                     ============   ============  ============   ============

    DILUTED                          $       .45    $       .48   $       .13    $      (.07)
                                     ============   ============  ============   ============

SHARES OUTSTANDING:
    BASIC                              3,174,324      3,164,461     3,169,616      3,213,458
                                     ============   ============  ============   ============

    DILUTED                            3,178,999      3,164,461     3,171,120      3,213,458
                                     ============   ============  ============   ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                     COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                          -------------------------   ---------------------------
                                            2001           2000           2001           2000
                                          -----------   -----------   -------------  ------------

NET INCOME (LOSS)                         $ 1,416,412   $ 1,514,709   $   425,884    $  (231,817)

OTHER COMPREHENSIVE INCOME (LOSS):

Cumulative effect adjustment to
 recognize fair value of cash flow hedges         --            --        (54,205)           --

Current period adjustment to recognize
 fair value of cash flow hedges                43,863           --       (233,085)           --

Foreign currency translation adjustments    1,098,103    (1,040,009)      746,790       (926,156)
                                          -----------   -----------   -------------  ------------

COMPREHENSIVE INCOME (LOSS)               $ 2,558,378   $   474,700   $   885,384    $(1,157,973)
                                          ===========   ===========   =============  ============






















           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                        2001              2000
                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                   $   425,884       $  (231,817)
Adjustment to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                        1,849,141         1,929,921
 Deferred taxes                                          49,681            89,451
 Provision for doubtful accounts receivable             154,048           205,811
 Gain on sale of assets                              (1,202,448)              --
 (Gain) loss attributable to foreign currency
  exchange                                             (231,909)          210,251
 Income attributable to minority interest                33,095            55,171
 Changes in assets and liabilities:
  Receivables                                       (10,595,201)      (11,342,051)
  Inventories                                        (1,507,486)        1,347,758
  Other current assets                                 (262,095)         (198,813)
  Accounts payable and accrued liabilities              591,220         1,379,791
  Other assets                                         (205,671)         (567,191)
                                                   ----------------  ---------------
Net cash used in operations                         (10,901,741)       (7,121,718)
                                                   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment, net      (2,639,342)       (1,053,037)
Proceeds on sale of assets, net                       1,034,028               --
                                                   ----------------  ---------------
Net cash used in investing activities                (1,605,314)       (1,053,037)
                                                   ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable                       6,517,076         4,209,351
Net proceeds from long-term debt                      5,696,430         6,025,643
Exercise of stock options                                   --            168,844
Sales (purchases) of treasury stock                      31,013        (1,979,936)
Other non-current liabilities                           (22,036)          (31,803)
                                                   ----------------  ---------------
Net cash provided by financing activities            12,222,483         8,392,099
                                                   ----------------  ---------------
Effect of exchange rate changes on cash                 265,985           (87,256)
                                                   ----------------  ---------------
Net increase (decrease) in cash and cash
 equivalents                                            (18,587)          130,088

Cash and cash equivalents, beginning of period          448,452           935,413
                                                   ----------------  ---------------
Cash and cash equivalents, end of period            $   429,865       $ 1,065,501
                                                   ================  ===============
Supplemental Disclosures:
  Cash paid during the period:
   Interest                                         $ 3,893,169       $ 2,488,238
   Income taxes                                       1,872,223         1,149,155

      During the nine months ended June 30, 2001, the Company accepted a note receivable of $1,640,000 as partial consideration for the sale of certain assets.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION:

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary for the fair presentation of the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 2001, and the results of their operations and cash flows for the nine months ended June 30, 2001 and 2000, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

2.    INVENTORIES:

      Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 2001 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):

                                              June 30,    September 30,
                                               2001           2000
                                           ------------   -------------
      Raw materials                         $ 13,480        $ 12,839
      Work in process                          4,953           3,656
      Finished goods                          19,838          19,721
                                           ------------   -------------
                                            $ 38,271        $ 36,216
                                           ============   =============

3.    EFFECT OF CERTAIN NEW ACCOUNTING PRONOUNCEMENTS:

      On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities". The Company now records the fair value of interest rate swaps designated as cash flow hedges in other liabilities with the offset to the other comprehensive income (loss) component of shareholders' equity. At adoption, the Company recorded its interest rate swaps designated as cash flow hedges with a fair value of $86,314 in other liabilities. Other comprehensive loss was increased $54,205 (net of tax benefit of $32,109) as a cumulative effect adjustment for an accounting change. During the period ended June 30, 2001, the Company also recognized an adjustment to the fair value of these cash flow hedges of $371,156 in other liabilities. Other comprehensive loss was increased $233,085 (net of tax benefit of $138,071) during this period.

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

      The Company has entered into interest rate swap agreements that effectively convert $8 million of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair values of interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and other relevant factors.

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be effective for the Company in fiscal 2003. Management does not expect these standards, when implemented, to have a material effect on its future results of operations or financial position.

4.    CONTINGENCIES:

      The Company, in the normal course of business, is a party in certain litigation. In April 1996, the Superior Court of New Jersey in Hudson County found the Company responsible for $1.94 million plus prejudgment interest. All Company appeals were denied and in 1998, the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and a legal malpractice action against its former attorney. In 2000, the Company reached settlements with its insurers and all amounts recovered were reflected in the fiscal 2000 financial statements as a reduction in selling and administrative expenses ($564,000 through June 30, 2000). In June 2001, the Company reached a settlement in the malpractice suit for an additional $575,000 reflected as a reduction in selling and administrative expenses.

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

5.    RESTRUCTURING AND RELATED COSTS:

      During the fourth quarter of fiscal 2000, the Company provided approximately $1,435,000 of impairment and restructuring related costs in connection with Phase 2 of its Restructuring and Cost Reduction Program, which includes further consolidation of certain U.S. manufacturing processes, the consolidation of its Mexico operations into a new leased facility and personnel reductions in manufacturing, sales, marketing and corporate activities. An additional 170 employees (principally plant workers) are affected by the second phase of the program. The carrying amount of property held for disposal under Phase 2 of the program was $1.1 million and this additional property was disposed of in 2001 without material gain or loss.

      The Phase 2 restructuring and impairment related charges and subsequent utilization through June 30, 2001 are summarized below (in thousands):

                                                    Accrued    Utilized     Accrued
                               2000                Liability  Fiscal 2001  Liability
                          Restructuring  Utilized  Balance at   Through    Balance at
                           and Related  In Fiscal September 30, June 30,    June 30,
                             Charges       2000       2000        2001        2001
                           ------------  ---------  ---------  -----------  ---------
        Employee severance
          and related costs  $  967       $ (161)   $  806      $  (286)     $ 520

        Anticipated losses
         from the sale or
         abandonment of
         property and
         equipment              468         (156)      312         (215)        97
                           ------------  ---------  ---------  -----------  ---------
                             $1,435       $ (317)   $1,118      $  (501)     $ 617
                           ============  =========  =========  ===========  =========

      In addition, the Company incurred $64,000 and $386,000 in costs associated with the disposal of property remaining from its prior phase of restructuring in the quarter and nine months ended June 30, 2001, respectively. Moreover, in the June 30, 2001 quarter, the Company incurred $377,000 in Mexico for the consolidation of operations into a new facility.

6.    STOCK REPURCHASE PROGRAM:

      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program, authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. In the period ended June 30, 2000, the Company repurchased 260,000 shares at a cost of approximately $2 million.

7.    LINE OF BUSINESS REPORTING:

      The Company reports information about its operating segments under the "management approach". The management approach is based on the manner in which management reports segment information within the Company for making operating decisions and assessments.

      The Company has two principal business segments - its Consumer Group and Industrial Group. The following information sets forth certain data pertaining to each line of business as of June 30, 2001 and 2000, and for the three months and nine months then ended (in thousands):

                                          Consumer      Industrial
                                            Group         Group         Total
                                        ------------  ------------  ------------
        Net revenues:

        Three months ended:
        June 30, 2001                      $28,996        $2,414       $31,410
        June 30, 2000                       30,619         2,771        33,390

        Nine months ended:
        June 30, 2001                      $64,965        $7,122       $72,087
        June 30, 2000                       66,364         9,043        75,407

        Income before interest, taxes and minority interest:

        Three months ended:
        June 30, 2001                       $3,655         $(116)       $3,539
        June 30, 2000                        3,923           222         4,145

        Nine months ended:
        June 30, 2001                       $5,104         $(589)       $4,515
        June 30, 2000                        4,594            73         4,667


      A reconciliation of income (loss) before interest, taxes and minority interest to net income follows (in thousands):

                                         Three Months Ended June 30, 2001
                                    --------------------------------------------
                                    Consumer    Industrial               Total
                                      Group       Group     Corporate   Company
                                    ----------- ---------- ---------- ----------
         Income (loss) before
          interest, taxes and
          minority interest            $3,655     $ (116)    $  (16)    $3,523
         Interest expense              (1,001)      (108)      (172)    (1,281)
         Income tax benefit
          (expense)                      (909)        62         52       (795)

         Minority interest                (31)        --         --        (31)
                                    ----------- ---------- ---------- ----------

         Net income (loss)             $1,714    $ (162)     $ (136)    $1,416
                                    =========== ========== ========== ==========

                                         Nine Months Ended June 30, 2001
                                    --------------------------------------------
                                    Consumer    Industrial               Total
                                      Group       Group     Corporate   Company
                                    ----------- ---------- ---------- ----------
         Income (loss) before
          interest, taxes and
          minority interest            $5,104     $ (589)  $   (210)    $4,305
         Interest expense              (2,690)      (326)      (562)    (3,578)
         Income tax benefit
          (expense)                      (848)       314        266       (268)

         Minority interest                (33)       --         --         (33)
                                    ----------- ---------- ---------- ----------

         Net income (loss)             $1,533     $ (601)    $ (506)     $ 426
                                    =========== ========== ========== ==========

                                         Three Months Ended June 30, 2000
                                    --------------------------------------------
                                    Consumer    Industrial               Total
                                      Group       Group     Corporate   Company
                                    ----------- ---------- ---------- ----------
         Income (loss) before
          interest, taxes and
          minority interest            $3,734      $ 222     $ (467)    $3,489
         Interest expense                (879)       (97)      (192)    (1,168)
         Income tax benefit
          (expense)                      (939)       (68)       245       (762)

         Minority interest                (44)       --         --         (44)
                                    ----------- ---------- ---------- ----------

         Net income (loss)             $1,872      $  57     $ (414)    $1,515
                                    =========== ========== ========== ==========

                                         Nine Months Ended June 30, 2000
                                    --------------------------------------------
                                    Consumer    Industrial               Total
                                      Group       Group     Corporate   Company
                                    ----------- ---------- ---------- ----------
         Income (loss) before
          interest, taxes and
          minority interest            $4,252      $  73    $(1,583)    $2,742
         Interest expense              (2,273)      (275)      (542)    (3,090)
         Income tax benefit
          (expense)                      (626)         6        791        171

         Minority interest                (55)       --         --         (55)
                                    ----------- ---------- ---------- ----------

         Net income (loss)             $1,298     $ (196)   $(1,334)    $ (232)
                                    =========== ========== ========== ==========

      Consumer Group income (loss) before interest, taxes and minority interest includes restructuring costs of $377 in the June 30, 2001 periods. Corporate income (loss) before interest, taxes and minority interest includes a pre-tax gain on sale of assets of $1,202 in the nine months ended June 30, 2001 and restructuring costs of $64 and $386 in the quarter and nine months ended June 30, 2001, respectively. Certain corporate expenses have been allocated based upon respective segment sales. Interest expense (where not specifically identified) has been allocated based upon identifiable assets by segment. Income taxes are determined based upon the respective tax rates effective during the periods. Certain corporate expense allocations in the June 2000 periods have been reclassified to conform to the current period's presentation.

8.    GAIN ON SALE OF ASSETS:

      In January 2001, the Company sold certain idle real estate in Burnet County, Texas. Under the terms of the sales contract, the buyer assumed certain related obligations retained by the Company under its 1999 sale of its graphite and lubricants business. The transaction resulted in an aggregate net pre-tax gain of approximately $1.2 million.

      In May 2001, the Company also sold an idle building in Deer Lake, Pennsylvania for approximately $1.8 million (net of closing costs) including a note receivable in the amount of $1.64 million. The note bears interest at 10% and is due in May 2006. The transaction resulted in no net gain or loss.

      In addition, in June 2001, the Company finalized a sale of an idle building in Mexico for approximately $1.1 million in cash resulting in no material gain or loss.

9.    LONG-TERM DEBT:

      In May 2001, the Company's loan and security agreement with its primary lenders was amended to revise the leverage ratio requirement through September 30, 2001 to be less restrictive and to provide for an increase in the facility fees by $5,000 per month. As of June 30, 2001, the Company was not in compliance with the amended leverage ratio requirement and in August 2001, this financial covenant was waived through September 15, 2001 by the lenders. The Company is presently in compliance with all other provisions of the loan agreement, as amended. However, the Company cannot assure that it will be in compliance with the aforementioned financial covenant after September 15, 2001, or that it will continue to receive waivers or amendments of this or any other covenants and, accordingly, has classified the debt with its primary lenders as current maturities of long-term debt in the accompanying consolidated balance sheet as of June 30, 2001.

      In addition, should the Company not obtain a waiver beyond September 15, 2001, its primary lenders may prohibit the payment of $5.5 million in principal due to subordinated noteholders on September 27, 2001. If the Company is precluded by its primary lenders from making this payment, the Company would become in default under the subordinated note agreement. The Company cannot assure that it will be in compliance with the financial covenants of its subordinated note agreement or that it will not be prohibited from making the September payment and, accordingly, has classified its subordinated notes as current maturities of long-term debt in the accompanying consolidated balance sheet as of June 30, 2001.

Item 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

      REVENUES for the quarter ended June 30, 2001, decreased $1,980,000 from the same quarter last year. The changes by segment are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)        --------------------------
                            (in thousands)      Total    Volume  Price/Mix
                            --------------      -----    ------  ---------
         U.S. Consumer        $ (863)            (5)       (4)      (1)
         Foreign Consumer       (760)            (6)      (16)      10
         Industrial             (357)           (12)      (14)       2


      U.S. Consumer decreased principally in the mass market channels where competitive pressures from large suppliers are the greatest. These volume decreases were partially offset by increases in the traditional educational market. Foreign Consumer revenue decreased in Mexico and Canada, primarily due to lower demand from large retail customers. These volume decreases were, however, partially offset by Mexico price increases during the quarter.
Industrial revenue decreased due to continued weakness in the manufacturing industries served by the Refractories division. Revenues for the nine months ended June 30, 2001, decreased $3,320,000 from the same period last year. The changes by segment are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)        --------------------------
                            (in thousands)      Total    Volume  Price/Mix
                            --------------      -----    ------  ---------
         U.S. Consumer        $ (921)            (3)       (3)       -
         Foreign Consumer       (478)            (2)      (11)       9
         Industrial           (1,921)           (21)      (22)       1

      The decrease in revenues is due to many of the same factors discussed above. U.S. Consumer principally decreased in the mass and commercial markets, partially offset by strong increases in the educational market. Foreign Consumer revenue principally decreased in the Canada retail market. Industrial Revenue decreased due to ongoing weak demand in the industries that utilize refractory products.
      While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is also managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.

      OPERATING INCOME increased $35,000 over the same quarter last year, after reflecting a decrease from $441,000 in charges for restructuring, primarily in Mexico for the consolidation of its operations. The effect of the aforementioned revenue decreases as well as lower U.S. gross profit margins were more than offset by increased manufacturing efficiencies and lower selling, distribution and corporate costs. Lower gross margins on certain U.S. mass market business and low profit margins in the Refractories division contributed to higher cost of sales during the June 2001 quarter (64.5% of sales as compared to 62.0% in the prior year quarter). However, lower selling, distribution and corporate administrative expenses (salaries, fringes, legal and professional fees)
contributed to significantly lower total selling and administrative expenses during the June 2001 quarter (22.8% of sales as compared to 27.5% in the prior year quarter).
      Operating  income  for the  nine  months  ended  June 30,  2001  increased
$1,563,000 over the prior period including a net gain on sale of assets of $1,202,000 and after deducting restructuring costs of $763,000. U.S. Consumer increased $1,510,000 primarily due to lower costs from consolidation and cost reduction efforts, as well as lower sales and distribution expenses. Foreign Consumer decreased $281,000, primarily due to start-up costs associated with the Mexico consolidation and lower Canada operating profits. Industrial decreased $662,000 on the aforementioned lower revenue and profit margins and significantly higher energy costs. Net corporate and other administrative costs decreased $557,000 principally reflecting cost reduction efforts resulting in lower salaries, fringes and other costs.
      INTEREST EXPENSE increased $113,000 and $489,000 in the quarter and nine months ended June 30, 2001, respectively, primarily due to higher borrowings in Mexico to finance the consolidation of manufacturing facilities.
      INCOME TAX increased $33,000 and $439,000 from the same quarter and nine months last year, respectively, due to the improvement in before tax income
(loss).
      MINORITY INTEREST represents approximately 3% of the results from operations of the Company's Mexico subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash flows used in operating activities in the first nine months of fiscal 2001 were approximately $10.9 million. Seasonal accounts receivable increases represent $10.6 million of the cash flows used in operations ($11.3 million in the prior year period). Revolving credit facilities described below are utilized to finance these peak mid-year receivable levels. Additionally, a decrease in cash flows of $1.5 million is principally attributable to inventories which increased due to the manufacturing consolidation efforts and as the Company prepares for the transfer of additional manufacturing processes to Mexico. In the prior year period, cash flows related to inventories increased $1.3 million due to the strict 2000 inventory reduction efforts.
      The Company's cash flows used in investing activities included approximately $1.6 million in net effects from the purchase and sale of property and equipment in the current period, compared to $1.1 million in the prior year. This reflects a higher level of purchases as compared with recent years, due to the Company's expansion of its Mexico manufacturing and consolidation into its new leased 300,000 square-foot facility, partially offset by approximately $1 million in net proceeds on the sale of an idled Mexico plant and other assets. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures will continue to be funded from operations and existing financing or new leasing arrangements.
      The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The underlying loan and security agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at the prime rate plus 0.75% or the prevailing LIBOR rate plus 2.25%. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, as defined. The Company has previously executed an interest rate swap agreement that effectively fixes the rate of interest on $8 million of the revolver debt at 8.98% through August 2005. The Company entered into the aforementioned interest rate swap agreement to balance and manage overall interest rate exposure. The swaps are not presently expected to have a material effect on total interest expense over the term of the underlying agreements. (Also see
Note 3 to Consolidated Financial Statements.)

      The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility.
      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. In May 2001, the agreement was amended to revise the leverage ratio requirement through September 30, 2001 to be less restrictive and to provide for the increase in the facility fees by $5,000 per month. As of June 30, 2001, the Company was not in compliance with the amended leverage ratio requirement and in August 2001, this financial covenant was waived through September 15, 2001 by the lenders. The Company is presently in compliance with all other provisions, as amended. However, the Company cannot assure that it will be in compliance with the aforementioned financial covenant after September 15, 2001 or that it will continue to receive waivers or amendments of this or any other covenants, and accordingly, has classified the debt under its primary financing arrangements as current maturities of long-term debt in the accompanying consolidated balance sheet as of June 30, 2001. As of June 30, 2001, the Company had approximately $15 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $16 million in lines of credit with four banks expiring in varying amounts from September 2001 through May 2002 ($5 million unused as of June 30, 2001). This debt bears interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities. Management expects to have sufficient liquidity and available lines of credit to make the payment of $5.5 million in principal due to subordinated noteholders on September 27, 2001 (see below). However, should the Company not obtain a waiver beyond September 15, 2001, the primary lenders may prohibit the September subordinated notes payment.
      The Company also has outstanding $16.5 million of Senior Subordinated Notes valued at their face amount, due 2003. The notes bear interest at 13.5% through June 2002 and 12.25% through maturity in 2003. The Company has issued to noteholders warrants to purchase 300,000 shares of Company stock at $4.28 per share. The note agreement, as amended, contains provisions that limit the payment of dividends and require the maintenance of certain financial covenants and ratios. The Company is presently in compliance with all such provisions, as amended. However, the Company cannot assure that it will be in compliance with the interest coverage ratio or other requirements of its note agreement in all future quarters and cannot assure that it will receive waivers or amendments of any such provisions should that occur. If the Company is precluded by its primary lenders from making the September 27, 2001 payment due to the subordinated noteholders, the Company would become in default under the note agreement. However, the Company's primary lenders have the right under certain provisions of the relevant debt agreements to preclude the subordinated noteholders from exercising certain of their remedies for a period of approximately six months. During that time (should all these events occur), the Company expects that it would negotiate with its subordinated noteholders to amend the note agreement to the satisfaction of its primary lenders. However, management cannot assure that the negotiations will be successful. Accordingly, the Company has classified its subordinated notes as current maturities of long-term debt in the accompanying consolidated balance sheet as of June 30, 2001.
      In March 1999, the Company's Board of Directors approved a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. The Company repurchased 260,000 shares at a cost of $2 million in the period ended June 30, 2000. These repurchases were financed through the aforementioned and previous U.S. revolving line of credit facilities.
      The existing sources of financing and cash expected to be generated from future operations and / or asset sales should, in management's opinion, be sufficient to fulfill all current and anticipated requirements of the Company's ongoing business and to meet all of it obligations. However, if future covenant violations occur with respect to its current financing arrangements, the Company may need to pursue other sources of financing to satisfy certain obligations before their due date.
      In September 2000, First Union Securities was engaged to advise and assist the Company in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions and/or other measures designed to maximize shareholder value. These activities are ongoing.

FORWARD-LOOKING STATEMENTS
--------------------------

      The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the Company's ability to meet its loan covenants in the future and its current and anticipated obligations, including its expectation as to having sufficient liquidity to make the scheduled September 27, 2001 subordinated notes payment or to be able to negotiate amendments to the note agreement; the effects of interest rate swap agreements; management's expectation for savings from the restructuring and cost reduction program; the Company's ability to increase sales in its core businesses; its expectations as to the effect of new accounting pronouncements; and its expectations with regards to legal proceedings and environmental matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include (but are not limited to) the risk that the Company will not be able to successfully negotiate amendments to its note agreement; the risk that the Company's primary lenders will not extend their waiver beyond September 15,2001 and continue to fund the Company in the future as they have done in the past when covenant defaults existed; manufacturing inefficiencies as a result of inventory management efforts; difficulties encountered with the consolidation and cost reduction program; increased competition; U.S. and foreign economic factors; environmental risks; foreign currency exchange risk and interest rate fluctuation risk, among others.

Item 3.
-------


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

      As discussed elsewhere in this Form 10-Q, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
      The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 33% of the Company's year-to-date fiscal 2001 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar would impact annual reported operating profit by $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
      In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of June 30, 2001, approximately 47% of total debt is fixed, at rates between 7.2% and 13.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. Certain interest rate swaps, which expire in 2001 and 2005, fix the rate of interest on $8 million of this debt at approximately 9%. It is estimated that a change in the average prevailing interest rates of the remaining debt of 1% would impact annual reported pretax income by $200,000. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining variable interest rate factor.

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



                            DIXON TICONDEROGA COMPANY


                             Dated:     August 14, 2001
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     August 14, 2001
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance
                                        Chief Financial Officer


                             Dated:     August 14, 2001
                                        ---------------------------------

                             By:        /s/ John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer