Form 10-K
period 2001-09-30
DIXON TICONDEROGA CO
filed 2002-01-15
CIK 14995

SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( d )

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001     Commission file number  1-8689
                          ------------------                            -------


                            DIXON TICONDEROGA COMPANY
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)
Form 10-K

 X    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
---   Act of 1934 (Fee Required) for the fiscal year ended September 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Based on the closing sales price on December 3, 2001, the aggregate market value of the voting stock held by non-affiliates of the Company was $3,806,686.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 3, 2001: 3,177,462 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference: Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 2001.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------
                          RECENT EVENTS AND STRATEGIES
                          ----------------------------

     In fiscal 2001, Dixon Ticonderoga Company (hereinafter the "Company") refocused its efforts on its core Consumer Group while continuing its aggressive restructuring and cost reduction efforts begun in 1999. As a result, the Company had significantly improved operating performance, reporting pro forma net income from continuing operations in 2001 of $1.2 million or $0.38 per share (exclusive of the net effects of restructuring and related costs) as compared with pro forma net income from continuing operations of $271,000 or $0.08 per share in the prior year. Operating income (exclusive of restructuring and related costs) grew $2.2 million or 55% in fiscal 2001. Including the effects of restructuring and related costs and results from discontinued operations, net loss in 2001 was ($480,000) or ($0.15) per share, as compared with ($798,000) or ($0.25) per share in the prior year.
     The Company successfully completed its Mexico consolidation into a new 300,000 square foot modern facility as well as further personnel reductions in manufacturing, sales, marketing and corporate activities. In addition, the Company continued its working capital reduction program begun in 2000, emphasizing enhanced inventory control, improved accounts payable management and strict Mexico accounts receivable collection efforts. These initiatives contributed to net cash provided by operating activities of over $4 million in the past two years, as compared with net cash used by operating activities of approximately $16 million in the two years ended 1999.
     In 2001, the Company also increased its production of wood slats for pencil manufacturing at its wholly-owned China subsidiary, Beijing Dixon Ticonderoga Stationery Company, Ltd. The subsidiary also expanded its sourcing and distribution activities, providing certain new and innovative products for international sale by the Company.
     To further focus its efforts, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group, on September 17, 2001. The Company had disposed of its Graphite and Lubricants division in 1999. These operations have been reported as discontinued operations and the Company's Consumer Group is now its single business segment.
     The Company is also continuing to negotiate with its lenders to restructure its various debt agreements as it continues its efforts (with the assistance of its outside advisors) to pursue an infusion of some form of new equity capital or a secondary financing source.
     Further information regarding these matters is included elsewhere in this Annual Report on Form 10-K.


                                 COMPANY ORGANIZATION
                                 --------------------
                              Dixon Ticonderoga Company
                                       (Parent)

       -----------------------------------------------------------------------
       |               |                |                    |                |
       |               |                |                    |                |
       |               |                |                    |                |
     Dixon           Dixon        Dixon Industrial      Beijing Dixon     Ticonderoga
 Ticonderoga,    Europe, Ltd.   Mexico, S.A. de C.V.     Ticonderoga       Graphite,
  Inc. Canada   (Wholly-Owned)    (Wholly-Owned)        Stationery      Inc./Inactive
(Wholly-Owned)                                          Company, Ltd.    (Wholly-Owned)
                                                       (Wholly-Owned)
       |
       |
 Grupo Dixon,
 S.A. de C.V.
and subsidiaries
 (97% Owned)

                                INDUSTRY SEGMENTS
                                -----------------

     The Company has one principal continuing business segment: its Consumer Group. This segment's primary operations are the manufacture and sale of writing and drawing pencils, pens, artist materials, felt tip markers, industrial markers, lumber crayons, correction materials and allied products.
     Certain financial information regarding net revenues, operating profits and identifiable assets for the years ended September 30, 2001, 2000 and 1999, is contained in Note 11 to Consolidated Financial Statements.


CONSUMER GROUP
--------------

     The Company manufactures its leading brand Ticonderoga(R) and a full line of pencils in Versailles, Missouri. The Company manufactures and markets advertising specialty pencils, pens and markers through its promotional products division. The Company also manufactures and markets Wearever(R) and Dixon(R) pen writing products as well as Prang(R) and Ticonderoga(R) lines of markers, mechanical pencils and allied products.
     In Sandusky, Ohio, the Company manufactures (mainly for wholesale school suppliers and retailers) its Prang(R) brand of soy-bean based and wax crayons, chalks, dry and liquid tempera, water colors and art materials. This division also manufactures special markers for industrial use, all of which are marketed and sold together with the products discussed above, by the U.S. Consumer division.
     Under an agreement with Warner Bros.  Consumer  Products,  the Company also markets in Canada and Mexico a line of pencils, pens and related products featuring the famous Looney Tunes(R) and Scooby Doo(R) characters.
     Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer group.
     Grupo Dixon, S.A. de C.V., a majority-owned subsidiary (97%), is engaged, through its subsidiaries, in the manufacture and sale in Mexico of black and color writing and drawing pencils, correction materials, lumber crayons and allied products. Grupo Dixon also manufactures and sells in Mexico, under its Vinci(R) brand, certain products of the type manufactured at the Sandusky facility, as well as marker products and modeling clay.
     Dixon Europe, Limited, a wholly-owned subsidiary of the Company, is engaged in the distribution of many Dixon consumer products in the United Kingdom and other European countries.
     Beijing Dixon Ticonderoga Stationery Company, Ltd., a wholly-owned subsidiary of the Company, is engaged in the manufacture of wood slats for pencil manufacturing and the sourcing and distribution of certain consumer products for international sale by the Company.
     The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada and Europe) in which its operations are being conducted.

INDUSTRIAL GROUP (DISCONTINUED OPERATIONS)
------------------------------------------

     On September 17, 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. This division, with plants located in Ohio, Pennsylvania and West Virginia, manufactures various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, silicon-carbide brick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries; refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads.
     Prior to the sale of the Company's Graphite and Lubricants division in March 1999, the Industrial Group also manufactured and sold processed natural and synthetic bulk graphite, graphite oil, solvent and water-based lubricants and colloidal graphitic suspensions.

                                  DISTRIBUTION
                                  ------------

     Consumer products manufactured in the Company's U.S. facilities are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. In an effort to enhance service levels (especially with large retail customers), the Company leases a central distribution center in Macon, Georgia. The consumer products manufactured at the Canadian and Mexican plants are distributed nationally in these countries through wholesalers, distributors, school supply houses and retailers. The Mexico subsidiary has recently moved its distribution operations to a new facility in Mexico City.

                                  RAW MATERIALS
                                  -------------

     Wood slats for pencil manufacturing can be considered a strategic raw material for the Company's business and are purchased from various suppliers in the U.S., Indonesia and China (including the Company's wholly-owned China subsidiary). There were no significant raw material shortages of any consequence during 2001 nor are any expected in the near future.

                       TRADEMARKS, PATENTS AND COPYRIGHTS
                       ----------------------------------

     The Company owns a large number of trademarks, patents and copyrights related to products manufactured and marketed by it, which have been secured over many years. These have been of value in the growth of the business and should continue to be of value in the future. However, in the opinion of the Company, its business generally is not dependent upon the protection of any patent or patent application or the expiration of any patent.

                        SEASONAL ASPECTS OF THE BUSINESS
                        --------------------------------

     Greater portions (approximately 60% in 2001) of the Company's sales occur in the third and fourth fiscal quarters of the year due to shipments of school orders to its distribution network. This practice, which is standard for this industry, usually causes the Company to incur additional bank borrowings during the period between shipment and payment.

                                   COMPETITION
                                   -----------

     The Company is engaged in a highly competitive business with a number of competitors, some of whom are larger and have greater resources than the Company. Important to the Company's market position are the quality and performance of its products, its marketing and distribution systems and the reputation developed over the many years that the Company has been in business.

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

                                    EMPLOYEES
                                    ---------

     The total number of persons employed by the Company was approximately 1,479 of which 512 were employed in the United States.


ITEM 2. PROPERTIES
------------------

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

                                                                  SQUARE FEET
                             LOCATION                           OF FLOOR SPACE
  ------------------------------------------------------------- --------------
  Heathrow, Florida (Corporate Headquarters)                        33,000
  Sandusky, Ohio (Consumer)                                        276,000
  Versailles, Missouri (Consumer)                                  120,000
  New Castle, Pennsylvania
   (Refractories division/discontinued operations)                 131,000
  Newell, West Virginia
   (Refractories division/discontinued  operations)                 45,000
  Massillon, Ohio
   (Refractories division/discontinued   operations)               113,000
  Acton Vale, Quebec, Canada (Dixon Ticonderoga Inc.) (Consumer)    32,000
  Beijing, China
    (Beijing Dixon Ticonderoga Stationery Company, Ltd.) (Consumer) 25,000

     The Company leases approximately 100,000 square feet in Macon, Georgia for its U.S. Consumer central distribution center. The Company's Mexico subsidiary leases a 300,000 square-foot facility near Mexico City, used for distribution and certain manufacturing operations, as well as its corporate headquarters. The Company's Canada subsidiary leases 12,000 square feet in Newmarket, Ontario used for distribution and office space.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In March 1986, The Dixon Venture ("Venture") (an unrelated company) filed a civil action in the New Jersey Superior Court seeking recovery of damages and costs allegedly incurred by Venture in connection with the clean-up of industrial property acquired from the Company in Jersey City, New Jersey in February, 1984. Venture's claims were brought pursuant to the New Jersey Environmental Clean-up Responsibility Act ("ECRA"), an environmental remedial statute dealing with the transfer of industrial property.
     On April 24, 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to this matter. In January 1998, the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and in fiscal 2000 the Company reached settlements with its various insurers for reimbursement of legal costs in the amount of $653,000. In 2001, a pending malpractice suit against its former attorneys was settled and the Company received $575,000. Also see Note 13 to Consolidated Financial Statements.
     Additionally, in May 2000 a news article alleged that the talc in all domestic brands of crayons, including the Company's, contained trace amounts of a fiber resembling asbestos. In response to these allegations, all domestic crayon manufacturers, including the Company, the talc supplier and the United
States Consumer Product Safety Commission (CPSC) engaged in independent laboratory testing for asbestos fibers in crayons. All test results reflected the unequivocal absence of asbestos in domestically made crayons, including the test results from the Government's own OSHA laboratory. In any event, all domestic crayon manufacturers, including the Company, voluntarily agreed to reformulate their crayons and discontinue the use of talc to eradicate any persistent public concerns regarding crayon safety. The Company released a reformulated crayon in 2001.
     Each of the domestic crayon manufacturers, including the Company, and the CPSC released press statements verifying the safety and non-toxicity of crayons both on store and consumer shelves. Nevertheless, the Company became aware of seven legal actions threatened against itself and other domestic crayon manufacturers as a result of the erroneous report. Of the seven threatened legal actions, six were filed against the Company and four were dismissed. The two remaining legal actions involve a class action suit and a misleading advertising claim. The Company settled these two legal actions for an immaterial net cost.
     The Company believes that there are no pending actions which will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

      None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK
---------------------------------------------
        AND RELATED SECURITY HOLDER MATTERS
        -----------------------------------

     Dixon Ticonderoga Company common stock is traded on the American Stock Exchange under the symbol "DXT". The following table sets forth the low ad high per share prices as per the American Stock Exchange closing prices for the applicable quarter.

                                FISCAL 2001        FISCAL 2000
           QUARTER ENDING       LOW    HIGH        LOW    HIGH
        --------------------   -----  ------      -----  ------
         December 31           $2.13  $5.00      $5.88  $10.00
         March 31               2.75   5.50       3.88    7.13
         June 30                3.35   4.50       2.88    4.19
         September 30           2.15   4.10       2.75    5.44


     Since fiscal 1990, the Board of Directors has suspended payment of dividends. The Board will continue to review the Company's future performance and determine the dividend policy on a quarter-to-quarter basis. The Company's debt agreements restrict the amount of dividends, which can be paid in the future. (See Note 4 to Consolidated Financial Statements).
     The number of record holders of the Company's common stock at December 3, 2001 was 419.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                         DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                         FOR THE FIVE YEARS ENDED SEPTEMBER 30, 2001
                         (in thousands, except per share amounts)

                                  2001         2000        1999        1998         1997
                               ----------   ----------  ----------  ----------   ----------
REVENUES                        $ 90,492     $ 91,691    $ 97,372    $ 99,874     $ 89,416
                               ==========   ==========  ==========  ==========   ==========
INCOME (LOSS) FROM
  CONTINUING OPERATIONS         $    620     $   (733)   $    399    $  2,279     $  2,509

INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS         (1,100)         (65)      6,283         857        1,092
                               ----------   ----------  ----------  ----------   ----------

NET INCOME (LOSS)               $   (480)    $   (798)   $  6,682    $  3,136     $  3,601
                               ==========   ==========  ==========  ==========   ==========

EARNINGS (LOSS) PER
  COMMON SHARE (BASIC):
  CONTINUING OPERATIONS         $    .20     $   (.23)   $    .12    $    .67     $    .75


  DISCONTINUED OPERATIONS           (.35)        (.02)       1.83         .26          .33
                               ----------   ----------  ----------  ----------   ----------

  NET INCOME (LOSS)             $   (.15)    $   (.25)   $   1.95    $    .93     $   1.08
                               ==========   ==========  ==========  ==========   ==========

EARNINGS (LOSS) PER
  COMMON SHARE (DILUTED):
  CONTINUING OPERATIONS         $    .20     $   (.23)   $    .11    $    .62     $    .73

  DISCONTINUED OPERATIONS           (.35)        (.02)       1.76         .23          .32
                               ----------   ----------  ----------  ----------   ----------

  NET INCOME (LOSS)             $   (.15)    $   (.25)   $   1.87    $    .85     $   1.05
                               ==========   ==========  ==========  ==========   ==========

TOTAL ASSETS                    $ 86,412     $ 86,718    $ 92,888    $ 92,630     $ 84,161
                               ==========   ==========  ==========  ==========   ==========

LONG-TERM DEBT                  $  2,018 2   $ 30,210    $ 39,400 1  $ 21,927     $ 23,556
                               ==========   ==========  ==========  ==========   ==========

DIVIDENDS PER
  COMMON SHARE                  $    -       $    -      $    -      $    -       $    -
                               ==========   ==========  ==========  ==========   ==========

1The increase in long-term debt in 1999 is attributable to the refinancing of the Company's previous revolving credit agreement under a five-year facility. (See Note 4 to Consolidated Financial Statements.)

2The reduction in long-term debt is due to reclassification of the Company's senior credit facility and subordinated notes to current maturities of long-term debt. (See Notes 4 and 15 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        --------------------------

SUMMARY OF RESULTS OF OPERATIONS
--------------------------------

Discontinued operations:
------------------------

     In order to focus on its core Consumer Group businesses, on September 17, 2001 the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. The Company had disposed of its Graphite and Lubricants division in 1999. These businesses had revenues of $9,529,000, $11,188,000 and $17,317,000 in 2001, 2000 and 1999,
respectively.   Income  (loss)  from  discontinued   operations  was  ($56,000),
($65,000)  and  $6,280,000  in 2001,  2000 and  1999,  respectively,  (including pre-tax gains on sales of assets of $1,202,000 in 2001 and $9,636,000 in 1999, and income tax benefit (expense) of $29,000, $23,000 and ($3,987,000) in 2001,
2000 and 1999, respectively). Interest expense of $427,000, $597,000 and $603,000 has been allocated to discontinued operations in 2001, 2000 and 1999, respectively.
     The Company reported an anticipated loss on disposal of $1,570,000 (or $1,044,000 after tax benefit) including provisions for a loss on the sale of the New Castle Refractories division of $468,000, for the wind-up of that division's pension plans of $432,000 and for operating losses through the expected date of disposal of $670,000. For financial reporting purposes, the Company is accounting for the disposition of its Industrial Segment as a discontinued operation and, accordingly, its statements of operations present the results of the discontinued Industrial Segment separately from the results of continuing operations. Since a discussion of the results of the Industrial Segment is not meaningful to an understanding of the continuing Consumer business, all discussions comparing the results of operations refer to the continuing operations of the Consumer Group. (For further information regarding discontinued operations, see Note 12 to Consolidated Financial Statements.)

2001 vs. 2000:
--------------

     Income before taxes, minority interest and discontinued operations increased $2,125,000. Charges for the Company-wide restructuring and consolidation plan decreased $640,000. Restructuring costs in 2001 included $418,000 in U.S. costs associated with a prior phase of restructuring, as well as $450,000 in Mexico for the consolidation of operations into a new facility. Operating profits increased primarily due to lower selling, distribution and administrative expenses. General corporate expenses also decreased due to continued aggressive cost reduction efforts. Interest expense increased $716,000, mainly due to higher borrowings in Mexico to finance the consolidation of manufacturing facilities. Income taxes also increased due to pretax income in 2001, as compared to losses in the prior year.

2000 vs. 1999:
--------------

     Income before taxes, minority interest and discontinued operations decreased $2,568,000 in 2000. The Company recorded pre-tax provisions of $1,508,000 and $1,917,000 in 2000 and 1999, respectively, for restructuring and related costs for a Company-wide cost reduction program and plant consolidation. Restructuring costs in 2000 included $1,040,000 for employee severance and related costs and $468,000 for the sale or abandonment of Mexico properties. In fiscal 2000, approximately $367,000 was charged to the 2000 severance cost accrual and $156,000 against the accrual for property abandonment. In addition, $1,704,000 was charged against the remaining 1999 accrual. (See Note 10 to Consolidated Financial Statements.) U.S. Consumer operating profits decreased primarily due to lower revenue and higher manufacturing inefficiencies due to strict inventory reduction efforts and consolidation activities. Foreign Consumer operating profits reflected a decrease in Mexico due to start-up inefficiencies relating to the transfer of certain U.S. production and lower margins due to competitive pricing pressures. Interest expense decreased $496,000 primarily due to lower foreign borrowings and interest rates. Income taxes decreased due to the decrease in pre-tax income.

REVENUES
--------

     Overall 2001 revenues decreased $1,199,000 from the prior year. The changes are as follows:

                       Decrease             % Increase (Decrease)
                   (in thousands)        Total    Volume  Price / Mix
                   --------------        ----------------------------
      U.S.            $ (273)              -        1         (1)
      Foreign           (926)             (3)     (13)        10

     U.S. revenue decreased primarily in the mass market retail channels where competitive pressures from large suppliers and importers are the greatest. The decrease in these channels was principally offset by increases in the traditional educational channel. Foreign revenue decreased primarily due to lower demand from large retail customers, partially offset by Mexico price increases.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August of 1998. In the short term after such devaluations, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales to the U.S. denominated in U.S. dollars.
     Overall 2000 revenues decreased $5,681,000 from the prior year. The changes are as follows:

                Increase (Decrease)        % Increase (Decrease)
                  (in thousands)         Total    Volume  Price / Mix
                -------------------      ----------------------------
      U.S.          $ (8,724)            (13)     (12)        (1)
      Foreign          3,043              10       12         (2)

     U.S. revenue decreased principally in the mass retail and wholesale club markets reflecting the effects of reduced customer inventory levels and increased competition from imports. Foreign revenue increased primarily in the Mexico and Canada mass markets reflecting additional product distribution in these channels.


OPERATING INCOME
----------------

     Operating income in 2001 increased $2,841,000 over the prior year. U.S. operating income increased $1,812,000 (excluding restructuring charges) primarily due to lower selling, distribution and administrative costs. Foreign operating income decreased $340,000, primarily in Canada, due to lower revenues. General corporate expenses (excluding restructuring costs) decreased an additional $730,000 due to lower salaries, fringes and related costs reflecting continued aggressive cost reduction efforts. These decreases in selling, distribution, administrative and general corporate expenses contributed to significantly lower consolidated selling and administrative costs (30.4% of sales as compared to 32.9% in the prior year). Restructuring and related costs decreased $640,000 in 2001 as the Company finalized its efforts under the second phase of its restructuring program.
     Operating income in 2000 decreased $3,064,000 from 1999. U.S. operating income decreased $650,000 due principally to the decrease in revenues and higher manufacturing inefficiencies. Foreign operating income decreased $2,260,000 primarily due to competitive pricing pressures and start-up costs resulting from production moving from the U.S. to Mexico. The higher manufacturing costs in the

U.S. and Mexico substantially contributed to the relative increase in total cost of goods sold in 2000 (62.6% of sales as compared with 60.3% in 1999). General corporate expenses increased $150,000 primarily due to higher restructuring and related personnel costs. Due to the lower revenues, selling and administrative costs increased as a percentage of sales (32.9% in 2000 compared to 31.9% in 1999). However, consolidated selling and administrative expenses decreased $884,000 in 2000, reflecting ongoing cost reduction efforts.


MINORITY INTEREST
-----------------

     Minority interest represents 3% of the net income of the consolidated subsidiary, Grupo Dixon, S.A. de C.V., since September, 1999 and 20.2% prior thereto ($31,267, $23,938 and $402,135 in fiscal 2001, 2000 and 1999, respectively), equivalent to the extent of the investment of the minority shareholders. (See Note 8 to Consolidated Financial Statements.)


CURRENT ECONOMIC ENVIRONMENT AND EVENTS
---------------------------------------

     Although not directly impacted by recent events in the U.S. and abroad, softening economic conditions could affect the retail mass or other markets served by the Company's Consumer Group and thus could lead to reduced overall revenues. In addition, certain expenses (such as insurance costs) could be significantly higher in the coming years than in 2001 due to recent events.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company generated approximately $1.4 million in cash flows from operating activities in 2001. The Company's strict inventory control and reduction efforts in the U.S. led to an increase in cash flows related to inventories of approximately $500,000, continuing a correction begun in 2000 after a $7.3 million decrease in cash flows attributable to the build-up of inventories in 1999. In addition, further improvement in accounts payable management in the U.S. and Mexico and strong accounts receivable collections in Mexico helped to partially offset the effects of higher U.S. accounts receivable in 2001. Overall, in 2001 and 2000, the Company generated approximately $4.1 million in cash flows from operating activities, as compared with net cash used of $10.4 million in 1999.
     The Company's 2001 investing activities included approximately $2.2 million in net purchases of property and equipment, compared to $1.4 million in the prior year. This reflects a higher level of purchases as compared with recent years, due to the Company's expansion of its Mexico manufacturing and consolidation into its newly leased 300,000 square-foot facility. In 2001, these expenditures were partially offset by approximately $1.3 million in net proceeds on the sale of an idled Mexico plant and other assets. A note receivable of $3.25 million from the sale of a division was collected in 2000 and is reflected as proceeds from investing activities. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
     The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The financing agreements, as amended, include a revolving line of credit facility in the amount of $35 million, which bears interest at either the prime rate plus 0.75%, or the prevailing LIBOR rate plus 2.25%, through September 2004. The agreements also provide for the payment of various bank fees approximating $20,000 per month. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, subject to reserves for anticipated subordinated debt payments and certain other items, as defined. The Company has executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of these borrowings at 8.98% through August 2005. The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through

September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company entered into the aforementioned interest rate swap agreements to balance and manage overall interest rate exposure and minimize overall cost of borrowings.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. On September 15, 2001, a waiver of compliance with one provision of the Company's primary lending agreement expired and shortly thereafter its senior lenders prohibited the payment of $5.5 million in principal due to senior subordinated noteholders on September 26, 2001. The payment due date was later extended by the noteholders until November 14, 2001 and the aforementioned waiver from the Company's senior lenders was also extended through that date. These extensions expired on November 15, 2001. The senior lenders again blocked any payment to the subordinated noteholders and the Company has continued to negotiate with its various lenders since then. As of September 30, 2001, the Company was not in compliance with two financial covenants under its senior debt agreements and one financial covenant under its subordinated note agreement. The Company has received an additional extension and waiver of certain existing defaults under its senior debt agreements through May 3, 2002 to allow the Company more time to address its debt issues to the mutual satisfaction of all parties involved. The Company has asked both its senior and subordinated lenders to amend various provisions of their debt agreements until at least October 2002 to allow time for the Company to pursue a longer-term solution. As of September 30, 2001, the Company had approximately $23 million of unused lines of credit available under the revolving credit facility. In addition, the Company's Mexico subsidiary has $16 million in bank lines of credit ($9 million unused as of September 30, 2001) expiring at various dates which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities. The Company relies heavily on the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. The subordinated note agreement provides for a total interest rate of 13.5% through June 2002 and 12.25% through maturity in 2003. Due to the Company's noncompliance under its primary lending arrangements discussed above, it was prohibited from making a scheduled subordinated note payment of $5.5 million due in September 2001. The note agreement provides for an additional interest charge of 2% on this amount until payment is made. The note agreement, as amended, contains provisions that limit dividends and other payments, and requires the maintenance of certain financial covenants and ratios, one of which the Company did not comply with as of September 30, 2001.
     The Company believes that amounts available under its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary, if funded, are sufficient to fulfill all current and anticipated operating requirements of its business. The senior lenders have consistently supported the Company and they, as well as the Company's foreign lenders, have continued funding under their agreements throughout the ongoing negotiations. However, the Company does not believe it will have excess cash flow to retire the total $16.5 million in subordinated notes by their due date in 2003. The Company has asked the subordinated noteholders and they have expressed a willingness to consider restructuring their scheduled principal payments to allow the Company sufficient time to retire the notes through the infusion of some form of new equity capital, new secondary financing and/or the sale of assets. However, the Company cannot assure that its efforts will be successful, that the subordinated noteholders will amend their scheduled payments and/or that it will maintain and/or secure new sources of capital. In addition, the Company's Mexico subsidiary cannot assure that its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured.
     Due to the defaults described above, the subordinated and senior debts have been classified as current maturities of long-term debt in the accompanying 2001 consolidated balance sheet. Moreover, in light of the current circumstances regarding the Company's various debt arrangements, the report of the Company's independent accountants includes an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.

     In March 1999, the Company's Board of Directors approved a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Under this program, which has been concluded, the Company repurchased 337,000 shares at a cost of $2.8 million ($2 million in fiscal
2000). These repurchases were financed through the aforementioned and previous U.S. revolving line of credit facilities.
     Refer to Notes 3, 4 and 15 to Consolidated Financial Statements for further description of the aforementioned financing arrangements.
     The Company has retained Wachovia Securities (formerly First Union Securities) and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to resolve the Company's issues with its lenders while maximizing shareholder value.


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Statement No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of Statement No. 141 are effective currently. The provisions of Statement No. 142 will be effective for the Company in fiscal 2003. Management does not expect these standards, when implemented, to have a material effect on its future results of operations or financial position.
     In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.
     In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Annual Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations; management's inventory reduction plan and expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; and its expectations with regards to legal proceedings. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the Company's lenders will not continue to fund the Company in the future as they have in the past when defaults have occurred; the inability of the Company to successfully negotiate a restructuring of its subordinated debt and the exercise by its lenders of various remedies available to them in the event of continued defaults; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies as a result of the inventory reduction plan; difficulties encountered with the consolidation and cost-reduction program; increased competition; U.S. and foreign economic factors; foreign currency exchange risk and interest rate fluctuation risk, among others.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 37% of the Company's fiscal 2001 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of September 30, 2001, approximately 46% of total short and long-term debt is fixed, at rates between 8% and 13.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $200,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                   PAGE
                                                                   ----

Report of Independent Certified Public Accountants                  17

Consolidated Balance Sheets as of
  September 30, 2001 and 2000                                     18-19

Consolidated  Statements  of  Operations  For  the
Years Ended September 30, 2001, 2000 and 1999                       20

Consolidated  Statements of  Comprehensive  Income
(Loss) For the Years Ended September 30, 2001, 2000 and 1999        21

Consolidated Statements of Shareholders' Equity
  For the Years Ended September 30, 2001, 2000 and 1999             22

Consolidated  Statements  of  Cash  Flows  For the
For the Years Ended September 30, 2001, 2000 and 1999             23-24

Notes to Consolidated Financial Statements                        25-44

Schedule For the Years Ended September 30, 2001, 2000 and 1999:

      II. Valuation and Qualifying Accounts                         45

      Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Shareholders and Board of Directors of
Dixon Ticonderoga Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dixon Ticonderoga Company and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, in 2001, the Company changed its method of accounting for derivative instruments.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 4 and 15 to the financial statements, the Company did not make a scheduled payment to its subordinated lenders creating a default under the terms of the debt agreement. Additionally, the Company's debt agreements with its senior lenders include cross-default provisions that could result in a default under the terms of the Company's senior debt agreement, if the subordinated debt payments are not made and if the subordinated lenders declare an event of default. Negotiations to amend the scheduled subordinated note payments are ongoing. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
Tampa, Florida
December 6, 2001, except as to the
first paragraph of Note 15 for which
the date is January 10, 2002

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                                      2001             2000
                                                  ------------    -------------
         ASSETS:
         -------

CURRENT ASSETS:
   Cash and cash equivalents                       $  844,299       $  448,452
   Receivables, less allowance for doubtful
     accounts of $1,482,524 in 2001 and
     $1,418,908 in 2000                            31,647,950       30,881,626
   Inventories                                     35,583,082       36,215,931
   Other current assets                             2,227,785        4,171,064
                                                  ------------    -------------
      Total current assets                         70,303,116       71,717,073
                                                  ------------    -------------
PROPERTY, PLANT AND EQUIPMENT:

   Land and buildings                              10,608,980       10,145,872
   Machinery and equipment                         17,155,371       16,054,327
   Furniture and fixtures                           1,741,811        1,654,404
                                                  ------------    -------------
                                                   29,506,162       27,854,603
      Less accumulated depreciation               (19,022,674)     (17,572,320)
                                                  ------------    -------------
                                                   10,483,488       10,282,283
                                                  ------------    -------------
OTHER ASSETS                                        5,625,771        4,718,379
                                                  ------------    -------------
                                                  $86,412,375      $86,717,735
                                                  ============    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY:          2001             2000
-----------------------------------------------  -------------    -------------
CURRENT LIABILITIES:
   Notes payable                                 $ 6,294,268      $ 3,574,929
   Current maturities of long-term debt           32,598,531        7,135,198
   Accounts payable                                9,321,957        8,068,133
   Accrued liabilities                             9,132,057       10,056,935
                                                 -------------    -------------
      Total current liabilities                   57,346,813       28,835,195
                                                 -------------    -------------
LONG-TERM DEBT                                     2,018,125       30,210,410
                                                 -------------    -------------
DEFERRED INCOME TAXES AND OTHER                      984,492          177,248
                                                 -------------    -------------
MINORITY INTEREST                                    577,241          552,215
                                                 -------------    -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized 100,000
     shares, none issued                                 -               -
   Common stock, par $1, authorized 8,000,000
     shares, issued 3,710,309 shares in 2001 and
     3,710,309 shares in 2000                      3,710,309        3,710,309
   Capital in excess of par value                  3,670,135        3,700,272
   Retained earnings                              25,667,675       26,147,547
   Accumulated other comprehensive loss           (4,101,681)      (3,093,577)
                                                 -------------    -------------
                                                  28,946,438       30,464,551
   Less treasury stock, at cost (532,847 shares
     in 2001 and 542,262 shares in 2000)          (3,460,734)      (3,521,884)
                                                 -------------    -------------
                                                  25,485,704       26,942,667
                                                 -------------    -------------
                                                 $86,412,375      $86,717,735
                                                 =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                   2001           2000           1999
                                               -------------  -------------  -------------
REVENUES                                       $90,492,514    $91,691,241    $97,372,466
                                               -------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of goods sold                            56,732,494     57,462,598     58,788,522
  Selling and administrative expenses           27,536,687     30,204,945     31,088,434
  Provision for restructuring and related costs    867,666      1,508,481      1,916,800
                                               -------------  -------------  -------------
                                                85,136,847     89,176,024     91,793,756
                                               -------------  -------------  -------------
OPERATING INCOME                                 5,355,667      2,515,217      5,578,710

INTEREST EXPENSE                                 4,387,700      3,672,365      4,168,533
                                               -------------  -------------  -------------
INCOME  (LOSS)  FROM   CONTINUING   OPERATIONS
  BEFORE INCOME TAXES (BENEFIT)
  AND MINORITY INTEREST                            967,967    (1,157,148)      1,410,177

INCOME TAXES (BENEFIT)                             316,933      (448,087)        606,531
                                               -------------  -------------  -------------
                                                   651,034      (709,061)        803,646

MINORITY INTEREST                                   31,267        23,938         402,135
                                               -------------  -------------  -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS           619,767      (732,999)        401,511
                                               -------------  -------------  -------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF APPLICABLE INCOME TAXES                (1,099,639)      (65,246)      6,280,224
                                               -------------  -------------  -------------

NET INCOME (LOSS)                              $  (479,872)   $ (798,245)    $ 6,681,735
                                               =============  =============  =============

EARNINGS (LOSS) PER COMMON SHARE (BASIC):
   Continuing operations                       $       .20    $     (.23)    $       .12
   Discontinued operations                            (.35)         (.02)           1.83
                                               -------------  -------------  -------------
   Net income (loss)                           $      (.15)   $     (.25)    $      1.95
                                               =============  =============  =============

EARNING (LOSS) PER COMMON SHARE (DILUTED):
   Continuing operations                       $       .20    $     (.23)    $       .11
   Discontinued operations                            (.35)         (.02)           1.76
                                               -------------  -------------  -------------
   Net income (loss)                           $      (.15)   $     (.25)    $      1.87
                                               =============  =============  =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                               2001            2000             1999
                                           -------------   -------------   -------------

NET INCOME (LOSS)                           $  (479,872)    $  (798,245)    $ 6,681,735

OTHER COMPREHENSIVE INCOME (LOSS):

  Cumulative   effect   adjustment  to
   recognize  fair value of cash flow hedge     (54,205)            -               -

  Adjustment  to recognize  fair value
   of cash flow hedge                          (451,388)            -               -

  Foreign currency translation adjustments     (502,511)       (677,102)        957,362
                                           -------------   -------------   -------------

TOTAL COMPREHENSIVE INCOME (LOSS)           $(1,487,976)    $(1,475,347)    $ 7,639,097
                                           =============   =============   =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                     DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                  Common       Capital in                Accumulated Other
                                 Stock $1       Excess of     Retained     Comprehensive      Treasury
                                 Par Value      Par Value     Earnings     Income (Loss)       Stock            Total
                                ------------   ------------  ------------  ---------------  -------------    -------------
BALANCE, September 30, 1998     $ 3,654,559    $ 3,327,755   $ 20,264,057   $ (3,373,837)   $  (817,295)     $ 23,055,239
   Net income                                                   6,681,735                                       6,681,735
   Other comprehensive income                                                                   957,362           957,362
   Employee stock options
     exercised (34,001 shares)       34,000        227,094                                                        261,094
   Employee Stock Purchase Plan
     (6,619 shares)                                 31,622                                       31,672            63,294
   Purchase of treasury stock
     (76,567 shares)                                                                           (789,618)         (789,618)
                                ------------   ------------  ------------  ---------------  -------------    -------------

BALANCE, September 30, 1999       3,688,559      3,586,471     26,945,792     (2,416,475)    (1,575,241)       30,229,106

   Net loss                                                      (798,245)                                       (798,245)
   Other comprehensive loss                                                                    (677,102)         (677,102)
   Employee stock options
     exercised (21,750 shares)       21,750        147,094                                                        168,844
   Employee Stock Purchase Plan
     (10,757 shares)                               (33,293)                                      69,867            36,574
   Purchase of treasury stock
     (260,230 shares)                                                                      (2,016,510)       (2,016,510)
                                ------------   ------------  ------------  ---------------  -------------    -------------

BALANCE, September 30, 2000       3,710,309      3,700,272     26,147,547     (3,093,577)    (3,521,884)       26,942,667

   Net income                                                    (479,872)                                       (479,872)
   Other comprehensive loss                                                   (1,008,104)                      (1,008,104)
   Employee Stock Purchase Plan
     (9,415 shares)                                (30,137)                                      61,150            31,013
                                ------------   ------------  ------------  ---------------  -------------    -------------

BALANCE, September 30, 2001     $ 3,710,309    $ 3,670,135   $ 25,667,675   $ (4,101,681)   $(3,460,734)     $ 25,485,704
                                ============   ============  ============  ===============  =============    =============


                                               The accompanying notes are an integral part of
                                                  the consolidated financial statements.

                         DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                     2001          2000           1999
                                                -------------  ------------  -------------
Cash flows from operating activities:

Net income (loss) from continuing operations     $   619,767    $ (732,999)   $   401,511

Net income (loss) from discontinued operations    (1,099,639)      (65,246)     6,280,224

Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                    2,398,964     2,521,400      2,607,425
  Deferred taxes                                    (534,000)     (639,000)      (889,000)
  Provision for doubtful accounts receivable         151,263       218,795        191,356
  Gain on sale of assets                          (1,202,448)          -       (9,636,318)
  Income attributable to minority interest            31,267        23,938        402,135
  (Income) loss attributable to foreign
   currency exchange                                  52,071       (78,888)      (127,299)

Changes in assets [(increase) decrease] and
 liabilities [increase (decrease)]:
  Receivables, net                                (1,252,621)   (1,994,505)     1,677,182
  Inventories                                        474,990     3,087,532     (7,279,117)
  Other current assets                               101,950        17,422       (781,505)
  Accounts payable and accrued liabilities           803,641       646,793     (1,787,274)
  Other assets                                       802,706      (228,794)    (1,480,679)
                                                -------------  ------------  -------------
Net cash  provided by (used in) operating
 activities                                        1,347,911     2,776,448    (10,421,359)
                                                -------------  ------------  -------------
Cash flows from investing activities:

  Purchases of plant and equipment, net           (2,188,773)   (1,399,403)      (638,384)
  Proceeds on sale of assets                       1,276,063     3,250,000     19,596,710
                                                -------------  ------------  -------------
Net cash  provided by (used in) investing
 activities                                         (912,710)    1,850,597     18,958,326
                                                -------------  ------------  -------------

                                                     2001          2000           1999
                                                -------------  ------------  -------------
Cash flows from financing activities:

Principal reductions of notes payable                    -             -      (23,361,167)
Proceeds from additions to long-term debt            138,566        70,715     17,523,741
Proceeds from additions to notes payable           2,779,894     1,023,554            -
Principal reductions of long-term debt            (2,728,952)   (3,693,022)      (320,471)
Debt refinancing costs                                   -        (369,842)           -
Purchase of treasury stock                               -      (2,016,510)      (789,618)
Purchase of subsidiary stock                             -             -       (3,734,668)
Other non-current liabilities                          6,759       (42,975)      (465,169)
Employee Stock Purchase Plan                          31,013        36,574         63,294
Exercise of stock options                                -         168,844        261,095
                                                -------------  ------------  -------------
Net cash provided by (used in)financing
 activities                                          227,280    (4,822,662)   (10,822,963)
                                                -------------  ------------  -------------
Effect of exchange rate changes on cash             (266,634)     (291,344)       368,128
                                                -------------  ------------  -------------

Net decrease in cash and cash equivalents            395,847      (486,961)    (1,917,868)

Cash and cash equivalents, beginning
 of year                                             448,452       935,413      2,853,281
                                                -------------  ------------  -------------
Cash and cash equivalents, end of year           $   844,299    $  448,452    $   935,413
                                                =============  ============  =============

Supplemental disclosures:

Cash paid during the year for:
   Interest                                      $ 4,647,079    $3,148,398    $ 4,887,426
   Income taxes                                    2,434,487     1,518,291      5,100,663

Non-cash investing and financing activities:

     In fiscal 2001, the Company accepted a note receivable due May 2006 in the amount of $1.64 million as consideration for the sale of an idle building in Deer Lake, Pennsylvania.

     During fiscal 1999, the Company accepted a note receivable of $3,250,000 as partial consideration for the sale of assets of its Graphite and Lubricants division. This note was repaid in fiscal 2000.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      -----------------------------------------

      Business:
      ---------

      Dixon Ticonderoga Company is a diversified manufacturer and marketer of writing and art products. Its largest principal customers are school products distributors and mass merchandisers, although none account for over 7% of revenues.

      Revenue recognition:
      --------------------

      Revenues are comprised of gross sales from the shipment of product to customers, less product returns and allowances. The Company recognizes sales when the following has occurred: evidence of a sales arrangement exists; delivery of product to the customer; the price is fixed or determinable; and collectibility is reasonably assured. An estimate of sales returns and allowances is recorded in the period that the related product is shipped.

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

      Translation  of  foreign  currencies:
      -------------------------------------

      In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subsidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of other comprehensive income (loss), except for Mexico for the period January 1, 1997 through December 31, 1998. As of January 1, 1997, Mexico was considered a highly inflationary economy for purposes of applying this statement. Mexico translation gains and losses, therefore, affected results of operations through December 31, 1998. Gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations. Total foreign currency exchange gains (losses) included in operating income were approximately $(52,000), $79,000 and $127,000 for fiscal years 2001, 2000 and 1999 respectively.

      Cash  and  cash  equivalents:
      -----------------------------

      Cash and cash equivalents include investment instruments with a maturity of three months or less at time of purchase.

      Inventories:
      ------------

      Inventories are stated at the lower of cost or market. Certain inventories amounting to $14,126,292 and $13,813,000 at September 30, 2001 and 2000,
      respectively, are stated on the last-in, first-out (LIFO) method of determining inventory costs. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $760,000 and $805,000 higher at September 30, 2001 and 2000, respectively. All other inventories are accounted for using the FIFO method.

      Inventories consist of (in thousands):
      --------------------------------------

                                              September 30,

                                             2001       2000
                                           ---------  ---------

            Raw material                    $13,328    $12,839
            Work in process                   3,572      3,656
            Finished goods                   18,683     19,721
                                           ---------  ---------

                                            $35,583    $36,216
                                           =========  =========


      Property,  plant  and  equipment:
      ---------------------------------

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


      Impairment of long-lived assets:
      --------------------------------

      Long-lived assets used in the Company's operations, including cost in excess of net assets of businesses acquired, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are the associated current and forecasted undiscounted operating cash flows. Asset impairments in connection with the Company's restructuring programs are identified and measured using the estimated net proceeds from their ultimate sale or abandonment. (See Note 10.) The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds its fair value.

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


      Derivative instruments and hedging activities:
      ----------------------------------------------

      The Company adopted FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", an amendment of FASB Statement No.133, and FASB Statement No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of Statement No. 133 (referred to hereafter as "FAS 133") on October 1, 2000. The Company now records the fair value of interest rate swaps designated as cash flow hedges in other liabilities with the offset to the other comprehensive income (loss) component of shareholders' equity. At adoption, the Company recorded its interest rate swap designated as a cash flow hedge with a fair value of $86,314 in other liabilities. Other comprehensive loss was increased $54,205 (net of tax benefit of $32,109) as a cumulative effect adjustment for this accounting change. During the year ended September 30, 2001, the Company also recognized an adjustment to the fair value of this cash flow hedge of $718,773 in other liabilities. Other comprehensive loss was increased $451,388 (net of tax benefit of $267,385) during this period.

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

      FAS 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a cash flow hedge (such as the Company's interest rate swap agreements), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of the change in fair values.

      The Company has entered into an interest rate swap agreement through August 2005 that effectively converts $8 million of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. The fair values of interest rate instruments are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and other relevant factors.


      Recent accounting pronouncements:
      ---------------------------------

      In July 2001, the FASB issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Statement No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of Statement No. 141 are effective currently. The provisions of Statement No. 142 will be effective for the Company in fiscal 2003. Management does not expect these standards, when implemented, to have a material effect on its future results of operations or financial position.

      In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.

      In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.

(2)   ACCRUED LIABILITIES:
      --------------------
      The major components of accrued liabilities are as follows (in thousands):

                                              September 30,
                                              2001       2000
                                            --------  ---------

            Salaries and wages               $  968    $ 1,462
            Employee benefit plans              720        449
            Income taxes                      1,428      1,940
            Other                             6,016      6,206
                                            --------  ---------

                                             $9,132    $10,057
                                            ========  =========


(3)   NOTES PAYABLE:
      --------------

      The Company's Mexico subsidiary had bank lines of credit totaling approximately $16 million, under which $6.3 million and $3.6 million of unsecured notes payable were outstanding as of September 30, 2001 and 2000, respectively. The notes bear interest (weighted average interest rate of approximately 7.1% and 9.2% at September 30, 2001 and 2000 respectively) based upon either a floating U.S. bank rate or the rate of certain Mexican government securities and are renewable annually.


(4)   LONG-TERM DEBT:
      ---------------

      Long-term debt consists of the following (in thousands):

                                              September 30,
                                             2001       2000
                                           ---------  ---------

            Senior Subordinated Notes      $ 16,500   $ 16,500
            Bank notes payable               11,327     12,280
            Bank term loan                    4,625      6,125
            Building mortgage                 2,138      2,273
            Other                                27        167
                                           ---------  ---------
                                             34,617     37,345
            Less current maturities         (32,599)    (7,135)
                                           ---------  ---------

                                           $  2,018   $ 30,210
                                           =========  =========

      The Company's primary financing arrangements are with a consortium of lenders, providing a total of up to $42.5 million in financing through September 2004. The financing agreements, as amended, include a revolving line of credit facility in the amount of $35 million which bears interest at either the prime rate (6% at September 30, 2001) plus 0.75%, or the prevailing LIBOR rate (approximately 2.6% at September 30, 2001) plus 2.25% through September 2004. The agreements also provide for the payment of various bank fees approximating $20,000 per month. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, subject to reserves for anticipated subordinated debt payments and certain other items, as defined. The Company has executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of these borrowings at 8.98% through August 2005.

      The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility.

      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. The Company was not in compliance with certain provisions of the loan and security agreement at September 30, 2001 (see Note 15) and, accordingly, has classified this debt as current maturities of long-term debt in the accompanying balance sheet as of that date. As of September 30, 2001, the Company had approximately $23 million of unused lines of credit available under the revolving credit facility.

      The Company also has outstanding $16.5 million of Senior Subordinated Notes valued at their face amount, due 2003. The subordinated note agreement provides for a total interest rate of 13.5% through June 2002 and 12.25% though maturity in 2003. Due to the Company's noncompliance under its primary lending arrangements discussed above, it was prohibited from making a scheduled subordinated note payment of $5.5 million due in September 2001 (see Note 15). The note agreement provides for an additional interest charge of 2% on this amount until payment is made. The note agreement, as amended, contains provisions that limit dividends and other payments, and requires the maintenance of certain financial covenants and ratios, one of which the Company did not comply with as of September 30, 2001. Due to the payment default and noncompliance with a financial covenant, the subordinated notes have also been classified as current maturities of long-term debt in the accompanying balance sheet as of September 30, 2001.

      Warrants to purchase 300,000 shares of common stock at an exercise price of $4.28 per share remain outstanding in connection with the original subordinated note issue. The warrants expire in 2003.

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

      Aggregate maturities of long-term debt are as follows (in thousands):


                                 2002            $32,599
                                 2003                185
                                 2004                172
                                 2005                187
                                 Thereafter        1,473
                                               ----------
                                                 $34,617
                                               ==========

      The bank notes payable and term loan under the Company's primary financing arrangements have a stated maturity date of September 2004; the Senior

      Subordinated Notes have stated maturities of $5.5 million each in September 2001, 2002 and 2003. However, as described above, all of this long-term debt is reflected in the foregoing table as current maturities.


(5)   INCOME TAXES:
      -------------

      The components of net deferred tax asset recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                        2001          2000
                                                    ------------  ------------
      U.S. current deferred tax assets (included
         in other current assets)                        $  578        $  831
      Foreign current deferred tax liability
         (included in accrued liabilities)               (1,326)       (1,434)
      U.S. and foreign, noncurrent deferred tax
         asset (liability) (included in other
         assets and deferred income taxes and other)      1,559         1,486
                                                    ------------  ------------
         Net deferred tax asset                          $  811        $  883
                                                    ============  ============

      Deferred tax assets:
         Provisions for losses from discontinued
         operations                                      $  534        $   -
         Depreciation                                       192           257
         Vacation pay                                        66            75
         Accrued pension                                    622           635
         Accrued restructuring and related costs            115           558
         Accrued environmental costs                         65            49
         Installment sale and related expenses              216           702
         Other                                              478           255
         Foreign net operating loss carryforward            520           511
         Valuation allowance                               (520)         (511)
                                                    ------------  ------------
         Total deferred tax asset                         2,288         2,531
                                                    ------------  ------------
      Deferred tax liabilities:
         Inventories                                     (1,384)       (1,128)
         Property, plant and equipment                      (93)         (520)
                                                    ------------  ------------
         Total deferred tax liability                    (1,477)       (1,648)
                                                    ------------  ------------
       Net deferred tax asset                            $  811        $  883
                                                    ============  ============

      It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. Certain undistributed earnings of foreign subsidiaries that are essentially permanent in duration and not expected to reverse in the foreseeable future approximate $26,890,000 as of September 30, 2001. The determination of the unrecognized deferred tax liability for such temporary differences is not practicable.

      At September 30, 2001 and 2000, the Company had valuation allowances against certain deferred tax assets totaling $520,000 and $511,000, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50% probability that the benefit of the assets will be realized in the associated tax returns.

      The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                               2001       2000       1999
                                             --------   --------  ---------
              Current:
                 U.S. Federal                $  (352)   $  (530)  $     (9)
                 State                           (12)      (124)       (22)
                 Foreign                       1,215        845      1,527
                                             --------   --------  ---------
                                                 851        191      1,496
                                             --------   --------  ---------
              Deferred:
                 U.S. Federal                   (199)      (900)      (929)
                 State                           (71)        -        (110)
                 Foreign                         264        261        150
                                             --------   --------  ---------
                                                (534)      (639)      (889)
                                             --------   --------  ---------
                                             $   317    $  (448)  $    607
                                             ========   ========  =========


      Foreign deferred tax provision is comprised principally of temporary differences related to Mexico asset purchases. The U.S. deferred (benefit) in 2001, 2000 and 1999 result primarily from expenses accrued but not yet deductible for taxes.

      The differences between the provision (benefit) for income taxes from continuing operations computed at the U.S. statutory federal income tax rate and the provision (benefit) from continuing operations in the accompanying consolidated financial statements are as follows (in thousands):

                                               2001        2000        1999
                                             --------   ---------   ---------

              Amount computed using
               statutory rate                $  329     $  (393)    $   642

              Foreign income                    (28)       (169)        (26)

              State taxes, net of federal
               benefit                          (54)        (82)        (15)

              Permanent differences             168         254         231

              Other                             (98)        (58)       (225)
                                             --------   --------   ---------

              Provision (benefit) for
               income taxes                  $  317     $  (448)    $   607
                                             ========   =========   =========

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

      The following tables set forth the plans' funded status (accumulated benefits exceed assets in all plans) and other information for the fiscal years ended September 30, 2001 and 2000 (in thousands):

                                                         September 30,
                                                     2001        2000
                                                  ----------  ----------
         Change in benefit obligation:

         Obligation at beginning of year          $ 3,887     $ 4,275

         Service cost                                 178         180

         Interest cost                                245         238

         Actuarial gain                                25        (495)

         Benefit payments                            (504)       (311)
                                                  ----------  ----------

         Obligation at end of year                $ 3,831     $ 3,887
                                                  ==========  ==========




         Change in market value of plan assets:

         Market value at beginning of year        $ 3,338     $ 2,906

         Actual return on plan assets                 298         219

         Employer contributions                       357         524

         Benefit payments                            (504)       (311)
                                                  ----------  ----------

         Market value at end of year              $ 3,489     $ 3,338
                                                  ==========  ==========

                                                       September 30,
                                                     2001        2000
                                                  ----------  ----------
         Prepaid pension asset:

         Projected benefit obligation             $(3,831)    $(3,887)

         Plan assets at market value                3,489       3,338
                                                  ----------  ----------

         Projected benefit obligation in excess
          of plan assets                             (342)       (549)

         Unrecognized net gain from past
           experience different from assumptions      278         334

         Unrecognized net obligation being
          recognized over periods from
          10 to 16 years                              196         631
                                                  ----------  ----------
         Prepaid pension asset                    $   132     $   415
                                                  ==========  ==========

      Net periodic pension costs include the following components (in thousands):

                                                        2001    2000    1999
                                                      ------- ------- -------
         Service costs - benefits earned during period $ 178   $ 180   $ 311
         Interest cost on projected benefit obligation   245     237     235
         Expected return on plan assets                 (248)   (214)   (203)
         Net amortization and deferral                    76     141     139
                                                      ------- ------- -------
         Net periodic pension cost                     $ 251   $ 344   $ 482
                                                      ======= ======= =======


      In determining the projected benefit obligation, the weighted average discount rates utilized were 6.4%, 6.4% and 6.7% for the periods ended September 30, 2001, 2000 and 1999, respectively. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5 % to 8.5 % in all years presented above. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

      The Company also maintains two defined-contribution plans (401k) for all non-union domestic employees and certain union employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic amount of up to 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4%, as specified in the plan. Charges to operations for these plans for the years ended September 30, 2001, 2000 and 1999 were $588,000, $610,000 and
      $871,000, respectively.

(7)   SHAREHOLDERS' EQUITY:
      ---------------------

      The Company provides an Employee Stock Purchase Plan under which shares of its common stock can be issued to eligible employees. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10 % of their compensation at the lower of 85 % of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 2001, 2000 and 1999, 9,415, 10,757 and 6,619 shares, respectively, were issued under this plan. At September 30, 2001, there are 72,306 shares available for future purchases under the plan.

      The Company has also granted non-qualified options to key employees, under the 1988 Dixon Ticonderoga Company Executive Stock Plan, to purchase shares of its common stock at the market price on the date of grant. Under the 1988 Plan (as amended) options vest 25 % after one year; 25 % after two years; and 50 % after three years, and remain exercisable for a period of five years from the date of vesting. All options expire three months after termination of employment. At September 30, 2001, there were 267,250 options outstanding and no shares available for future grants under the 1988 Plan.

      In addition, the Dixon Ticonderoga Company 1999 Stock Option Plan (the "1999 Plan") was adopted in fiscal 1999, covering a maximum aggregate 300,000 shares. Under the 1999 Plan, qualified incentive stock options or non-qualified stock options can be granted to employees at the market price on the date of grant and which will vest on the same basis as the 1988 Plan described above. Non-qualified options under the 1999 Plan may also be issued to Company outside directors at the market price on the date of grant and which may vest over varying periods. In 2001, 159,800 and in 2000, 10,000 options were granted to employees under the 1999 Plan. In addition, in 1999, 30,000 non-qualified options were granted to outside directors that vest over a two-year period. At September 30, 2001 there were 189,800 options outstanding and 110,200 shares available for future grants under the 1999 Plan. The following table summarizes the combined stock options activity for 2001, 2000 and 1999.


                             2001                  2000                 1999
                      --------------------  -------------------  --------------------
                       Number    Option      Number    Option     Number    Option
                      of Shares   Price     of Shares  Price     of Shares   Price
                      --------------------  -------------------  --------------------

   Options outstanding
    at beginning of year                                               312     $7.75
                         27,000     $8.63      41,750    $8.63      44,250      8.63
                         34,125      6.75      48,625     6.75      60,125      6.75
                         10,750      7.13      10,750     7.13      15,250      7.13
                        258,000      8.88     273,000     8.88     317,000      8.88
                                                                    10,000     14.13
                          2,500     12.88       5,500    12.88      18,500     12.88
                         10,000     11.38      10,000    11.38
                         30,000     11.00      40,000    11.00
                          7,500      4.25

   Options exercised                          (10,000)    6.75     (10,250)     6.75
                                                                    (2,000)     7.13
                                                                      (312)     7.75
                                              (11,750)    8.63      (1,750)     8.63
                                                                   (19,688)     8.88

   Options granted                                                  10,000     11.38
                                                                    40,000     11.00
                                               10,000     4.25
                         10,000      4.75
                         17,500      3.81
                        132,300      3.70

   Options expired
      or canceled        (2,500)     4.25      (2,500)    4.25
                        (27,000)     8.63      (3,000)    8.63        (750)     8.63
                        (12,875)     6.75      (4,500)    6.75      (1,250)     6.75
                        (27,000)     8.88     (15,000)    8.88     (24,312)     8.88
                         (8,250)     7.13                           (2,500)     7.13
                         (5,000)    11.00     (10,000)   11.00
                                               (3,000)   12.88     (13,000)    12.88
                                                                   (10,000)    14.13
                      ----------            ----------           ----------
                        457,050               379,875              429,625
                      ==========            ==========           ==========

      The Company has adopted the disclosure-only provisions of FASB Statement No. 123 and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net income (loss) and earnings (loss) per share would have been as follows if the fair value estimates were used to record compensation expense:

                                        2001           2000          1999
                                     ------------   ------------  ------------

      Pro forma net income (loss)    $ (505,281)    $(1,048,842)  $6,476,269
                                     ============   ============  ============
      Earnings (loss) per share:
          Basic                      $     (.16)    $      (.33)  $     1.89
                                     ============   ============  ============
          Diluted                    $     (.16)    $      (.33)  $     1.81
                                     ============   ============  ============

      These pro forma amounts were estimated using the Black-Scholes valuation model assuming no dividends, expected volatility of 36% in 2001 and 33% in prior years, an average risk-free interest rate of 4.7% in 2001 and 6.7% in prior years and expected lives of approximately six years for all grants prior to 2001 and eight years thereafter. The weighted average fair value estimates of options granted during 2001, 2000 and 1999 was $2.47, $2.92 and $3.67, respectively. The weighted average remaining lives are 5.5, 5.6 and 5.6 years for options granted in 2001, 2000 and 1999, respectively.

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


(9)   EARNINGS  PER  COMMON  SHARE:
      -----------------------------

      Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares [consisting of stock options (Note 7) and stock warrants (Note 4)]. For the year ended September 30, 2000, options and warrants to purchase 679,875 shares of common stock were excluded from the computation of diluted earnings (loss) per share as such options and warrants were anti-dilutive.

      Weighted average common shares used in the calculation of earnings (loss) per share are as follows:

              Year                 Basic      Diluted
              ----               ----------  ----------
              2001               3,171,190   3,176,609
              2000               3,202,582   3,202,582
              1999               3,420,779   3,581,062


(10)  RESTRUCTURING AND RELATED COSTS:
      --------------------------------

      In fiscal 1999, the Company provided approximately $1,917,000 in connection with Phase 1 of its Restructuring and Cost Reduction Program, which was intended to improve overall financial performance in the future. The program included manufacturing plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. Approximately 125 employees (principally plant workers) were affected by this phase of the program. In 1999, approximately $213,000 was charged against the restructuring cost and impairment reserves, as set forth below. The carrying amount of property and equipment held for disposal in Phase 1 approximated $2 million with the estimated fair value principally based upon assessments of value made by local realtors or appraisals. Management disposed of the remaining assets from Phase 1 in May 2001.

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

      Also in fiscal 2000, the Company provided approximately $1,435,000 of impairment and restructuring related costs in connection with Phase 2 of its Restructuring and Cost Reduction Program, which included further consolidation of certain U.S. manufacturing processes, the consolidation of its Mexico operations into a new facility and additional personnel reductions in manufacturing, sales, marketing and corporate activities. An additional 170 employees (principally plant workers) were affected by the second phase of the program. The carrying amount of additional property held for disposal under Phase 2 of the program was $1.1 million and this additional property was disposed of in 2001 for approximately that amount.

      The   restructuring   and  impairment   related   charges  and  subsequent
      utilization through fiscal 2001 are summarized below (in thousands):

                                                        Losses from
                                         Employee      impairment, sale
                                        severance      and abandonment
                                        and related      of property
                                          costs         and equipment      Total
                                      --------------  -----------------  ----------
1999 restructuring and impairment
  related charges (Phase 1)               $ 587            $ 1,330         $ 1,917

Utilized in fiscal 1999                    (199)               (14)           (213)
                                      --------------  -----------------  ----------

Reserve balances at September 30, 1999      388              1,316           1,704

Utilized in fiscal 2000 (Phase 1)          (594)            (1,316)         (1,910)
                                      --------------  -----------------  ----------
                                           (206)               -              (206)
                                      --------------  -----------------  ----------

Additional fiscal 2000 provisions
 (Phase 1)                                  206                -               206

2000 restructuring and impairment
  related charges (Phase 2)                 834                468           1,302
                                      --------------  -----------------  ----------

Total 2000 restructuring and
  impairment related charges              1,040                468           1,508
                                      --------------  -----------------  ----------
                                            834                468           1,302

Utilized in fiscal 2000 (Phase 2)          (161)              (156)           (317)
                                      --------------  -----------------  ----------

Reserve balances at September 30,
  2000                                      673                312             985

2001 restructuring and impairment
  related charges                           -                  868             868

Utilized in fiscal 2001 (Phase 2)          (334)            (1,180)         (1,514)
                                      --------------  -----------------  ----------

                                          $ 339            $   -           $   339
                                      ==============  =================  ==========


(11)  LINE OF BUSINESS REPORTING:
      ---------------------------

      Effective with the Company's 2001 plan to exit the Industrial Segment (Note 12), at September 30, 2001 the Company's continuing operations only consist of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations as of September 30, 2001, 2000 and 1999, and for the years then ended (in thousands).

                                            Operating          Identifiable
                              Revenues     Profit (Loss)          Assets
                            ------------  --------------     ----------------
       2001:
          United States       $ 56,770        $ 2,076            $ 44,598
          Canada                 8,675            527               5,673
          Mexico                23,813          2,849              29,012
          United Kingdom         1,046            (26)                674
          China                    189            (70)              1,363

       2000:
          United States       $ 57,043        $  (658)           $ 45,317
          Canada                 9,515            620               6,741
          Mexico                23,943          2,664              27,910
          United Kingdom         1,124            (16)                616
          China                     66            (95)              1,153

       1999:
          United States       $ 65,222        $   145            $ 57,572
          Canada                 8,943            557               5,784
          Mexico                22,127          4,890              22,921
          United Kingdom         1,080            (13)                633


(12)  DISCONTINUED OPERATIONS:
      ------------------------

      On September 17, 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. The Company had disposed of its Graphite and Lubricants division in 1999. Accordingly, related operating results of the Industrial Group have been reported as discontinued operations in the accompanying consolidated financial statements.

      Net revenues and income (loss) from discontinued operations are as follows (in thousands):

                                             2001       2000        1999
                                           ---------  ----------  ---------

      Net revenues                          $ 9,529     $11,188    $17,317
                                           =========  ==========  =========

      Income   (loss)  from   discontinued
        operations before income taxes      $   (85)    $   (88)   $10,267
      Income tax benefit (expense)               29          23     (3,987)
                                           ---------  ----------  ---------
                                                (56)        (65)     6,280
                                           ---------  ----------  ---------
      Loss on disposal of Industrial Group   (1,570)        -          -
      Income tax benefit                        526         -          -
                                           ---------  ----------  ---------
                                              1,044         -          -
                                           ---------  ----------  ---------

      Income   (loss)  from   discontinued
       operations                           $(1,100)    $   (65)    $6,280
                                           =========  ==========  =========
      Earnings (loss) per share (basic)     $ (0.35)    $ (0.02)    $ 1.83
                                           =========  ==========  =========
      Earnings (loss per share (diluted)    $ (0.35)    $ (0.02)    $ 1.76
                                           =========  ==========  =========


      Income (loss) from discontinued operations includes pre-tax gains on sales of assets of $1,202 and $9,636, in 2001 and 1999, respectively, attributable to the sale of the Company's Graphite and Lubricants division. In addition, interest expense of $427, $597 and $603 has been allocated to income (loss) from discontinued operations in 2001, 2000 and 1999, respectively, based upon the identifiable assets of such operations. The loss on disposal in 2001 includes the anticipated loss on the sale of the New Castle Refractories division of $468, a provision for the wind-up of that division's pension plans of $432, and a provision for anticipated operating losses through the date of disposal (expected to be by August
      2002) of $670.

      Assets and liabilities relating to discontinued operations and included in
      the   accompanying   consolidated   balance  sheets  are  as  follows  (in
      thousands):

                                                 September 30,
                                                 2001       2000
                                              ---------  ----------
      Current assets                           $ 4,619    $ 4,447
      Property, plant and equipment, net           473        534
      Current liabilities                       (1,448)      (733)
      Long-term liabilities and other, net        (743)      (495)
                                              ---------  ----------
      Net assets of discontinued operations    $ 2,901    $ 3,753
                                              =========  ==========

(13)  COMMITMENTS AND CONTINGENCIES:
      ------------------------------

      The Company has entered into employment agreements with four executives which provide for the continuation of salary (currently aggregating $68,700 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter. The Company has also entered into various agreements with nine additional employees which provide for continuation of salaries (averaging $8,500 each per month) for periods up to 24 months under certain circumstances.

      The  Company   leases  a  distribution   center  in  Macon,   Georgia  for
      approximately $365,000 per year and a manufacturing and distribution facility in Mexico at an average annual rental of $1,188,000 per year. The Company also leases certain manufacturing equipment under a five-year noncancelable operating lease arrangement. The rental expense under this lease was $372,000 in 2001. Annual future minimum rental payments are approximately $372,000 per year through 2004 and $93,000 in 2005. Rental expense under a previous equipment lease was $417,000 in 1999.

      The Company, in the normal course of business, is party in certain litigation. In 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. All subsequent appeals were denied and as a result of the judgment, the Company paid $3.6 million in 1998 to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and in fiscal 2000 the Company reached settlements with its various insurers for reimbursement of legal costs in the amount of $653,000 (reflected as a reduction in selling and administrative expenses). In 2001, a pending malpractice suit was settled and the Company received $575,000 (also reflected as a reduction in selling and administrative expenses).

      The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

      The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $269,000 as of September 30, 2001), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

(14)  SUMMARY OF QUARTERLY FINANCIAL INFORMATION ( UNAUDITED )
      --------------------------------------------------------
       ( In Thousands, Except Per Share Data ):
       ----------------------------------------

              2001:                 First      Second       Third       Fourth
              ----                ----------  ----------  ----------  ----------
Revenues                            $17,242     $18,727     $28,996     $25,528
Income (loss) from continuing
  operations                         (1,144)       (326)      1,514         576
Income (loss) from discontinued
  operations                           (166)        646         (98)     (1,482)
Net income (loss)                    (1,310)        320       1,416        (906)

Earnings (loss) per share: (a)
  Continuing operations:
   Basic                               (.36)       (.10)        .48         .18
   Diluted                             (.36)       (.10)        .48         .18
  Discontinued operations:
   Basic                               (.05)        .20        (.03)       (.47)
   Diluted                             (.05)        .20        (.03)       (.47)
  Net income (loss):
   Basic                               (.41)        .10         .45        (.29)
   Diluted                             (.41)        .10         .45        (.29)

              2000:                 First      Second       Third       Fourth
              ----                ----------  ----------  ----------  ----------
Revenues                            $16,351     $19,395     $30,618     $25,327
Income (loss) from continuing
  operations                         (1,309)       (221)      1,371        (574)
Income (loss) from discontinued
  operations                           (191)        (26)        145           7
Net income (loss)                    (1,500)       (247)      1,516        (567)

Earnings (loss) per share: (a)
  Continuing operations:
   Basic                               (.39)       (.07)        .44        (.18)
   Diluted                             (.39)       (.07)        .44        (.18)
  Discontinued operations:
   Basic                               (.06)       (.01)        .04         .00
   Diluted                             (.06)       (.01)        .04         .00
  Net income (loss):
   Basic                               (.45)       (.08)        .48        (.18)
   Diluted                             (.45)       (.08)        .48        (.18)

      (a) Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.

(15) LIQUIDITY, CAPITAL RESOURCES AND SUBSEQUENT EVENTS:
     ---------------------------------------------------

      On September 15, 2001, a waiver of compliance with one provision of the Company's primary lending agreement expired and shortly thereafter its senior lenders prohibited the payment of $5.5 million in principal due to senior subordinated noteholders on September 26, 2001 (see Note 4). The payment due date was later extended by the noteholders until November 14, 2001 and the aforementioned waiver from the Company's senior lenders was also extended through that date. These extensions expired on November 15, 2001. The senior lenders again blocked any payment to the subordinated noteholders and the Company has continued to negotiate with its various lenders since then. As of September 30, 2001, the Company was not in compliance with two financial covenants under its senior debt agreements and one financial covenant under its subordinated note agreement. The Company has received an additional extension and a waiver of certain defaults under its senior debt agreements through May 3, 2002 to allow the Company more time to address its debt issues to the mutual satisfaction of all parties involved. The Company has asked both its senior and subordinated lenders to amend various provisions of their debt agreements until at least October 2002 to allow the Company time to pursue a longer-term solution.

      The Company believes it has sufficient lines of credit available under its senior debt and other agreements to fulfill all current and anticipated operating requirements of its business. Moreover, the senior lenders have consistently supported the Company by continuing normal funding under their agreements throughout the ongoing negotiations. However, the Company does not believe it will have excess cash flow to retire the total $16.5 million in subordinated notes by their due date in 2003. The Company has asked the subordinated noteholders and they have expressed a willingness to consider restructuring their scheduled principal payments to allow the Company sufficient time to retire the notes through the infusion of some form of new equity capital, new secondary financing and/or the sale of assets. However, the Company cannot assure that its efforts will be successful, that the subordinated noteholders will amend their scheduled payments and/or that it will maintain and/or secure new sources of capital. Moreover, in light of the current circumstances regarding the Company's various debt arrangements, the report of the Company's independent accountants includes an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.

      The Company's Mexico subsidiary presently has approximately $13 million lines of credit ($6 million unused) expiring at various dates. The Company's subsidiary cannot assure that these lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured.

      The Company has retained Wachovia Securities (formerly First Union Securities) and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to resolve the Company's issues with its lenders while maximizing shareholder value.

                         DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 2001, 2000 and 1999

                      Balance at    Additions    Additions to         Balance
                      Beginning      Charged      (Deductions         at Close
   Description        Of Period     to Income    From) Reserves      of Period
-------------------  ------------  ----------   ---------------    -------------

Allowance for Doubtful Accounts:
--------------------------------

Year Ended
 September 30, 2001  $ 1,418,908   $ 151,263    $  (87,647) (1)    $ 1,482,524
                     ============  ==========   ===============    =============

Year Ended
 September 30, 2000  $ 1,428,541   $ 218,795    $ (228,428) (1)    $ 1,418,908
                     ============  ==========   ===============    =============

Year Ended
 September 30, 1999  $ 1,369,815   $ 191,356    $ (132,630) (1)    $ 1,428,541
                     ============  ==========   ===============    =============

(1) Write-off of accounts considered to be uncollectible (net of recoveries).




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURES
        ---------------------

        None.

                                          PART III
                                          --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

      Certain information required under this Item with respect to Directors and Executive Officers will be contained in the Company's 2001 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

      The following table sets forth the names and ages of the Company's Executive Officers, together with all positions and offices held with the Company by such Executive Officers. All Executive Officers are subject to re-election or re-appointment by the Board of Directors at the first Directors' Meeting succeeding the next Annual Meeting of shareholders.

             Name                  Age                     Title

Gino N. Pala                        73  Chairman  of the  Board  since  February
(Father-in-law of Richard F. Joyce)     1989;   President  and  Chief  Executive
                                        Officer or Co-Chief Executive Officer
                                        since 1978.

Richard F. Joyce                    46  Vice   Chairman   of  the  Board   since
(Son-in-law of Gino N. Pala)            January  1990;  President  and  Co-Chief
                                        Executive  Officer  since  March   1999;
                                        prior   thereto   President  and   Chief
                                        Operating Officer, Consumer Group, since
                                        March,1996; Executive Vice President and
                                        Chief Legal   Executive  since  February
                                        1991; Corporate Counsel since July 1990.

Richard A. Asta                     45  Executive  Vice President of Finance and
                                        Chief  Financial  Officer since February
                                        1991;    prior   thereto   Senior   Vice
                                        President - Finance and Chief  Financial
                                        Officer since March 1990; and Director since May 1999.

Leonard D. Dahlberg, Jr.            50  Executive  Vice  President of Operations
                                        since   August  2000;   Executive   Vice
                                        President  of  Procurement  since  April
                                        1999;   prior  thereto   Executive  Vice
                                        President,   Industrial   Group,   since
                                        March 1996;  Executive Vice President of
                                        Manufacturing/Consumer          Products
                                        division since August 1995;  Senior Vice
                                        President   of    Manufacturing    since
                                        February   1993;   Vice   President   of
                                        Manufacturing since March 1990.

John Adornetto                      60  Vice President and Corporate  Controller
                                        since   January   1991;   prior  thereto
                                        Corporate   Controller  since  September
                                        1978.

Diego Cespedes Creixell             43  President,  Grupo  Dixon  S.A.  de C.V.,
                                        since  August  1996 and  Director  since
                                        May 2000.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information required under this Item will be contained in the Company's 2001 Proxy Statement which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information required under this Item will be contained in the Company's 2001 Proxy Statement which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information required under this Item will be contained in the Company's 2001 Proxy Statement which is incorporated herein by reference.

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

            (10) k. Fourth Modification of Amended and Restated Revolving Credit Loan and Security Agreement.

            (10) l. Second Modification of Amended and Restated Term Loan Agreement.

            (10) m.  Amendment No. 2 to Note and Warrant Purchase Agreement.

            (21)     Subsidiaries of the Company

            (23)     Consent of Independent Certified Public Accountants.

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

8 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, file number 0-2655 filed in Washington, D.C.

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





        /s/  Gino N. Pala
        ----------------------------
        Gino N. Pala                Chairman of Board, Co-Chief
                                    Executive Officer and Director
                                    Date:  January 15, 2002
        /s/  Richard F. Joyce
        ----------------------------
        Richard F. Joyce            Vice Chairman of Board,
                                    Co-Chief Executive Officer,
                                    President and Director
                                    Date: January 15, 2002
        /s/  Richard A. Asta
        ----------------------------
        Richard A. Asta             Executive Vice President of
                                    Finance, Chief Financial
                                    Officer and Director
                                    Date:  January 15, 2002
        /s/  Diego Cespedes Creixell
        ----------------------------
        Diego Cespedes Creixell     President, Grupo Dixon S.A. de
                                    C.V., and Director
                                    Date: January 15, 2002
        /s/  Harvey L. Massey
        ----------------------------
        Harvey L. Massey            Director
                                    Date: January 15, 2002
        /s/  Philip M. Shasteen
        ----------------------------
        Philip M. Shasteen          Director
                                    Date: January 15, 2002
        /s/  Ben Berzin, Jr.
        ----------------------------
        Ben Berzin, Jr.             Director
                                    Date: January 15, 2002
        /s/  Kent Kramer
        ----------------------------
        Kent Kramer                 Director
                                    Date: January 15, 2002
        /s/  John Ritenour
        ----------------------------
        John Ritenour               Director
                                    Date: January 15, 2002

                                                                    Exhibit (21)
                                                                    ------------


                         2001 ANNUAL REPORT ON FORM 10-K
                         -------------------------------

                           SUBSIDIARIES OF THE COMPANY
                           ---------------------------

All of the Registrant's subsidiaries as of September 30, 2001, are listed below. Subsidiaries of a subsidiary are indented. All subsidiaries are included in the consolidated financial statements of the Registrant.


                                                                   Percentage of
                                                   State Or           Voting
                                               Jurisdiction of      Securities
                                                Organization          Owned
                                              -----------------  ---------------

Dixon Ticonderoga, Inc.                              Canada            100%

  Grupo Dixon, S.A. de C.V. (Subsidiary of
   Dixon Ticonderoga, Inc.)                          Mexico             97%

    Dixon Ticonderoga de Mexico, S.A. de C.V.
     (Subsidiary of Grupo Dixon, S.A. de C.V.)       Mexico            100%

    Dixon Comercializadora Dixon, S.A. de  C.V.
     (Subsidiary of Grupo Dixon, S.A. de C.V.)       Mexico            100%

    Servidix, S.A. de C.V.  (Subsidiary of
     Grupo Dixon, S.A. de C.V.)                      Mexico            100%

Dixon Industrial Mexico, S.A. de C.V. (a)            Mexico            100%

Beijing Dixon Ticonderoga Stationery Company, Ltd.   China             100%

Ticonderoga Graphite, Inc. (a)                     New York            100%

Dixon Europe, Limited                           United Kingdom         100%

(a)  Inactive

                                                                    Exhibit (23)
                                                                    ------------
               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               ---------------------------------------------------



     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-20054, 33-23380 and 333-22205) of Dixon Ticonderoga Company of our report dated December 6, 2001, except as to the first paragraph of Note 15 for which the date is January 10, 2002, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.





PricewaterhouseCoopers LLP
Tampa, Florida
January 10, 2002