Form 10-Q
period 2001-12-31
DIXON TICONDEROGA CO
filed 2002-02-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               __________________


                                   FORM 10-Q


                               __________________


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                               __________________


                         Commission file number 1-8689

                           DIXON TICONDEROGA COMPANY
              Incorporated pursuant to the Laws of Delaware State


                               __________________


       Internal Revenue Service - Employer Identification No. 23-0973760

                 195 International Parkway, Heathrow, FL 32746
                                 (407) 829-9000


                               __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on December 31, 2001, was 3,177,462.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----

                                                                      Page
                                                                      ----

PART  I.      FINANCIAL INFORMATION

Item 1.       Financial Information

              Consolidated Balance Sheets --
              December 31, 2001 and September 30, 2001                 3-4

              Consolidated Statements of Operations --
              For The Three Months Ended  December 31, 2001             5
              and 2000

              Consolidated Statements of Comprehensive Loss
              For The Three Months Ended  December 31, 2001             6
              and 2000

              Consolidated Statements of Cash Flows --
              For The Three Months Ended  December 31, 2001             7
              and 2000

              Notes to Consolidated Financial Statements              8-12

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           13-17

Item 3.       Quantitative   and  Qualitative   Disclosures            18
              About Market Risk

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                        19-20

              Signatures                                               21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                December 31,      September 30,
                                                   2001               2001
                                               --------------    ---------------

ASSETS:
-------

CURRENT ASSETS:
  Cash and cash equivalents                     $    871,975      $    844,299
  Receivables,    less    allowance   for
   doubtful  accounts  of  $1,504,595  at
   December  31, 2001 and  $1,482,524  at
   September 30, 2001                             25,629,616        31,647,950
  Inventories                                     35,703,381        35,583,082
  Other current assets                             2,480,959         2,227,785
                                               --------------    ---------------

   Total current assets                           64,685,931        70,303,116
                                               --------------    ---------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                              11,278,873        10,608,980
  Machinery and equipment                         17,467,897        17,155,371
  Furniture and fixtures                           1,748,796         1,741,811
                                               --------------    ---------------

                                                  30,495,566        29,506,162
  Less accumulated depreciation                  (19,513,101)      (19,022,674)
                                               --------------    ---------------

                                                  10,982,465        10,483,488
                                               --------------    ---------------

OTHER ASSETS                                       5,554,460         5,625,771
                                               --------------    ---------------

                                                $ 81,222,856      $ 86,412,375
                                               ==============    ===============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                December 31,      September 30,
                                                   2001               2001
                                               --------------    ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
  Notes payable                                 $ 7,511,462        $ 6,294,268
  Current maturities of long-term debt           31,226,989         32,598,531
  Accounts payable                                7,275,997          9,321,957
  Accrued liabilities                             6,466,709          9,132,057
                                               --------------    ---------------

   Total current liabilities                     52,481,157         57,346,813
                                               --------------    ---------------

LONG-TERM DEBT                                    1,995,742          2,018,125
                                               --------------    ---------------

DEFERRED INCOME TAXES AND OTHER                     700,619            984,492
                                               --------------    ---------------

MINORITY INTEREST                                   604,799            577,241
                                               --------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred  stock,  par  $1,  authorized
   100,000 shares, none issued
                                                    --                 --
  Common stock, par $1, authorized
   8,000,000 shares; issued 3,710,309
   shares                                         3,710,309          3,710,309
  Capital in excess of par value                  3,670,135          3,670,135
  Retained earnings                              24,893,066         25,667,675
  Accumulated comprehensive loss                 (3,372,237)        (4,101,681)
                                               --------------    ---------------

                                                 28,901,273         28,946,438
  Less - treasury stock, at cost
   (532,847 shares)                              (3,460,734)        (3,460,734)
                                               --------------    ---------------
                                                 25,440,539         25,485,704
                                               --------------    ---------------

                                                $81,222,856        $86,412,375
                                               ==============    ===============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                       2001            2000
                                                   -------------   -------------

REVENUES                                            $17,902,150     $17,241,882
                                                   -------------   -------------
COST AND EXPENSES:
  Cost of goods sold                                 11,309,007      11,575,318
  Selling and administrative expenses                 6,766,713       6,456,694
  Provision for restructuring and related costs         174,850             --
                                                   -------------   -------------
                                                     18,250,570      18,032,012
                                                   -------------   -------------
OPERATING LOSS                                         (348,420)       (790,130)
INTEREST EXPENSE                                        874,501       1,011,403
                                                   -------------   -------------
LOSS  FROM  CONTINUING   OPERATIONS   BEFORE
  INCOME TAX BENEFIT AND MINORITY INTEREST           (1,222,921)     (1,801,533)
INCOME TAX BENEFIT                                     (453,914)       (644,807)
                                                   -------------   -------------
                                                       (769,007)     (1,156,726)
MINORITY INTEREST                                         5,604         (12,011)
                                                   -------------   -------------
LOSS FROM CONTINUING OPERATIONS                        (774,611)     (1,144,715)
                                                   -------------   -------------
LOSS FROM  DISCONTINUED  OPERATIONS,  NET OF
  APPLICABLE INCOME TAXES                                   --         (165,542)
                                                   -------------   -------------
NET LOSS                                             $ (774,611)    $(1,310,257)
                                                   =============   =============
LOSS PER COMMON SHARE (BASIC):
  Continuing operations                              $     (.24)    $      (.36)
  Discontinued operations                                   --             (.05)
                                                   -------------   -------------
  Net loss                                           $     (.24)    $      (.41)
                                                   =============   =============
LOSS PER COMMON SHARE (DILUTED):

  Continuing operations                              $     (.24)    $      (.36)
  Discontinued operations                                   --             (.05)
                                                   -------------   -------------
  Net loss                                           $     (.24)    $      (.41)
                                                   =============   =============
SHARES OUTSTANDING:
  BASIC                                               3,177,462       3,168,047
                                                   =============   =============
  DILUTED                                             3,177,462       3,168,047
                                                   =============   =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  ---------------------------------------------

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                     2001           2000
                                                 ------------   ------------

NET LOSS                                         $ (774,611)    $(1,310,257)

OTHER COMPREHENSIVE LOSS:

  Cumulative effect adjustment to recognize fair
   value of cash flow hedges                            --          (54,205)

  Current period adjustment to recognize fair
   value of cash flow hedges                         71,263        (157,715)


  Foreign currency translation adjustments          658,178        (580,343)
                                                 ------------   ------------

COMPREHENSIVE LOSS                               $  (45,170)    $(2,102,520)
                                                 ============   ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          2001          2000
                                                       ------------  -----------
Cash flows from operating activities:

Net loss from continuing operations                    $ (774,611)  $(1,144,715)

Net loss from discontinued operations                         --       (165,542)

Adjustment to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                           587,642       628,689
  Provision for doubtful accounts receivable              109,935       111,828
  Loss (gain) attributable to foreign currency
   exchange                                               (36,929)       57,760
  Income (loss) attributable to minority interest           5,604       (12,011)
  Changes in assets [(increase) decrease] and
   liabilities [increase (decrease)]:
   Receivables, net                                     6,303,861     5,601,811
   Inventories                                            246,541       (54,790)
   Other current assets                                  (244,939)     (314,919)
   Accounts payable and accrued liabilities            (4,893,783)   (3,207,098)
   Other assets                                           (59,744)     (109,591)
                                                       ------------  -----------
Net cash provided by operations                         1,243,577     1,391,422
                                                       ------------  -----------
Cash flows from investing activities:
  Purchases of plant and equipment, net                  (511,381)     (853,037)
                                                       ------------  -----------
Cash flows from financing activities:
  Principal reductions of notes payable                  (212,595)     (101,455)
  Principal reductions of long-term debt                 (409,817)     (441,088)
  Other non-current liabilities                            (6,692)       64,719
                                                       ------------  -----------
Net cash used in financing activities                    (629,104)     (477,824)
                                                       ------------  -----------
Effect of exchange rate changes on cash                   (75,416)      (40,044)
                                                       ------------  -----------
Net increase in cash and cash equivalents                  27,676        20,517

Cash and cash equivalents, beginning of period            844,299       448,452
                                                       ------------  -----------

Cash and cash equivalents, end of period               $  871,975    $  468,969
                                                       ============  ===========
Supplemental Disclosures:
  Cash paid during the period:
   Interest                                            $1,487,510    $1,548,489
   Income taxes                                           282,025       717,777

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  Basis of presentation:

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of December 31, 2001, and the results of their operations and cash flows for the three months ended December 31, 2001 and 2000, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

2.  Inventories:

    Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 2001 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

    Inventories consist of (in thousands):

                                           December 31,   September 30,
                                              2001            2001
                                           ------------   -------------
      Raw materials                         $ 14,159        $ 13,328
      Work in process                          3,374           3,572
      Finished goods                          18,170          18,683
                                           ------------   -------------
                                            $ 35,703        $ 35,583
                                           ============   =============


3.  RECENT ACCOUNTING PRONOUNCEMENTS:

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

4.  RESTRUCTURING AND RELATED COSTS:

    In the first quarter of fiscal 2002, the Company continued its efforts towards completion of Phase 2 of its Restructuring and Cost Reduction Program, including the further consolidation of certain U.S. manufacturing processes with its Mexico operations as well as additional personnel reductions at its new Mexico facility. The restructuring and related costs (severances and lease settlement expense) and utilization since September 30, 2001 are summarized below (in thousands):

                                                Losses from the
                                                impairment, sale
                         Employee severance    or abandonment of
                          and related costs    property and equipment       Total
                        ------------------    -----------------------     ---------
Reserve balances at
 September 30, 2001         $   339              $     --                  $  339

Quarter ended December
 31, 2001 restructuring
 and impairment
 related charges                 99                    76                     175

Payments in quarter
 ended December 31, 2001       (190)                   --                    (190)
                        ------------------    -----------------------     ---------

Reserves balances at
 December 31, 2001          $   248              $     76                  $  324
                        ==================    =======================     =========

5.  LINE OF BUSINESS REPORTING:

    Effective with the Company's 2001 plan to exit the Industrial  Segment (Note
    6), the Company's continuing operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three-month periods ended December 31, 2001 and 2000 (in thousands).


                                                   Operating
                                       Revenues   Profit (Loss)
                                     ------------ ------------
                  2001:
                     United States     $11,017      $ (558)
                     Canada              1,878         124
                     Mexico              4,757          65
                     United Kingdom        232          (6)
                     China                  18          27
                                     ------------ ------------
                                       $17,902      $ (348)
                                     ============ ============

                  2000:
                     United States     $11,870       $(294)
                     Canada              1,825          25
                     Mexico              3,226        (429)
                     United Kingdom        214         (16)
                     China                 107         (76)
                                     ------------ ------------
                                       $17,242      $ (790)
                                     ============ ============




    The United States operating loss in each period includes unallocated corporate expenses.

6.  DISCONTINUED OPERATIONS:

    In September 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. Accordingly, related operating results of the Industrial Group have been reported as discontinued operations in the accompanying consolidated financial statements. The Company expects to complete the sale of this division by August 2002.

    Net  revenues  and  income  (loss)  from  discontinued   operations  in  the
    accompanying financial statements are as follows (in thousands):


                                                Three Months Ended
                                                   December 31,
                                               ---------------------
                                                 2001        2000
                                               ----------  ---------
      Net revenues                              $  --       $ 2,555
                                               ==========  =========

      Income (loss) rom discontinued
        operations before income taxes          $  --       $  (249)

      Income tax benefit                           --            83
                                               ----------  ---------
      Income (loss) from discontinued
      operations                                $  --       $  (166)
                                               ==========  =========

      Earnings (loss) per share (basic)         $  --       $ (0.05)
                                               ==========  =========
      Earnings (loss) per share (diluted)       $  --       $ (0.05)
                                               ==========  =========

    Income (loss) from discontinued operations includes allocated interest expense of $108 in the period ended December 31, 2000, based upon the identifiable assets of such operations. In September 2001, the Company provided $670 for anticipated operating losses and $432 for the wind-up of certain pension plans. Losses from discontinued operations during the December 31, 2001 period were $265 (including $84 in allocated interest expense). In addition, the Company paid $432 for the wind-up of pension plans.

    Assets and liabilities relating to discontinued operations and included in the accompanying consolidated balance sheets are as follows (in thousands):


                                               December 31,     September 30,
                                                  2001              2001
                                              ------------     --------------

      Current assets                             $ 4,299            $ 4,619
      Property, plant and equipment, net             448                473
      Current liabilities                         (1,046)            (1,448)
      Long-term liabilities and other, net          (766)              (743)
                                              ------------     --------------

      Net assets of discontinued operations      $ 2,935            $ 2,901
                                              ============     ==============


7.  LIQUIDITY AND CAPITAL RESOURCES:

    On September 15, 2001, a waiver of compliance with one provision of the Company's primary lending agreement expired and shortly thereafter its senior lenders prohibited the payment of $5.5 million in principal due to senior subordinated noteholders on September 26, 2001. The payment due date was later extended by the noteholders until November 14, 2001 and the aforementioned waiver from the Company's senior lenders was also extended through that date. These extensions expired on November 15, 2001. The senior lenders again blocked any payment to the subordinated noteholders and the Company has continued to negotiate with its various lenders since then. As of December 31, 2001, the Company was not in compliance with one financial covenant under its subordinated note agreement. The Company has received an additional extension and a waiver of default under its senior debt agreements through May 3, 2002 to allow the Company more time to address its debt issues to the mutual satisfaction of all parties involved. The Company has asked both its senior and subordinated lenders to amend various provisions of their debt agreements until at least October 2002 to allow the Company time to pursue a longer-term solution.

    The Company believes it has sufficient lines of credit available under its senior debt and other agreements to fulfill all current and anticipated operating requirements of its business. Moreover, the senior lenders have consistently supported the Company by continuing normal funding under their agreements throughout the ongoing negotiations. However, the Company does not believe it will have excess cash flow to retire the total $16.5 million in subordinated notes by their due date in 2003. The Company has asked the subordinated noteholders and they have expressed a willingness to consider restructuring their scheduled principal payments to allow the Company sufficient time to retire the notes through the infusion of some form of new equity capital, new secondary financing and/or the sale of assets. However, the Company cannot assure that its efforts will be successful, that the subordinated noteholders will amend their scheduled payments and/or that it will maintain and/or secure new sources of capital. Moreover, in light of the current circumstances regarding the Company's various debt arrangements, the report of the Company's independent accountants (with respect to its fiscal 2001 financial statements) includes an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.

    The Company's Mexico subsidiary presently has outstanding approximately $10 million under its lines of credit ($2 million unused) expiring at various dates. The Company is awaiting approval on $5 to $10 million of additional Mexico lines of credit with various financial institutions. The Company's subsidiary cannot assure that these lines of credit will continue to be available after their respective expiration dates, or that additional lines of credit will be secured.

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

Item 2.
-------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

    REVENUES for the quarter ended December 31, 2001, increased $660,000 from the prior year. The changes are detailed below:


                               Increase           % Increase (Decrease)
                              (Decrease)        --------------------------
                            (in thousands)      Total    Volume  Price/Mix
                            --------------      -----    ------  ---------
         U.S. Consumer       $  (852)            (7)      (6)      (1)
         Foreign Consumer      1,512             28       21        7


    U.S. Consumer revenue decreased primarily due to lower demand in the educational and commercial markets. Foreign revenue increased primarily in Mexico due to increased demand in the mass retail market as well as certain price increases.
    While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales denominated in U.S. dollars.
    OPERATING LOSS decreased $442,000 from last year. In the quarter ended December 31,2001, the Company incurred additional restructuring costs of $175,000 in connection with its consolidation of operations in Mexico. These costs were more than offset by higher operating profits in Foreign Consumer from higher revenues and labor efficiencies and overhead expense reductions from the consolidation activities (see Note 4). These efficiencies as well as manufacturing savings in the U.S. contributed to significantly lower costs of goods sold during the period (63.2% of sales as compared to 67.1% in the prior year period). Consolidated selling and administrative expenses increased due to higher U.S. selling expenses and financing costs, partially offset by approximately $250,000 in import duty rebates, reflected in this category.
    INTEREST EXPENSE decreased $137,000 from last year due to lower overall borrowing rates, despite the additional interest charges under the Company's debt agreements described below.
    INCOME TAX benefit decreased $191,000 from last year due to lower pre-tax losses.
    MINORITY INTEREST represents approximately 3% of the net results from operations of the Company's Mexico subsidiary.

CURRENT  ECONOMIC  ENVIRONMENT  AND  EVENTS
-------------------------------------------

    Although not directly impacted by recent events in the U.S. and abroad, softening economic conditions could affect the retail mass or other markets served by the Company's Consumer Group and thus could lead to reduced overall revenues. In addition, certain expenses (such as insurance and financing costs) could be significantly higher in the coming years due to tightening in the various financial markets in light of recent events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company generated approximately $1.2 million in cash flows from operating activities in the first quarter of fiscal 2002. In the prior year period, cash flows from operating activities amounted to $1.4 million. Lower fiscal 2002 operating losses, increased accounts receivable collections and improved inventory control were offset by higher cash flows used to extinguish certain trade liabilities.
    The Company's fiscal 2002 investing activities included approximately $511,000 in net purchases of property and equipment, compared to $853,000 in the prior year period. The prior year reflects a higher level of purchases as compared with recent years, due to the Company's expansion of its Mexico manufacturing and consolidation into its newly leased 300,000 square-foot facility. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
    The Company's primary financing arrangements are with a consortium of lenders, initially providing a total of up to $42.5 million in financing through September 2004. The financing agreements, as amended, include a revolving line of credit facility in the amount of $30 million, which bears interest at either the prime rate plus 1.15%, or the prevailing LIBOR rate plus 2.65%, through September 2004. The agreements also provide for the payment of various bank fees approximating $14,000 per month. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, subject to reserves for anticipated subordinated debt payments and certain other items, as defined. The Company has executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of these borrowings at 8.98% through August 2005. The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company entered into the aforementioned interest rate swap agreement to balance and manage overall interest rate exposure and minimize overall cost of borrowings.
    These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. On September 15, 2001, a waiver of compliance with one provision of the Company's primary lending agreement expired and shortly thereafter its senior lenders prohibited the payment of $5.5 million in principal due to senior subordinated noteholders on September 26, 2001. The payment due date was later extended by the noteholders until November 14, 2001 and the aforementioned waiver from the Company's senior lenders was also extended through that date. These extensions expired on November 15, 2001. The senior lenders again blocked any payment to the subordinated noteholders and the Company has continued to negotiate with its various lenders since then. The Company has received an additional extension and waiver of certain existing defaults under its senior debt agreements through May 3, 2002 to allow the Company more time to address its debt issues to the mutual satisfaction of all parties involved. The Company has asked both its senior and subordinated lenders to amend various provisions of their debt agreements until at least October 2002 to allow time for the Company to pursue a longer-term solution. As of December 31, 2001, the Company had approximately $11 million outstanding under the revolving credit facility. In addition, the Company's Mexico subsidiary currently has approximately $10 million in bank lines of credit ($2 million unused) expiring at various dates that bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities. The Company is awaiting approval on $5 to $10 million of additional Mexico lines of credit with various financial institutions. The Company relies heavily on the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
    The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due 2003. The subordinated note agreement provides for a total interest rate of 13.5% through June 2002 and 12.25% through maturity in 2003. Due to the Company's noncompliance under its primary lending arrangements discussed above, it was prohibited from making a scheduled subordinated note payment of $5.5 million due in September 2001. The note agreement provides for an additional interest charge of 2% on this amount until payment is made. The note agreement, as amended, contains provisions that limit dividends and other payments, and requires the maintenance of certain financial covenants and ratios, one of which the Company did not comply with as of December 31, 2001.
    The Company believes that amounts available under its lines of credit under its senior debt and under lines of credit available to or requested by its Mexican subsidiary, if funded, are sufficient to fulfill all current and anticipated operating requirements of its business. The senior lenders have consistently supported the Company and they, as well as the Company's foreign lenders, have continued funding under their existing agreements throughout the ongoing negotiations. However, the Company does not believe it will have excess cash flow to retire the total $16.5 million in subordinated notes by their due date in 2003. The Company's subordinated noteholders have expressed a willingness to consider restructuring their scheduled principal payments to allow the Company sufficient time to retire the notes through the infusion of some form of new equity capital, new secondary financing and/or the sale of assets. However, the Company cannot assure that its efforts will be successful, that the subordinated noteholders will amend their scheduled payments and/or that it will maintain and/or secure new sources of capital. In addition, the Company's Mexico subsidiary cannot assure that its lines of credit will continue to be available after their respective expiration dates, or that additional lines of credit will be secured.
    Due to the defaults described above, the subordinated and senior debts have been classified as current maturities of long-term debt in the accompanying 2001 consolidated balance sheet. Moreover, in light of the current circumstances regarding the Company's various debt arrangements, the report of the Company's independent accountants (with respect to its fiscal 2001 financial statements) includes an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.
    The Company has retained Wachovia Securities (formerly First Union Securities) and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to resolve the Company's issues with its lenders while maximizing shareholder value.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management's estimates, the financial statements could be materially impacted.
    Accounts receivable is recorded net of allowance for doubtful accounts. The Company regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable, the age of each invoice, each customer's expected ability to pay and the collection history with each customer. The Company reviews any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a general reserve for all other invoices that may become doubtful in the future. The allowance for doubtful accounts represents management's best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.
    Inventories are stated at the lower of cost or market. The inventory valuation policy is based on a review of forecasted demand compared with existing inventory levels. If the estimate of forecasted demand is significantly less than the actual demand, the Company may have excess inventory which may be over-valued.
    Long-lived assets such as property, plant and equipment, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. Should this comparison indicate that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. If the estimate of an asset's future cash flows is significantly different from the asset's actual cash flows, we may over- or under-estimate the value of an asset's impairment. A long-lived asset's value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expense. If the asset's actual life is different than its estimated life, the asset could be over- or under-valued.
    Restructuring and related costs reserves are recorded in connection with the restructuring initiatives as they are announced. These reserves include estimates pertaining to employee severance costs, the settlement of contractual obligations and other matters. Although management does not anticipate significant changes, the actual costs may differ from these estimates, resulting in further charges or reversals of previously recorded charges.

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

Item 3.
-------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

    As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
    The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 37% of the Company's fiscal 2001 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
    In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of December 31, 2001, approximately 46% of total short and long-term debt is fixed, at rates between 8% and 13.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $200,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

                           PART II. OTHER INFORMATION
                           ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

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

            (21)     Subsidiaries of the Company 9

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

9 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2001, file number 1-8689 filed in Washington, D.C.

(b)   Reports on Form 8-K:
      --------------------
      None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            DIXON TICONDEROGA COMPANY


                             Dated:     February 14, 2002
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     February 14, 2002
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance
                                        Chief Financial Officer


                             Dated:     February 14, 2002
                                        ---------------------------------

                             By:        /s/ John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer