Form 10-Q
period 2002-03-31
DIXON TICONDEROGA CO
filed 2002-05-15
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on March 31, 2002, was 3,177,462.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                            Page

PART  I. FINANCIAL INFORMATION

Item 1.  Financial Information

         Consolidated Balance Sheets --
         March 31, 2002 and September 30, 2001                        3-4

         Consolidated Statements of Operations -- For The
         Three and Six Months Ended March 31, 2002 and 2001            5

         Consolidated Statements of Comprehensive Income
         (Loss) -- For The Three and Six Months Ended March
         31, 2002 and 2001                                             6

         Consolidated Statements of Cash Flows -- For The
         Six Months Ended March 31, 2002 and 2001                      7

         Notes to Consolidated Financial Statements                   8-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               13-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    19

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           20

Item 6.  Exhibits and Reports on Form 8-K                            20-22

         Signatures                                                    23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.
-------

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                              March 31, 2002       September 30,
                                               (Unaudited)              2001
                                            ---------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                     $  603,674           $  844,299
  Receivables,   less   allowance  for
   doubtful  accounts of $1,459,508 at
   March 31,  2002 and  $1,482,524  at
   September 30, 2001                           29,581,309           31,647,950
  Inventories                                   35,613,512           35,583,082
  Other current assets                           2,314,749            2,227,785
                                            ---------------       --------------

   Total current assets                         68,113,244           70,303,116

                                            ---------------       --------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                            11,020,297           10,608,980
  Machinery and equipment                       17,519,554           17,155,371
  Furniture and fixtures                         1,726,228            1,741,811
                                            ---------------       --------------
                                                30,266,079           29,506,162
  Less accumulated depreciation                (19,409,256)        (19,022,674)
                                            ---------------       --------------
                                                10,856,823           10,483,488
                                            ---------------       --------------

OTHER ASSETS                                     5,967,737            5,625,771
                                            ---------------       --------------
                                               $84,937,804          $86,412,375
                                            ===============       ==============

                                              March 31, 2002       September 30,
                                               (Unaudited)              2001
                                            ---------------       --------------
CURRENT LIABILITIES:
  Notes payable                                $ 8,900,398          $ 6,294,268
  Current maturities of long-term debt          32,584,644           32,598,531
  Accounts payable                               8,549,210            9,321,957
  Accrued liabilities                            6,507,086            9,132,057
                                            ---------------       --------------

   Total current liabilities                    56,541,338           57,346,813
                                            ---------------       --------------

LONG-TERM DEBT                                   1,946,299            2,018,125
                                            ---------------       --------------

DEFERRED INCOME TAXES AND OTHER                    581,831              984,492
                                            ---------------       --------------

MINORITY INTEREST                                  629,052              577,241
                                            ---------------       --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized
   100,000 shares, none issued                     --                  --
  Common stock, par $1, authorized 8,000,000
   shares; issued 3,710,309 shares               3,710,309           3,710,309
  Capital in excess of par value                 3,670,135            3,670,135
  Retained earnings                             24,367,775           25,667,675
  Accumulated comprehensive income (loss)       (3,048,201)          (4,101,681)
                                            ---------------       --------------
                                                28,700,018           28,946,438
  Less  -  treasury  stock,  at  cost
   (532,847 shares)                             (3,460,734)          (3,460,734)
                                            ---------------       --------------
                                                25,239,284           25,485,704
                                            ---------------       --------------
                                              $ 84,937,804         $ 86,412,375
                                            ===============       ==============










          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
           -----------------------------------------------------------

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                        2002           2001          2002           2001
                                        ----           ----          ----           ----
REVENUES                             $18,418,306    $18,519,620   $36,320,456    $35,660,502
                                     ------------   ------------  ------------   ------------

COST AND EXPENSES:
  Cost of goods sold                  11,813,650     11,164,625    23,122,657     22,638,943
  Selling and administrative expenses  6,409,765      6,399,717    13,176,478     12,856,411
  Provision for restructuring and
   related costs                         150,951        322,435       325,801        322,435
                                      ------------   ------------  ------------   ------------
                                      18,374,366     17,886,777    36,661,256     35,817,789
                                     ------------   ------------  ------------   ------------
OPERATING INCOME (LOSS)                   43,940        632,843      (304,480)      (157,287)
INTEREST EXPENSE                         931,675      1,070,034     1,806,176      2,081,437
                                     ------------   ------------  ------------   ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX BENEFIT AND
  MINORITY INTEREST                     (887,735)      (437,191)   (2,110,656)    (2,238,724)
INCOME TAX BENEFIT                      (247,053)      (124,976)     (700,967)      (769,783)
MINORITY INTEREST                         15,414         14,373        21,018          2,362
                                     ------------   ------------  ------------   ------------

LOSS FROM CONTINUING OPERATIONS         (656,096)      (326,588)   (1,430,707)    (1,471,303)
DISCONTINUED OPERATIONS, NET OF
  INCOME TAXES                           130,806        646,317       130,806        480,775
                                     ------------   ------------  ------------   ------------
NET INCOME (LOSS)                    $  (525,290)   $   319,729   $(1,299,901)   $  (990,528)
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON SHARE
  (BASIC):
  Continuing operations              $     (0.21)   $     (0.10)  $     (0.45)   $     (0.46)
  Discontinued operations                   0.04           0.20          0.04           0.15
                                     ------------   ------------  ------------   ------------
  Net income (loss)                  $     (0.17)   $      0.10   $     (0.41)   $     (0.31)
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON SHARE
  (DILUTED):
  Continuing operations              $     (0.21)   $     (0.10)  $     (0.45)   $     (0.46)
  Discontinued operations                   0.04           0.20          0.04           0.15
                                     ------------   ------------  ------------   ------------
  Net income (loss)                  $     (0.17)   $      0.10   $     (0.41)   $     (0.31)
                                     ============   ============  ============   ============

Shares Outstanding:
  Basic                                3,177,462      3,168,047     3,177,462      3,168,047
                                     ============   ============  ============   ============
  Diluted                              3,177,462      3,168,492     3,177,462      3,168,047
                                     ============   ============  ============   ============




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
       ------------------------------------------------------------------
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
           ----------------------------------------------------------

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            MARCH 31,                   MARCH 31,
                                    -------------------------   ---------------------------
                                      2002           2001           2002           2001
                                    -----------   -----------   -------------  ------------
NET INCOME (LOSS)                    $(525,290)    $ 319,729     $(1,299,901)   $ (990,528)

OTHER COMPREHENSIVE INCOME (LOSS):

Cumulative effect adjustment to
  recognize fair value of cash
  flow hedges                             --            --              --         (54,205)

Current period adjustment to
   recognize fair value of
   cash flow hedges                     79,706      (119,233)        150,969      (276,948)

Foreign currency translation
  adjustments                          244,333       229,030         902,511      (351,313)
                                    -----------   -----------   -------------  ------------

COMPREHENSIVE INCOME (LOSS)          $(201,251)    $ 429,526     $  (246,421)  $(1,672,994)
                                    ===========   ===========   =============  ============























           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------
               FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
               ------------------------------------------------

                                                        2002              2001
                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                $   (1,430,707)   $  (1,471,303)
Net income from discontinued operations                   130,806          480,775
Adjustment to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                         1,228,477        1,267,837
  Provision for doubtful accounts receivable              109,935           43,801
  Gain on sale of assets                                 (208,290)      (1,202,448)
  Loss (gain) attributable to foreign currency exchange    (3,595)          69,253
  Income attributable to minority interest                 21,018            2,362
  Changes in assets and liabilities:
   Receivables, net                                     2,542,287        1,149,469
   Inventories                                            476,966       (2,710,990)
   Other current assets                                   (77,469)        (527,113)
   Accounts payable and accrued liabilities            (3,641,961)        (543,670)
   Other assets                                          (655,006)        (327,638)
                                                   ----------------  ---------------
Net cash used in operations                            (1,507,569)      (3,769,665)
                                                   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net                    (871,569)      (1,508,385)
Proceeds on sale of assets                                208,290          167,036
                                                   ----------------  ---------------
Net cash used in investing activities                    (663,279)      (1,341,349)
                                                   ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable                         2,049,647        2,521,412
Net proceeds from (principal reductions of)
  long-term debt                                          (85,713)       2,426,615
Other non-current liabilities                             (16,194)          47,631
                                                   ----------------  ---------------
Net cash provided by financing activities               1,947,740        4,995,658
                                                   ----------------  ---------------
Effect of exchange rate changes on cash                   (17,517)         (32,254)
                                                   ----------------  ---------------
Net decrease in cash and cash equivalents                (240,625)        (147,610)

Cash and cash equivalents, beginning of period            844,299          448,452
                                                   ----------------  ---------------
Cash and cash equivalents, end of period           $      603,674    $     300,842
                                                   ================  ===============

Supplemental Disclosures:
  Cash paid during the period:
   Interest                                         $   2,185,008    $   2,175,812
   Income taxes                                           789,104        1,452,010




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.    BASIS OF PRESENTATION:

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of March 31, 2002, and the results of their operations and cash flows for the six months ended March 31, 2002 and 2001 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year. Certain fiscal 2001 balances have been reclassified to conform to current year presentation.

2.    INVENTORIES:

      Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 2002 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):
                                             March 31,    September 30,
                                               2002           2001
                                           ------------   -------------
      Raw materials                         $14,469         $13,328
      Work in process                         3,069           3,572
      Finished goods                         18,076          18,683
                                          ------------   -------------
                                            $35,614         $35,583
                                          ============   =============

3.    EFFECT OF NEW ACCOUNTING PRONOUNCEMENT:

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

      In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.

4.    RESTRUCTURING AND RELATED COSTS:

      In the first six months of fiscal 2002, the Company continued its efforts towards completion of Phase 2 of its Restructuring and Cost Reduction Program, including the further consolidation of certain U.S. manufacturing processes with its Mexico operations as well as additional personnel reductions at all facilities. The restructuring and related costs (severances and lease settlement expense) and utilization since September 30, 2001 are summarized below (in thousands):

                                                       Losses from the
                                            Employee   impairment, sale
                                            severance   or abandonment
                                           and related  of property and
                                             costs         equipment       Total
                                           ----------   ---------------  ---------

    Reserve balances at September 30, 2001   $ 339           $ --          $ 339

    Period ended March 31, 2002
      restructuring and impairment
      related charges                         174             152            326

    Payments in period ended March 31, 2002  (325)            --            (325)
                                           ----------   ---------------  ---------
    Reserves balances at March 31, 2002     $ 188           $ 152          $ 340
                                           ==========   ===============  =========


      During  the  quarter   ending  March  31,  2001,   the  Company   incurred
      approximately $322,000 in costs associated with the disposal of property remaining from its prior phase of restructuring.

5.    LINE OF BUSINESS REPORTING:

      Effective with the Company's 2001 plan to exit the Industrial Segment (Note 6), the Company's continuing operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three and six-month periods ended March 31, 2002 and 2001 (in thousands).


                                 Three Months               Six Months
                           ------------------------  ------------------------
                                        Operating                  Operating
                            Revenues   Profit (Loss)  Revenues   Profit (Loss)
                          ------------ ------------ ------------ ------------
       2002:
          United States    $  9,387     $(1,021)      $ 20,405     $(1,677)
          Canada              1,723         158          3,600         353
          Mexico              7,076         858         11,833         949
          United Kingdom        227          (3)           459          (9)
          China                   5          52             23          79
                          ------------ ------------ ------------ ------------
                           $ 18,418     $    44       $ 36,320     $  (305)
                          ============ ============ ============ ============

       2001:
          United States    $ 10,864     $  (405)      $ 22,733     $  (849)
          Canada              1,522          43          3,347         147
          Mexico              5,890       1,068          9,117         711
          United Kingdom        239         (13)           453         (29)
          China                   5         (60)            11        (137)
                          ------------ ------------ ------------ ------------
                           $ 18,520     $   633       $ 35,661     $  (157)
                          ============ ============ ============ ============

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

      Net revenues and income (loss) from discontinued operations in the accompanying financial statements are as follows (in thousands):

                                     Three Months Ended      Six Months Ended
                                         March 31,              March 31,
                                    ---------------------  ---------------------
                                       2002       2001        2002       2001
                                    ---------  ----------  ---------  ----------

 Net revenues                        $   --     $2,153      $   --     $4,708
                                    =========  ==========  =========  ==========
 Income from discontinued
  operations before income taxes     $  208     $  972      $  208     $  723
 Income taxes                            77        325         77         242
                                    ---------  ----------  ---------  ----------
 Income from discontinued operations $  131     $  647      $  131     $  481
                                    =========  ==========  =========  ==========
 Earnings per share (basic)          $ 0.04     $ 0.20      $ 0.04     $ 0.15
                                    =========  ==========  =========  ==========
 Earnings per share (diluted)        $ 0.04     $ 0.20      $ 0.04     $ 0.15
                                    =========  ==========  =========  ==========

      Income from discontinued operations includes allocated interest expense of $108 and $216 in the three-month and six-month periods ended March 31, 2001, respectively, based upon the identifiable assets of such operations. The Company recorded pre-tax gains of $208 and $1,202 on the sale of idle real estate in the three-month periods ended March 31, 2002 and 2001, respectively. In September 2001, the Company provided $670 for anticipated operating losses and $432 for the wind-up of certain pension plans. Losses from discontinued operations during the three-month and six-month periods ended March 31, 2002 were $100 and $365 (including $83 and $167 in allocated interest expense, respectively). In addition, during the six-month period ended March 31, 2002, the Company paid $432 for the wind-up of pension plans.

      Assets and liabilities relating to discontinued operations and included in
      the   accompanying   consolidated   balance  sheets  are  as  follows  (in
      thousands):

                                             March 31,    September 30,
                                               2002          2001
                                           ------------  --------------
      Current assets                          $ 4,499         $ 4,619
      Property, plant and equipment, net          429             473
      Current liabilities                      (1,429)         (1,448)
      Long-term liabilities and other, net       (788)           (743)
                                           ------------  --------------
      Net assets of discontinued operations   $ 2,711         $ 2,901
                                           ============  ==============

7.    LIQUIDITY AND CAPITAL RESOURCES:

      On September 15, 2001, a waiver of compliance with one provision of the Company's primary lending agreement expired and shortly thereafter its senior lenders prohibited the payment of $5.5 million in principal due to senior subordinated noteholders on September 26, 2001. The payment due date was later extended by the noteholders until November 14, 2001 and the aforementioned waiver from the Company's senior lenders was also extended through that date. These extensions expired on November 15, 2001. The senior lenders again prevented any payment to the subordinated noteholders and the Company has continued to negotiate with its various lenders. The Company has received additional extensions and waivers of default and its subordinated lenders have agreed to extend its debt payments through May 31, 2002 to allow the Company more time to address its debt issues to the mutual satisfaction of all parties involved. The Company has asked both its senior and subordinated lenders to amend various provisions of their debt agreements until at least October 2003 to allow the Company time to pursue a longer-term solution.

      The Company has improved its cash management processes and believes it has sufficient lines of credit available under its senior debt and other agreements to fulfill all current and anticipated operating requirements of its business. Moreover, the senior lenders have consistently supported the Company by continuing normal funding under their agreements throughout the ongoing negotiations. However, the Company does not believe it will have excess cash flow to retire the total $16.5 million in subordinated notes by their due date in September 2003. Accordingly, the Company is pursuing a new debt agreement with its present or new senior lenders and has asked the subordinated noteholders to consider restructuring their scheduled principal payments to allow the Company sufficient time to retire the notes through the infusion of some form of new equity capital, new secondary financing and/or the sale of assets. The subordinated lenders have expressed a willingness to consider this proposal. However, the Company cannot assure that its efforts will be successful, that the subordinated noteholders will amend their scheduled payments and/or that it will maintain and/or secure new sources of capital. Moreover, in light of the current circumstances regarding the Company's various loan arrangements, the report of the Company's independent accountants (with respect to its fiscal 2001 financial statements) included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.

      The Company's Mexico subsidiary presently has approximately $14 million in bank lines of credit ($4 million unused) expiring at various dates. The Company is awaiting approval on $5 to $7 million of additional Mexico lines of credit with various financial institutions. The Company's subsidiary cannot assure that these lines of credit will continue to be available after their respective expiration dates, or that additional lines of credit will be secured.

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

Item 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

      REVENUES for the quarter ended March 31, 2002 decreased $101,000 from the same quarter last year. The changes are detailed below:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer        $ (1,477)       (13)     (11)      (2)
         Foreign Consumer        1,376         18       20       (2)

      U.S. Consumer revenue decreased primarily due to lower demand in the educational market as distributor consolidations led to delayed purchasing in an effort to reduce their inventory levels. Foreign Consumer increased primarily due to increased sales volume to existing customers in the Mexico and Canada retail mass-market channels.
      Revenues for the six months ended March 31, 2002 increased $660,000 from the same quarter last year. The changes are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer        $ (2,328)       (10)      (8)      (2)
         Foreign Consumer        2,988         23       24       (1)

      The U.S. Consumer revenue decrease was primarily in the educational market as discussed above, partially offset by increased demand for new branded products in the U.S. retail market channel. Foreign Consumer revenue increased primarily in Mexico on increased demand in the mass retail market.
      While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales denominated in U.S. dollars.
      OPERATING INCOME in the March 2002 quarter decreased $589,000 from the same quarter last year. U.S. Consumer decreased $616,000 due to decreased revenues and plant inefficiencies related to the scale-back in production in the Company's U.S. plants in connection with its strict inventory reduction program. Foreign Consumer operating income remained relatively flat (despite higher revenues) due to lower Mexico margins from somewhat lower selling prices and mix of business. These factors contributed to an increase in overall cost of goods sold in the quarter (63.9% of revenues as compared to 60.3% of revenues in the prior year quarter). Restructuring and related costs also increased $171,000 during the current year quarter due to additional severance costs and carrying costs of an idled Mexico facility.

      Operating loss for the six months ended March 31, 2002 increased $148,000 from the same period last year. U.S. Consumer operating results decreased $828,000 due to the aforementioned decrease in revenues, as well as somewhat higher marketing and selling costs associated with the retail mass market. Foreign Consumer operating income increased $680,000 on higher Mexico and Canada revenues as well as start-up costs incurred in the Beijing, China operation in the prior year period.
      INTEREST EXPENSE decreased $138,000 and $275,000 in the quarter and six months ended March 31, 2002, respectively, primarily due to decreases in average borrowing levels. In 2001, borrowings were higher, principally in order to finance higher inventory levels.
      INCOME TAX benefit increased $122,000 in the quarter ended March 31, 2002 when compared to the same quarter last year due to the increased before tax loss. Conversely, the tax benefit decreased in the six months ended March 31, 2002 due to a lower before tax loss.
      MINORITY INTEREST represents approximately 3% of the results of operations of the Company's Mexico subsidiary.

CURRENT  ECONOMIC  ENVIRONMENT  AND  EVENTS
-------------------------------------------

      Although not directly impacted by recent events in the U.S. and abroad (such as September 11th and the Mid-East crisis), softening economic conditions appeared to have an effect in certain U.S. markets earlier in the fiscal year and thus could lead to reduced overall annual revenues. In addition, certain expenses (such as insurance and financing costs) have increased and could be significantly higher in the coming years due to tightening in the various financial markets in light of these events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash flows used in operating activities decreased by $2.3 million in the period ended March 31, 2002. Cash flows from changes in inventory improved and account receivable collections increased as the Company enhanced its cash management processes. The improvements were partially offset by higher cash flows used to extinguish certain Mexico trade liabilities.
      The Company's fiscal 2002 investing activities included approximately $872,000 in net purchases of property and equipment, compared to $1,508,000 in the prior year period. The prior year reflects a higher level of purchases as compared with recent years, due to the Company's expansion of its Mexico manufacturing and consolidation into its newly leased 300,000 square-foot facility. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
      The Company's primary financing arrangements are with a consortium of lenders, initially providing a total of up to $42.5 million in financing through September 2004. The financing agreements, as amended, include a revolving line of credit facility in the amount of $30 million, which bears interest at either the prime rate plus 1.15%, or the prevailing LIBOR rate plus 2.65%, through September 2004. The agreements also provide for the payment of various bank fees approximating $14,000 per month. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, subject to reserves for anticipated subordinated debt payments and certain other items, as defined in the loan documents. The Company executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of these borrowings at 8.98% through August 2005. The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility. The Company entered into the aforementioned interest rate swap agreement to balance and manage overall interest rate exposure and minimize overall cost of borrowings.

      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. On September 15, 2001, a waiver of compliance with one provision of the Company's primary lending agreement expired and shortly thereafter its senior lenders prohibited the payment of $5.5 million in principal due to senior subordinated noteholders on September 26, 2001. The payment due date was later extended by the noteholders until November 14, 2001 and the aforementioned waiver from the Company's senior lenders was also extended through that date. These extensions expired on November 15, 2001. The senior lenders again prevented any payment to the subordinated noteholders and the Company has continued to negotiate with its various lenders. The Company has received additional extensions and waivers of default and its subordinated lenders have agreed to extend its debt payments through May 31, 2002 to allow the Company more time to address its debt issues to the mutual satisfaction of all parties involved. The Company has asked both its senior and subordinated lenders to amend various provisions of their debt agreements until at least October 2003 to allow time for the Company to pursue a longer-term solution. As of March 31, 2002, the Company had approximately $13 million outstanding under the revolving credit facility. In addition, the Company's Mexico subsidiary currently has approximately $14 million in bank lines of credit ($4 million unused) expiring at various dates that bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities. The Company is awaiting approval on $5 to $7 million of additional Mexico lines of credit with various financial institutions. The Company relies heavily on the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
      The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due September 2003. The subordinated note agreement provides for an interest rate of 13.5% through June 2002 and 12.25% through maturity in 2003. Due to the Company's noncompliance under its primary lending arrangements discussed above, it was prohibited from making a scheduled subordinated note payment of $5.5 million due in September 2001. The note agreement provides for an additional interest charge of 2% on this amount until payment is made. The note agreement, as amended, contains provisions that limit dividends and other payments, and requires the maintenance of certain financial covenants and ratios, one of which the Company was not in compliance with as of March 31, 2002.
      The Company has improved its cash management processes and believes that amounts available under its lines of credit under its senior debt and under lines of credit available to or requested by its Mexican subsidiary, if funded, are sufficient to fulfill all current and anticipated operating requirements of its business. The senior lenders have consistently supported the Company and they, as well as the Company's foreign lenders, have continued funding under their existing agreements throughout the ongoing negotiations. However, the Company does not believe it will have excess cash flow to retire the total $16.5 million in subordinated notes by their due date in September 2003. Accordingly, the Company is pursuing a new debt agreement with its present or new senior lenders and has asked the subordinated noteholders to consider restructuring their scheduled principal payments to allow the Company sufficient time to retire the notes through the infusion of some form of new equity capital, new secondary financing and/or the sale of assets. The subordinated lenders have expressed a willingness to consider this proposal. However, the Company cannot assure that its efforts will be successful; that the subordinated noteholders will amend their scheduled payments and/or that the Company will maintain and/or secure new sources of capital. In addition, the Company's Mexico subsidiary cannot assure that its lines of credit will continue to be available after their respective expiration dates, or that additional lines of credit will be secured.
      Due to the defaults described above, the subordinated and senior loans have been classified as current maturities of long-term debt in the accompanying consolidated balance sheets. Moreover, in light of the current circumstances regarding the Company's various loan arrangements, the report of the Company's independent accountants (with respect to its fiscal 2001 financial statements) included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.

included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.
      The Company has retained Wachovia Securities (formerly First Union Securities) and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to resolve the Company's issues with its lenders while maximizing shareholder value.
      Contractual cash obligations as of March 31, 2002 are summarized in the table below. The senior and subordinated debt balances are reflected as an obligation in the current fiscal year, due to the defaults described above.

                                Payments Due by Period (in thousands)
                     -----------------------------------------------------------
 Contractual Cash                Current   Fiscal years Fiscal years
   Obligations         Total   fiscal year   2003-2005    2006-2007   Thereafter
-------------------  ---------  ----------  -----------  -----------  ----------
Long Term Debt        $43,431    $41,485      $   620      $   389      $   937
Capital Lease
  Obligations              63         47           16           --           --
Operating Leases        5,627        798        4,730           99           --
                     ---------  ----------  -----------  -----------  ----------
                      $49,121    $42,330      $ 5,366      $   488      $   937
                     =========  ==========  ===========  ===========  ==========

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

      In July 2001, the FASB issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Statement No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of Statement No. 141 are effective currently. The provisions of Statement No. 142 will be effective for the Company in fiscal 2003. Management does not expect these standards, when implemented, to have a material effect on its future results of operations or financial position.
      In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.
      In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.
      In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.

CRITICAL ACCOUNTING POLICIES
----------------------------

      The  preparation  of  financial  statements  and  related  disclosures  in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management's estimates, the financial statements could be materially impacted.
      Accounts receivable is recorded net of allowance for doubtful accounts. The Company regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable, the age of each invoice, each customer's expected ability to pay and the collection history with each customer. The Company reviews any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a general reserve for all other invoices that may become doubtful in the future. The allowance for doubtful accounts represents management's best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.
      Inventories  are  stated at the  lower of cost or  market.  The  inventory valuation policy is based on a review of forecasted demand compared with existing inventory levels. If the estimate of forecasted demand is significantly less than the actual demand, the Company may have excess inventory which may be over-valued.
      Long-lived assets, such as property, plant and equipment, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. Should this comparison indicate that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. If the estimate of an asset's future cash flows is significantly different from the asset's actual cash flows, we may over- or under-estimate the value of an asset's impairment. A long-lived asset's value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expense. If the asset's actual life is different than its estimated life, the asset could be over- or under-valued.
      Restructuring and related costs reserves are recorded in connection with the restructuring initiatives as they are announced. These reserves include estimates pertaining to employee severance costs, the settlement of contractual obligations and other matters. Although management does not anticipate significant changes, the actual costs may differ from these estimates, resulting in further charges or reversals of previously recorded charges.

FORWARD-LOOKING STATEMENTS
--------------------------

      The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations; management's inventory reduction plan and expectation for savings from the restructuring and cost-reduction program; and the Company's ability to increase sales in its core businesses. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the Company's lenders will not continue to fund the Company in the future as they have in the past when defaults have occurred; the inability of the Company to successfully negotiate a restructuring of its subordinated debt and the exercise by its lenders of various remedies available to them in the event of continued defaults; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies as a result of the inventory reduction plan; difficulties encountered with the consolidation and cost-reduction program; increased competition; U.S. and foreign economic factors; foreign currency exchange risk and interest rate fluctuation risk, among others.

Item 3.
-------


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

      As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
      The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 37% of the Company's fiscal 2001 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
      In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of March 31, 2002, approximately 43% of total short and long-term debt is fixed at rates between 8% and 13.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated annual impact of $200,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

(a) The Annual Meeting of Shareholders of Dixon Ticonderoga Company was held on March 8, 2002

(b) The following members of the Board of Directors were elected to serve until the 2004 Annual Meeting or until their successors are elected and qualified:

                                          For         Against     Abstained
                                        ---------     ---------   ---------
      Richard A. Asta                   2,718,709       42,207       0
      Philip M. Shasteen                2,719,103       41,813       0
      Harvey L. Massey                  2,634,268      126,648       0

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



                            DIXON TICONDEROGA COMPANY



                             Dated:     May 15, 2002
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     May 15, 2002
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive  Vice  President  of
                                        Finance
                                        Chief Financial Officer


                             Dated:     May 15, 2002
                                        ---------------------------------

                             By:        /s/  John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice   President   /   Corporate
                                        Controller and
                                        Chief Accounting Officer