Form 10-Q
period 2002-06-30
DIXON TICONDEROGA CO
filed 2002-08-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on June 30, 2002, was 3,192,832.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                      Page
                                                                      ----
PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           June 30, 2002 and September 30, 2001                        3-4

           Consolidated Statements of Operations -- For The
           Three and Nine Months Ended June 30, 2002 and 2001           5

           Consolidated Statements of Comprehensive Income
           (Loss) -- For The Three and Nine Months Ended June           6
           30, 2002 and 2001

           Consolidated Statements of Cash Flows -- For The
           Nine Months Ended June 30, 2002 and 2001                     7

           Notes to Consolidated Financial Statements                 8-13

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              14-19

Item 3.    Quantitative and Qualitative  Disclosures About Market      20
           Risk

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                           21-22

           Signatures                                                  23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.
-------
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                            June 30, 2002       September 30,
                                             (Unaudited)           2001
                                            ---------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents                    $  576,293       $  844,299
  Receivables,    less    allowance   for
   doubtful  accounts  of  $1,379,214  at
   June  30,  2002  and   $1,482,524   at
   September 30, 2001                          40,386,805       31,647,950
  Inventories                                  31,038,051       35,583,082
  Other current assets                          2,735,763        2,227,785
                                             --------------   --------------

   Total current assets                        74,736,912       70,303,116
                                             --------------   --------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                           10,878,498       10,608,980
  Machinery and equipment                      16,805,905       17,155,371
  Furniture and fixtures                        1,626,923        1,741,811
                                             --------------   --------------
                                               29,311,326       29,506,162

  Less accumulated depreciation               (19,434,671)     (19,022,674)
                                             --------------   --------------
                                                9,876,655       10,483,488
                                             --------------   --------------

OTHER ASSETS                                    6,101,947        5,625,771
                                             --------------   --------------
                                              $90,715,514      $86,412,375
                                             ==============   ==============

                                            June 30, 2002       September 30,
                                             (Unaudited)           2001
                                            ---------------   --------------
CURRENT LIABILITIES:
  Notes payable                               $ 11,178,623      $ 6,294,268
  Current maturities of long-term debt          34,152,891       32,598,531
  Accounts payable                               9,017,100        9,321,957
  Accrued liabilities                            8,191,734        9,132,057
                                            ---------------   --------------
   Total current liabilities                    62,540,348       57,346,813
                                            ---------------   --------------

LONG-TERM DEBT                                   1,896,365        2,018,125
                                            ---------------   --------------

DEFERRED INCOME TAXES AND OTHER                    697,613          984,492
                                            ---------------   --------------

MINORITY INTEREST                                  592,042          577,241
                                            ---------------   --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized
   100,000 shares, none issued                      --               --
  Common stock, par $1, authorized 8,000,000
   shares; issued 3,710,309 shares               3,710,309        3,710,309
  Capital in excess of par value                 3,593,826        3,670,135
  Retained earnings                             25,725,733       25,667,675
  Accumulated comprehensive income (loss)       (4,679,813)      (4,101,681)
                                            ---------------   --------------
                                                28,350,055       28,946,438
  Less - treasury stock, at cost (517,477
   shares at June 30, 2002 and 532,847
   shares at September 30, 2001)                (3,360,909)      (3,460,734)
                                            ---------------   --------------

                                                24,989,146       25,485,704
                                            ---------------   --------------

                                              $ 90,715,514     $ 86,412,375
                                            ===============   ==============












         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
           -----------------------------------------------------------

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
                                     -----------------------------  -----------------------------
                                         2002            2001           2002            2001

REVENUES                             $29,047,115     $28,841,140     $65,367,571    $64,501,642
                                     -------------   -------------  --------------  -------------
COST AND EXPENSES:
  Cost of goods sold                  18,005,461      17,985,687      41,128,118     40,624,630
  Selling and administrative expenses  8,119,861       6,849,770      21,296,339     19,706,181
  Provision for restructuring and
   related costs                         146,811         440,553         472,612        762,988
                                     -------------   -------------  --------------  -------------
                                      26,272,133      25,276,010      62,897,069     61,093,799
                                     -------------   -------------  --------------  -------------

OPERATING INCOME                       2,774,982       3,565,130       2,470,502      3,407,843

INTEREST EXPENSE                       1,034,000       1,174,811       2,840,176      3,256,248
                                     -------------   -------------  --------------  -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAX
  (BENEFIT) AND MINORITY INTEREST      1,740,982       2,390,319        (369,674)       151,595
INCOME TAX (BENEFIT)                     359,493         844,789        (341,474)        75,006
MINORITY INTEREST                         23,530          30,733          44,548         33,095
                                     -------------   -------------  --------------  -------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                           1,357,959       1,514,797         (72,748)        43,494
DISCONTINUED OPERATIONS, NET OF
  INCOME TAXES                              --           (98,385)        130,806        382,390
                                     -------------   -------------  --------------  -------------
NET INCOME                           $ 1,357,959     $ 1,416,412     $    58,058    $   425,884
                                     =============   =============  ==============  =============

EARNINGS (LOSS) PER COMMON SHARE
  (BASIC):
  Continuing operations              $      0.43     $      0.48     $     (0.02)   $      0.01
  Discontinued operations                   --             (0.03)           0.04           0.12
                                     -------------   -------------  --------------  -------------
  Net income                         $      0.43     $      0.45     $      0.02    $      0.13
                                     =============   =============  ==============  =============

EARNINGS (LOSS) PER COMMON SHARE
  (DILUTED):
  Continuing operations              $      0.43     $      0.48     $     (0.02)   $      0.01
  Discontinued operations                   --             (0.03)           0.04           0.12
                                     -------------   -------------  --------------  -------------
  Net income                         $      0.43     $      0.45     $      0.02    $      0.13
                                     =============   =============  ==============  =============

Shares Outstanding:
  Basic                                3,187,709       3,174,324       3,180,878      3,169,616
                                     =============   =============  ==============  =============
  Diluted                              3,187,709       3,178,999       3,180,878      3,171,120
                                     =============   =============  ==============  =============



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
       ------------------------------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
           ----------------------------------------------------------

                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                    -------------------------   -------------------------
                                      2002          2001          2002          2001
                                    -----------   -----------   -----------   -----------
NET INCOME                          $1,357,959    $1,416,412    $   58,058    $  425,884

OTHER COMPREHENSIVE INCOME (LOSS):

Cumulative effect adjustment to
  recognize fair value of cash
  flow hedges                             --            --            --         (54,205)

Current period adjustment to
   recognize fair value of
   cash flow hedges                   (107,421)       43,863        43,548      (233,085)

Foreign currency translation
  adjustments                       (1,524,191)    1,098,103      (621,680)      746,790
                                    -----------   -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)         $ (273,653)   $2,558,378    $ (520,074)   $  885,384

                                    ===========   ===========   ===========   ===========























         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                ------------------------------------------------

                                                        2002              2001
                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations       $      (72,748)   $      43,494
Net income from discontinued operations                   130,806          382,390
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                         1,878,150        1,849,141
  Deferred taxes                                             --             49,681
  Provision for doubtful accounts receivable              154,457          154,048
  Gain on sale of assets                                 (208,290)      (1,202,448)
  Gain attributable to foreign currency exchange          (37,828)        (231,909)
  Income attributable to minority interest                 44,548           33,095
  Changes in assets and liabilities:
   Receivables                                        (10,040,052)     (10,595,201)
   Inventories                                          4,277,291       (1,507,486)
   Other current assets                                  (241,273)        (262,095)
   Accounts payable and accrued liabilities              (935,900)         591,220
   Other assets                                          (606,141)        (205,671)
                                                    ---------------  ---------------

Net cash used in operations                            (5,656,980)     (10,901,741)
                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment, net        (1,088,146)      (2,639,342)
Proceeds on sale of assets                                208,290        1,034,028
                                                    ---------------  ---------------

Net cash used in investing activities                    (879,856)      (1,605,314)
                                                    ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable                         5,338,269        6,517,076
Net proceeds from long-term debt                        1,432,600        5,696,430
Deferred financing costs                                 (586,198)            --
Sales of treasury stock                                    23,516           31,013
Other non-current liabilities                              40,736          (22,036)
                                                    ---------------  ---------------

Net cash provided by financing activities               6,248,923       12,222,483
                                                    ---------------  ---------------

Effect of exchange rate changes on cash                    19,907          265,985
                                                    ---------------  ---------------

Net decrease in cash and cash equivalents                (268,006)         (18,587)

Cash and cash equivalents, beginning of period            844,299          448,452
                                                    ---------------  ---------------

Cash and cash equivalents, end of period            $     576,293    $     429,865
                                                    ===============  ===============

Supplemental Disclosures:
  Cash paid during the period:
   Interest                                         $   2,459,790    $   3,893,169
   Income taxes                                         1,289,057        1,872,223

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

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.    BASIS OF PRESENTATION:

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary for the fair presentation of the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 2002, and the results of their operations and cash flows for the nine months ended June 30, 2002 and 2001, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

2.    Inventories:

      Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 2002 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):

                                             June 30,     September 30,
                                               2002           2001
                                           ------------   -------------
      Raw materials                         $ 12,973        $ 13,328
      Work in process                          2,699           3,572
      Finished goods                          15,366          18,683
                                           ------------   -------------
                                            $ 31,038        $ 35,583
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

      In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

4.    RESTRUCTURING AND RELATED COSTS:

      In the first nine months of fiscal 2002, the Company continued its efforts towards completion of Phase 2 of its Restructuring and Cost Reduction Program, including the further consolidation of certain U.S. manufacturing processes with its Mexico operations as well as additional personnel reductions at all facilities. The restructuring and related costs (severances and lease settlement expense) and utilization since September 30, 2001 are summarized below (in thousands):

                                                        Losses from the
                                            Employee   impairment, sale
                                            severance   or abandonment
                                           and related  of property and
                                             costs         equipment       Total
                                           ----------   ---------------  ---------

    Reserve balances at September 30, 2001   $ 339           $ --          $ 339

    Period ended June 30, 2002
      restructuring and impairment
      related charges                          174             299           473

    Reserves balances at June 30, 2002        (374)           (299)         (673)
                                           ----------   ---------------  ---------

    Reserves balances at June 30, 2002       $ 139           $ --          $ 139
                                           ==========   ===============  =========

      In addition, the Company incurred $64,000 and $386,000 in costs associated with the disposal of property remaining from its prior phase of restructuring in the quarter and nine months ended June 30, 2001, respectively. Moreover, in the June 30, 2001 quarter, the Company incurred $377,000 in Mexico for the consolidation of operations into a new facility.

5.    LINE OF BUSINESS REPORTING:

      Effective with the Company's 2001 plan to exit the Industrial Segment (Note 6), the Company's continuing operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three and nine-month periods ended June 30, 2002 and 2001 (in thousands).

                                 Three Months               Nine Months
                           ------------------------  ------------------------
                                        Operating                  Operating
                            Revenues   Profit (Loss)  Revenues   Profit (Loss)
                           ----------- ------------  ----------- ------------
       2002:
          United States    $ 17,414      $   706     $ 37,819      $  (970)
          Canada              2,793          382        6,393          773
          Mexico              8,542        1,618       20,376        2,528
          United Kingdom        297           18          761           10
          China                   1           51           19          130
                           -----------  -----------  ----------- ------------
                           $ 29,047      $ 2,775     $ 65,368      $ 2,471
                           ===========  ===========  =========== ============
        2001:
          United States    $ 17,136      $ 1,240     $ 39,868      $   391
          Canada              2,893          535        6,240          653
          Mexico              8,434        1,723       17,551        2,462
          United Kingdom        314            6          768          (23)
          China                  64           61           75          (75)
                           -----------  -----------  ----------- ------------
                           $ 28,841      $ 3,565     $ 64,502      $ 3,408
                           ===========  ===========  =========== ============

      The United States operating profit (loss) in each period includes unallocated corporate expenses.

6.    DISCONTINUED OPERATIONS:

      In September 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. Accordingly, related operating results of the Industrial Group have been reported as discontinued operations in the accompanying consolidated financial statements. The Company expects to complete the sale of this division in September 2002.

      Net revenues and income (loss) from discontinued operations in the accompanying financial statements are as follows (in thousands):

                                      Three Months Ended      Nine Months Ended
                                          June 30,              June 30,
                                    ---------------------  ---------------------
                                       2002       2001        2002       2001
                                    ---------  ----------  ---------  ----------

      Net revenues                   $   --     $ 2,414     $   --     $ 7,122
                                    =========  ==========  =========  ==========
      Income (loss) from
       discontinued operations
       before income taxes           $   --     $  (148)    $   208    $   575
      Income taxes                       --         (50)         77        193
                                    ---------  ----------  ---------  ----------
      Income (loss) from
       discontinued operations       $   --     $   (98)    $   131    $   382
                                    =========  ==========  =========  ==========

      Earnings (loss) per share      $   --     $ (0.03)    $  0.04    $  0.12
       (basic)                      =========  ==========  =========  ==========
      Earnings (loss) per share      $   --     $ (0.03)    $  0.04    $  0.12
       (diluted)                    =========  ==========  =========  ==========

      Income (loss) from discontinued operations includes allocated interest expense of $106 and $322 in the three-month and nine-month periods ended June 30, 2001, respectively, based upon the identifiable assets of such operations. The Company recorded pre-tax gains of $208 and $1,202 on the sale of idle real estate in the nine-month periods ended June, 2002 and 2001, respectively. In September 2001, the Company provided $670 for anticipated operating losses and $432 for the wind-up of certain pension plans. Losses from discontinued operations during the three-month and nine-month periods ended June 30, 2002 were $212 and $577, respectively (including $81 and $248 in allocated interest expense, respectively). In addition, during the nine-month period ended June 30, 2002, the Company paid $432 for the wind-up of pension plans.

      Assets and liabilities relating to discontinued operations and included in
      the   accompanying   consolidated   balance  sheets  are  as  follows  (in
      thousands):

                                            June 30,     September 30,
                                              2002           2001
                                           ------------  --------------
      Current assets                          $ 4,452         $ 4,619
      Property, plant and equipment, net          401             473
      Current liabilities                      (1,242)         (1,448)
      Long-term liabilities and other, net       (811)           (743)
                                           ------------  --------------
      Net assets of discontinued operations   $ 2,800         $ 2,901
                                           ============  ==============

7.    LIQUIDITY AND CAPITAL RESOURCES:

      In September 2001, a waiver of compliance with one provision of the Company's existing primary lending agreement expired and its senior lenders prohibited the payment of $5.5 million in principal due to senior subordinated noteholders on September 26, 2001. The subordinated notes payment due date was extended by the noteholders on various dates since (most recently through August 19, 2002) to allow the Company more time to address its debt issues to the mutual satisfaction of all parties involved.

      The Company is close to reaching terms with a new senior lender and its existing subordinated lenders to refinance and restructure its present U.S. debt through 2005. The new lender has preliminarily agreed to provide a three-year $28 million senior debt facility which would replace the Company's existing senior debt with a consortium of lenders. The new senior debt arrangement would provide $5 million in increased working capital liquidity that would be available for operations and to make certain subordinated debt payments.

      The senior debt facility would include a $25 million revolving loan, which would bear interest at either the prime rate, plus 0.75%, or the prevailing LIBOR rate, plus 3.5%. The agreement would also provide for a closing fee of 1% of the maximum credit line and a fee of 0.25% on the first and second anniversary of the loan; a monthly maintenance fee of $5,000; and certain additional transactional fees. Borrowings under the revolving loan would be based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility would include term loans aggregating $3 million, which would bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.5%. These loans are expected to be payable in monthly installments of $50,000, plus interest. The loan agreement would also contain restrictions regarding subordinated debt payments (discussed below), a requirement to maintain a minimum level of operating cash flow and net worth and a limitation on the amount of annual capital expenditures.

      The Company also reached tentative agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company would pay approximately $6.5 million to its subordinated lenders over the next three years, at which time the balance of approximately $10 million would be due. Payments to the subordinated lenders would be subject to certain restrictions imposed under the pending senior debt facility. At the time of the expected closing of the new senior debt facility described above, the Company would pay all subordinated debt accrued interest (approximately $1.9 million) and $1 million in principal. Interest on the balance of subordinated debt would be paid quarterly thereafter. If the Company would be unable to make any portion of the remaining $5.5 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders would receive warrants equivalent to approximately 2.27% of the diluted common shares outstanding for each $1 million in unpaid principal, in addition to warrants (expiring in September 2003) now held by them. Any warrants received or earned would be relinquished if the notes were to be paid in full during the term of the new agreement. The agreement would also grant the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt lender). The interest rate on the subordinated notes has been 13.5% through June 30, 2002 (12% payable in cash and 1.5% PIK) plus an additional 2% on the past due amount of $5.5 million. At closing, the interest rate on the notes would change to 12.5% (without PIK) through maturity in 2005. The new subordinated note agreement would include certain other provisions, including the elimination or adjustment of financial covenants contained in the original agreement.

      The closing of the restructuring of the Company's senior and subordinated debt is subject to the lenders completing an intercreditor agreement and to final negotiation and documentation. All parties are working toward a closing by September 2002. Although the Company believes that the debt restructuring will be consummated on substantially the terms described above, there can be no assurance that that will be the case.

      During its debt negotiations, the Company has improved its cash management processes and believes it has sufficient lines of credit available under its present senior debt and other agreements to fulfill all current and anticipated operating requirements of its business until it closes its contemplated new debt agreements. Moreover, the present senior lenders have consistently supported the Company by continuing normal funding under their agreements throughout the ongoing negotiations. The Company expects to finalize the new borrowing arrangements described above before the end of its current fiscal year. However, the Company cannot assure that they will close on these new borrowing arrangements or that changes in the terms described above will not be made prior to closing. In light of the circumstances regarding the Company's various existing loan arrangements, the report of the Company's independent accountants (with respect to its fiscal 2001 financial statements) included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.

      The Company's Mexico subsidiary presently has approximately $14 million in bank lines of credit ($3 million unused at June 30, 2002) expiring at various dates. The Company is awaiting approval on at least $3 million of additional Mexico lines of credit and is presently reviewing other debt proposals for its Mexico subsidiary. The Company's subsidiary cannot assure that these lines of credit will continue to be available after their respective expiration dates, or that additional lines of credit will be secured.

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

Item 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

      REVENUES for the quarter ended June 30, 2002, increased $206,000 from the same quarter last year. The changes by segment are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer         $   278          2         5      (3)
         Foreign Consumer          (72)        (1)        4      (5)

      U.S. Consumer revenue volume increases in the retail and educational channel were partially offset by lower prices offered to enhance inventory reduction efforts. Foreign Consumer was slightly lower overall as higher volume was more than offset by the effects of devaluation of the Mexican peso (approximating $280,000) and Mexico price reductions in response to competitive pricing pressure.

      Revenues for the nine months ended June 30, 2002, increased $866,000 from the same period last year. The changes by segment are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer         $(2,049)        (5)       (3)     (2)
         Foreign Consumer        2,915         12        15      (3)

      The U.S. Consumer revenue decrease was primarily in the educational market as distributor consolidations led to reduced purchases in an effort to lower their inventory levels. Foreign Consumer revenue increased primarily in Mexico primarily due to increased sales to existing mass market customers and additional government business.
      While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales denominated in U.S. dollars.
      OPERATING INCOME in the quarter ended June 30, 2002 decreased $790,000 from the same quarter last year. Overall gross profit margins remained stable, as this decrease was predominantly due to higher selling and administrative costs, partially offset by lower restructuring costs. U.S. administrative costs for the prior year quarter and nine months ended June 30, 2001, reflected a reduction of approximately $600,000 for legal recoveries from a settlement with certain insurance companies. In addition, the current year period reflects higher U.S. selling costs associated with increased sales in the retail mass market and higher bank financing charges. These factors were primarily responsible for an increase in selling and administrative costs (28.0% of sales as compared to 23.7% of sales in the prior year quarter). Restructuring costs decreased $294,000 from the prior year, when Mexico consolidated its operations into a new facility.
      Operating income for the nine months ended June 30, 2002 decreased $937,000. As discussed above, overall gross profit margins were comparable and the reduction in operating income was due to the factors contributing to higher selling and administrative costs (32.6% of sales as compared to 30.6% of sales in the prior year period), partially offset by lower restructuring costs in the period.
      INTEREST EXPENSE decreased $141,000 and $416,000 in the quarter and nine months ended June 30, 2002, respectively (net of interest allocated to discontinued operations, as discussed in Note 6 to Consolidated Financial Statements). The decreases in the current year periods are primarily due to lower borrowing levels, reflecting the Company's inventory reduction efforts.
      INCOME TAX decreased $485,000 and $417,000 in the quarter and nine months ended June 30, 2002, respectively, due principally to lower pretax income (or higher pretax loss) and a lower effective tax rate in Mexico from an unanticipated refund of prior year tax of approximately $170,000.
      MINORITY INTEREST represents approximately 3% of the results of operations of the Company's Mexico subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash flows used in operating activities decreased by $5.2 million in the period ended June 30, 2002 principally due to strict inventory reduction efforts. In addition to cash flows from changes in inventory, account receivable collections increased and the Company enhanced its cash management processes. The improvements were partially offset by higher cash flows used to extinguish certain Mexico trade liabilities.
      The Company's fiscal 2002 investing activities included approximately $1.1 million in net purchases of property and equipment, compared to $2.6 in the prior year period. The prior year reflects a higher level of purchases as compared with recent years, due to the Company's expansion of its Mexico manufacturing and consolidation into its newly leased 300,000 square-foot facility. The 2001 expenditures were partially offset by approximately $1 million in net proceeds from the sale of an idled Mexico plant. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
      The Company's primary financing arrangements are with a consortium of lenders, initially providing a total of up to $42.5 million in financing through September 2004. The financing agreements, as amended, include a revolving line of credit facility in the amount of $30 million, which bears interest at either the prime rate plus 1.15%, or the prevailing LIBOR rate plus 2.65%, through September 2004. The agreements also provide for the payment of various bank fees approximating $14,000 per month. Borrowings under the revolving credit facility are based upon eligible accounts receivable and inventories of the Company's U.S. and Canada operations, subject to reserves for anticipated subordinated debt payments and certain other items, as defined in the loan documents. The loan and security agreements also include a term loan in the initial amount of $7.5 million. The term loan is payable in monthly installments of $125,000, plus interest, through September 2004. The loan bears interest based upon the same prevailing rate described above in connection with the revolving credit facility.
      The Company executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of these borrowings at 8.98% through August 2005. The Company entered into the interest rate swap agreement to balance and manage overall interest rate exposure and minimize overall cost of borrowings.
      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a pledge of the capital stock of the Company's subsidiaries. The loan and security agreement contains provisions pertaining to the maintenance of certain financial ratios and annual capital expenditure levels, as well as restrictions as to payment of cash dividends. As of June 30, 2002, the Company had approximately $15 million outstanding under the revolving credit facility. In addition, the Company's Mexico subsidiary currently has approximately $14 million in bank lines of credit ($3 million unused at June 30, 2002) expiring at various dates that bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities. The Company is awaiting approval on at least $3 million of additional Mexico lines of credit and is presently reviewing other debt proposals for its Mexico subsidiary. The Company's Mexico subsidiary cannot assure that its lines of credit will continue to be available after their respective expiration dates, or that additional lines of credit will be secured. The Company relies heavily on the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
      The Company also has outstanding $16.5 million of 12% Senior Subordinated Notes valued at their face amount, due September 2003. The subordinated note agreement provides for an interest rate of 13.5% through June 2002 and 12.25% through maturity in 2003. The note agreement, as amended, contains provisions that limit dividends and other payments, and requires the maintenance of certain financial covenants and ratios.
      In September 2001, a waiver of compliance with one provision of the Company's existing primary lending agreement expired and its senior lenders prohibited the payment of $5.5 million in principal due to senior subordinated noteholders on September 26, 2001. The subordinated notes payment due date was extended by the noteholders on various dates since (most recently through August 19, 2002) to allow the Company more time to address its debt issues to the mutual satisfaction of all parties involved.
      The Company is close to reaching terms with a new senior lender and its existing subordinated lenders to refinance and restructure its present U.S. debt through 2005. The new lender has preliminarily agreed to provide a three-year $28 million senior debt facility which would replace the Company's existing senior debt with a consortium of lenders. The new senior debt arrangement would provide $5 million in increased working capital liquidity that would be available for operations and to make certain subordinated debt payments.
      The senior debt facility would include a $25 million revolving loan, which would bear interest at either the prime rate, plus 0.75%, or the prevailing LIBOR rate, plus 3.5%. The agreement would also provide for a closing fee of 1% of the maximum credit line and a fee of 0.25% on the first and second anniversary of the loan; a monthly maintenance fee of $5,000; and certain additional transactional fees. Borrowings under the revolving loan would be based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility would include term loans aggregating $3 million, which would bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.5%. These loans are expected to be payable in monthly installments of $50,000, plus interest. The loan agreement would also contain restrictions regarding subordinated debt payments (discussed below), a requirement to maintain a minimum level of operating cash flow and net worth and a limitation on the amount of annual capital expenditures.
      The Company also  reached  tentative  agreement  with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company would pay approximately $6.5 million to its subordinated lenders over the next three years, at which time the balance of approximately $10 million would be due. Payments to the subordinated lenders would be subject to certain restrictions imposed under the pending senior debt facility. At the time of the expected closing of the new senior debt facility described above, the Company would pay all subordinated debt accrued interest (approximately $1.9 million) and $1 million in principal. Interest on the balance of subordinated debt would be paid quarterly thereafter. If the Company would be unable to make any portion of the remaining $5.5 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders would receive warrants equivalent to approximately 2.27% of the diluted common shares outstanding for each $1 million in unpaid principal, in addition to warrants (expiring in September 2003) now held by them. Any warrants received or earned would be relinquished if the notes were to be paid in full during the term of the new agreement. The agreement would also grant the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt lender). The interest rate on the subordinated notes has been 13.5% through June 30, 2002 (12% payable in cash and 1.5% PIK) plus an additional 2% on the past due amount of $5.5 million. At closing, the interest rate on the notes would change to 12.5% (without PIK) through maturity in 2005. The new subordinated note agreement would include certain other provisions, including the elimination or adjustment of financial covenants contained in the original agreement.

      The closing of the restructuring of the Company's senior and subordinated debt is subject to the lenders completing an intercreditor agreement and to final negotiation and documentation. All parties are working toward a closing by September 2002. Although the Company believes that the debt restructuring will be consummated on substantially the terms described above, there can be no assurance that that will be the case.
      During its debt negotiations, the Company has improved its cash management processes and believes it has sufficient lines of credit available under its present senior debt and other agreements to fulfill all current and anticipated operating requirements of its business until it closes its contemplated new debt agreements. Moreover, the present senior lenders have consistently supported the Company by continuing normal funding under their agreements throughout the ongoing negotiations. The Company expects to finalize the new borrowing arrangements described above before the end of its current fiscal year. However, the Company cannot assure that they will close on these new borrowing arrangements or that changes in the terms described above will not be made prior to closing. In light of the circumstances regarding the Company's various existing loan arrangements, the report of the Company's independent accountants (with respect to its fiscal 2001 financial statements) included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.
      Due to the defaults described above, the subordinated and senior loans have been classified as current maturities of long-term debt in the accompanying consolidated balance sheets. Moreover, in light of the circumstances regarding the Company's various existing loan arrangements, the report of the Company's independent accountants (with respect to its fiscal 2001 financial statements) included an explanatory paragraph as to substantial doubt about the Company's ability to continue as a going concern.
      The Company has retained Wachovia Securities (formerly First Union Securities) and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to resolve the Company's issues with its lenders while maximizing shareholder value.
      Contractual cash obligations as of June 30, 2002 are summarized in the table below. The senior and subordinated debt balances are reflected as an obligation in the current fiscal year, due to the defaults described above.

                                Payments Due by Period (in thousands)
                     -----------------------------------------------------------
 Contractual Cash                Current   Fiscal years Fiscal years
   Obligations         Total   fiscal year   2003-2005    2006-2007   Thereafter
-------------------  ---------  ----------  -----------  -----------  ----------
Long Term Debt       $ 47,228    $ 45,332      $   607      $   389      $   900
Capital Lease
  Obligations              46          30           16          --           --
Operating Leases        5,680         505        5,076           99          --
                     ---------  ----------  -----------  -----------  ----------
                     $ 52,954    $ 45,867      $ 5,699      $   488      $   900
                     =========  ==========  ===========  ===========  ==========

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In July 2001, the FASB issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Statement No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of Statement No. 141 are effective currently. The provisions of Statement No. 142 will be effective for the Company in fiscal 2003. Management does not expect these standards, when implemented, to have a material effect on its future results of operations or financial position.
     In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.
     In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.
     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.
     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations; management's inventory reduction plan and expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; and the Company's expectation that it will consummate its debt restructuring, and, if so, the terms upon which the debt will be restructured. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the Company's lenders will not continue to fund the Company in the future as they have in the past when defaults have occurred; the inability of the Company to successfully complete its restructuring of its debt agreements and the exercise by its lenders of various remedies available to them in the event of continued defaults; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies as a result of the inventory reduction plan; difficulties encountered with the consolidation and cost-reduction program; increased competition; U.S. and foreign economic factors; foreign currency exchange risk and interest rate fluctuation risk, among others.

Item 3.
-------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 41% of the Company's year-to-date fiscal 2002 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of June 30, 2002, approximately 39% of total short and long-term debt is fixed at rates between 8% and 13.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated annual impact of $200,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

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

            (99.1)   Certification by Officers

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



                            DIXON TICONDEROGA COMPANY
                            -------------------------



                             Dated:     August 14, 2002
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     August 14, 2002
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance
                                        Chief Financial Officer


                             Dated:     August 14, 2002
                                        ---------------------------------

                             By:        /s/  John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer

                                                                  Exhibit 99.1
                                                                  ------------

                            CERTIFICATION BY OFFICERS
                            -------------------------



      In connection with the Quarterly Report of Dixon Ticonderoga Company on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof the undersigned certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Quarterly Report fairly present, in all material respects, the financial condition and results of operations of the Company.

                            DIXON TICONDEROGA COMPANY
                            -------------------------


                             Dated:     August 14, 2002
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     August 14, 2002
                                        -------------------------------

                             By:        /s/  Richard F. Joyce
                                        -------------------------------
                                        Richard F. Joyce
                                        Vice-Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     August 14, 2002
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance
                                        Chief Financial Officer


                             Dated:     August 14, 2002
                                        ---------------------------------

                             By:        /s/  John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer