Form 10-K
period 2002-09-30
DIXON TICONDEROGA CO
filed 2003-01-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( d )

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002     Commission file number  1-8689

                            DIXON TICONDEROGA COMPANY
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)
Form 10-K

 X    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
---   Act of 1934 (Fee Required) for the fiscal year ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Based on the closing sales price on December 4, 2002, the aggregate market value of the voting stock held by non-affiliates of the Company was $3,715,085.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 4, 2002: 3,192,832 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference:
Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 2002.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
------------------
                          RECENT EVENTS AND STRATEGIES
                          ----------------------------

     Dixon Ticonderoga Company, (hereinafter the "Company") focused its efforts in fiscal 2002 toward enhancing cash flows and reducing debt, while working to successfully restructure its existing lending arrangements and thus stabilize its capital structure. On October 3, 2002, the Company closed a complete refinancing and restructuring of its senior and subordinated debt through 2005, resolving existing defaults and providing additional working capital liquidity for operations. Moreover, in 2002 the Company improved its cash management processes and accelerated its inventory reduction efforts resulting in approximately $8.4 million in cash provided by operating activities. In addition, total funded debt (net of cash balances) decreased $6.5 million or 16% in fiscal 2002.
     The Company also continued its aggressive manufacturing consolidation initiative by completing its second phase and commencing Phase 3 which will result in the complete shutdown of its Sandusky, Ohio manufacturing facility and other cost reduction activities. The Company recognized an additional charge of approximately $1.1 million in its fourth quarter of fiscal 2002 in connection with this final phase of its overall consolidation plan.
     In December 2002, the Company entered into a strategic distribution arrangement with a third-party logistics partner under which the third-party will distribute the Company's products from its facility in Statesville, North Carolina. Management expects the strategic alliance will enhance customer service while reducing fixed costs related to its prior distribution center.
     In addition, the Company continued its expansion of production at its wholly-owned China subsidiary, Beijing Dixon Ticonderoga Stationery Company, Ltd. This subsidiary also acts as a sourcing arm, providing certain new and innovative products for international sale.
     In December 2002, the Company finalized an agreement to sell its Newcastle Refractories division, the last business of its Industrial Group, to local management. The transaction is expected to close in early 2003.
     Further information regarding these matters is included elsewhere in this Annual Report on Form 10-K.


                              COMPANY ORGANIZATION
                              --------------------
                            Dixon Ticonderoga Company
                                    (Parent)

       -----------------------------------------------------------------------
       |               |                |                    |                |
       |               |                |                    |                |
       |               |                |                    |                |
     Dixon           Dixon        Dixon Industrial      Beijing Dixon     Ticonderoga
 Ticonderoga,    Europe, Ltd.   Mexico, S.A. de C.V.     Ticonderoga       Graphite,
  Inc. Canada   (Wholly-Owned) /Inactive(Wholly-Owned)   Stationery      Inc./Inactive
(Wholly-Owned)                                          Company, Ltd.    (Wholly-Owned)
                                                       (Wholly-Owned)
       |
       |
 Grupo Dixon,
 S.A. de C.V.
and subsidiaries
 (97% Owned)

                                INDUSTRY SEGMENTS
                                -----------------

     The Company has one principal continuing business segment: its Consumer Group. This segment's primary operations are the manufacture and sale of writing and drawing pencils, pens, artist materials, felt tip markers, industrial markers, lumber crayons, correction materials and allied products. Certain financial information regarding net revenues, operating profits and identifiable assets for the years ended September 30, 2002, 2001 and 2000, is contained in
Note 11 to Consolidated Financial Statements.

CONSUMER GROUP
--------------

     The Company manufactures its leading brand Ticonderoga(R) and a full line of pencils in Versailles, Missouri. The Company manufactures and markets advertising specialty pencils, pens and markers through its promotional products division. The Company also manufactures and markets Wearever(R) and Dixon(R) pen writing products as well as Prang(R) and Ticonderoga(R) lines of markers, mechanical pencils and allied products.
     Through 2002, the Company manufactured some or all of its Prang(R) brand of soy-bean based and wax crayons, chalks, dry and liquid tempera, water colors and art materials, in Sandusky, Ohio. Commencing in 2003, these products will be manufactured by the Company's majority-owned (97%) subsidiary, Grupo Dixon, S.A. de C.V. (Grupo Dixon).
     Under a licensing agreement with NASCAR(R), The Company markets pencils and pens with the NASCAR brand and features certain top NASCAR(R) drivers. Also, under an agreement with Warner Bros. Consumer Products, the Company also markets in Canada and Mexico a line of pencils, pens and related products featuring the famous Looney Tunes(R) and Scooby Doo(R) characters.
     Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer group.
     Grupo Dixon is engaged, through its subsidiaries, in the manufacture and sale in Mexico of black and color writing and drawing pencils, correction materials, lumber crayons and allied products. Grupo Dixon also manufactures and sells in Mexico, under its Vinci(R) brand, certain products of the type manufactured at the Sandusky facility, as well as marker products and modeling clay. Grupo Dixon also manufactures special markers for industrial use, all of which are marketed and sold together with the products discussed above, by the U.S. Consumer division.
     Dixon Europe, Limited, a wholly-owned subsidiary of the Company, is engaged in the distribution of many Dixon consumer products in the United Kingdom and other European countries.
     Beijing Dixon Ticonderoga Stationery Company, Ltd., a wholly-owned subsidiary of the Company, is principally engaged in the manufacture of wood slats for pencil manufacturing and the sourcing and distribution of certain consumer products for international sale by the Company.
     The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada and Europe) in which its operations are being conducted.

INDUSTRIAL GROUP (DISCONTINUED OPERATIONS)
------------------------------------------

     In September 2001, the Company formalized its decision to sell its New Castle Refractories division, the last business of its Industrial Group. In December 2002, the Company finalized an agreement to sell this division to local management. This division, with plants located in Ohio, Pennsylvania and West Virginia, manufactures various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, silicon-carbide brick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries; refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads. The Company expects to conclude the sale in early 2003.

                                  DISTRIBUTION
                                  ------------

     Consumer products manufactured and/or marketed in the U.S. are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. In an effort to enhance service levels (especially with large retail customers), the Company entered into a strategic distribution arrangement with a third-party located in Statesville, North
Carolina. The consumer products manufactured and/or marketed by the Canada, Mexico and Europe subsidiaries are distributed nationally in these countries from leased facilities and sold through wholesalers, distributors, school supply houses and retailers.

                                  RAW MATERIALS
                                  -------------

     Wood slats for pencil manufacturing can be considered a strategic raw material for the Company's business and are purchased from various suppliers in the U.S., Indonesia and China (including the Company's wholly-owned China subsidiary). There were no significant raw material shortages of any consequence during 2002 nor are any expected in the near future.

                       TRADEMARKS, PATENTS AND COPYRIGHTS
                       ----------------------------------

     The Company owns a large number of trademarks, patents and copyrights related to products manufactured and marketed by it, which have been secured over many years. These have been of value in the growth of the business and should continue to be of value in the future. However, in the opinion of the Company, its business generally is not dependent upon or at risk with respect to the protection of any patent or patent application or the expiration of any patent.

                        SEASONAL ASPECTS OF THE BUSINESS
                        --------------------------------

     Greater portions (approximately 60% in 2002) of the Company's sales occur in the third and fourth fiscal quarters of the year due to shipments of back-to-school orders to its distribution network. This practice as well as certain extended customer payment terms, which are standard for this industry, causes the Company to incur additional bank borrowings during the period between shipment and payment.

                                   COMPETITION
                                   -----------

     The Company is engaged in a highly competitive business with a number of competitors, some of whom are larger and have greater resources than the Company. Important to the Company's market position are the quality and performance of its products, its marketing, customer service and distribution systems and the reputation developed over the many years that the Company has been in business.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

     The Company employs approximately 22 full-time professional employees in the area of quality control and product development. For accounting purposes, research and development expenses in any year presented in the accompanying Consolidated Financial Statements represent less than 1% of revenues.

                                    EMPLOYEES
                                    ---------

     The total number of persons employed by the Company was approximately 1,499 of which 439 were employed in the United States.

ITEM 2.  PROPERTIES
-------------------

     The properties of the Company, set forth in the following table are owned and are collateralized under the Company's senior and subordinated debt agreements. The Heathrow, Florida, property, is also subject to a separate mortgage agreement. (See Note 4 to Consolidated Financial Statements.) Most of the buildings are of steel frame and masonry or concrete construction.

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


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In April 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs. In January 1998, the Company paid $3.6 million to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and in fiscal 2000 the Company reached settlements with its various insurers for reimbursement of legal costs in the amount of $653,000. In 2001, a pending malpractice suit against its former attorneys was settled and the Company received $575,000. (Also see Note 13 to Consolidated Financial Statements.)
     The Company believes that there are no pending actions which will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

     None.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
-------------------------------------------------------------------
         HOLDER  MATTERS
         ---------------

     Dixon Ticonderoga Company common stock is traded on the American Stock Exchange under the symbol "DXT". The following table sets forth the low and high per share prices as per the American Stock Exchange closing prices for the applicable quarter.

                                FISCAL 2002        FISCAL 200
           QUARTER ENDING       LOW    HIGH        LOW    HIGH
        --------------------   -----  ------      -----  ------
         December 31           $1.10  $2.50      $2.13   $5.00
         March 31               1.62   1.75       2.75    5.50
         June 30                1.45   2.00       3.35    4.50
         September 30           1.10   1.63       2.15    4.10


     The Board of Directors has indefinitely suspended the payment of dividends which is also restricted under the Company's new debt agreements. (See Note 4 to Consolidated Financial Statements.)
     The number of record holders of the Company's common stock at December 3, 2002 was 421.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------


                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   FOR THE FIVE YEARS ENDED SEPTEMBER 30, 2002
                    (in thousands, except per share amounts)
                                  2002         2001        2000        1999         1998
                               ----------   ----------  ----------  ----------   ----------
REVENUES 1                      $ 88,591     $ 88,319    $ 88,867    $ 95,041     $ 96,695
                               ==========   ==========  ==========  ==========   ==========

INCOME (LOSS) FROM
  CONTINUING OPERATIONS         $   (683)    $    620    $   (733)   $    399     $  2,279

INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS            123       (1,100)        (65)      6,283          857
                               ----------   ----------  ----------  ----------   ----------

NET INCOME (LOSS)               $   (560)    $   (480)   $   (798)   $  6,682     $  3,136
                               ==========   ==========  ==========  ==========   ==========

EARNINGS (LOSS) PER
  COMMON SHARE (BASIC):
  CONTINUING OPERATIONS         $   (.22)    $    .20    $   (.23)   $    .12     $    .67

  DISCONTINUED OPERATIONS            .04         (.35)       (.02)       1.83          .26
                               ----------   ----------  ----------  ----------   ----------

  NET INCOME (LOSS)             $   (.18)    $   (.15)   $   (.25)   $   1.95     $    .93
                               ==========   ==========  ==========  ==========   ==========

EARNINGS (LOSS) PER
  COMMON SHARE (DILUTED):
  CONTINUING OPERATIONS         $   (.22)    $    .20    $   (.23)   $    .11     $    .62

  DISCONTINUED OPERATIONS            .04         (.35)       (.02)       1.76          .23
                               ----------   ----------  ----------  ----------   ----------

  NET INCOME (LOSS)             $   (.18)    $   (.15)   $   (.25)   $   1.87     $    .85
                               ==========   ==========  ==========  ==========   ==========

TOTAL ASSETS                    $ 79,409     $ 86,091    $ 86,718    $ 92,888     $ 92,630
                               ==========   ==========  ==========  ==========   ==========

LONG-TERM DEBT                  $ 16,383 4   $ 2, 018 3  $ 30,210    $ 39,400 2   $ 21,927
                               ==========   ==========  ==========  ==========   ==========

DIVIDENDS PER
  COMMON SHARE                  $     -      $     -     $     -     $     -      $     -
                               ==========   ==========  ==========  ==========   ==========

1Certain reclassifications were made to classify certain sales incentives as reductions of gross revenues that were previously classified as selling expenses (See Note 1 to Consolidated Financial Statements).
2The increase in long-term debt in 1999 is attributable to the refinancing of the Company's previous revolving credit agreement under a five-year facility. 3The reduction in long-term debt is due to reclassification of the Company's senior credit facility and subordinated notes to current maturities of long-term debt while in default.
4The increase in long-term debt in 2002 is attributable to the October 3, 2002 restructuring of the Company's subordinated notes, previously classified as current maturities of long-term debt in 2001. (See Note 4 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        --------------------------

SUMMARY OF RESULTS OF OPERATIONS
--------------------------------

Discontinued operations:
------------------------

     In September 2001, the Company formalized its decision to sell its New Castle Refractories division, the last business of its Industrial group. In December 2002, the Company finalized an agreement to sell this division to local management. The transaction is expected to close in early 2003. The Industrial Group had revenues of $9,169,000, $9,529,000 and $11,188,000 in 2002, 2001 and
2000, respectively. Income (loss) from discontinued operations (before provisions in 2001 for loss on disposal, 0described below) was $123,000, ($56,000) and ($65,000) in 2002, 2001 and 2000, respectively, (including pre-tax gains on sales of assets of $208,000 and $1,202,000 in 2002 and 2001, and income tax benefit (expense) of ($77,000), $29,000 and $23,000 in 2002, 2001 and 2000,
respectively). Interest expense of $342,000, $427,000 and $597,000 has been allocated to discontinued operations in 2002, 2001 and 2000, respectively.
     In fiscal 2001, the Company also recorded an anticipated loss on disposal of $1,570,000 (or $1,044,000 after tax benefit) including provisions for a loss on the sale of the New Castle Refractories division of $468,000, for the wind-up of that division's pension plans of $432,000 and for operating losses through the expected date of disposal of $670,000. For financial reporting purposes, the Company is accounting for the disposition of its Industrial Segment as a discontinued operation and, accordingly, its statements of operations present the results of the discontinued Industrial Segment separately from the results of continuing operations. Since a discussion of the results of the Industrial Segment is not meaningful to an understanding of the continuing Consumer business, all discussions comparing the results of operations refer to the continuing operations of the Consumer Group. (For further information regarding discontinued operations, see Note 12 to Consolidated Financial Statements.)

2002 vs. 2001:
--------------
     Income before taxes, minority interest and discontinued operations decreased $2,159,000. Restructuring costs increased $705,000 as the Company announced its final phase of plant consolidations. (See Note 10 to Consolidated Financial Statements.) Administrative costs in the U.S. increased primarily due to higher bank financing costs and the prior year administrative expenses
reflecting  a  $575,000   reduction  for   settlement   of  a  lawsuit.   Higher
Administrative expenses were partially offset by lower interest costs as interest expense decreased $300,000 in 2002.


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

REVENUES
--------
     Overall 2002 revenues increased $271,000 from the prior year. The changes are as follows:

                       Decrease             % Increase (Decrease)
                   (in thousands)        Total    Volume  Price / Mix
                   --------------        ----------------------------
      U.S.           $ (3,153)             (6)     (3)        (3)
      Foreign           3,424              10      13         (3)

     U.S. Revenue decreased in the educational and promotional products markets primarily due to customer consolidations and their related inventory reduction efforts. Revenue increased in the retail channel, principally in the office supply superstores, partially offsetting reductions in other channels. Foreign revenue increased primarily in Mexico due to higher volume with existing mass market customers and additional government business.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August of 1998. In the short term after such devaluations, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales to the U.S. denominated in U.S. dollars.
     Overall 2001 revenues decreased $548,000 from the prior year. The changes are as follows:

                Increase (Decrease)        % Increase (Decrease)
                  (in thousands)         Total    Volume  Price / Mix
                -------------------      ----------------------------
      U.S.           $    407               1       1         --
      Foreign            (955)             (3)    (13)        10

     U.S. revenue increased primarily in the traditional educational channel, partially offset by decreases in the mass retail market where competitive pressures from large suppliers and importers are the greatest. Foreign revenue decreased primarily due to lower demand from large retail customers, partially offset by Mexico price increases.

OPERATING INCOME
----------------
     Operating income decreased $2,459,000 from the prior year. U.S. operating income decreased $2,665,000 (excluding restructuring charges) due to the aforementioned lower revenues and increased administrative costs. U.S. administrative costs also increased principally due to the prior year reflecting a reduction for legal settlements of $575,000 and significantly higher bank financing costs (approximately $417,000). These factors were primarily responsible for an increase in selling and administrative costs (30.5% of sales as compared to 28.7% of sales in the prior year). Restructuring and related costs increased $705,000 as the Company announced its final phase of its consolidation plan. Foreign operating profit increased $1,111,000 principally due to higher revenue described above.
     Operating income in 2001 increased $2,841,000 over the prior year. U.S. operating income increased $1,812,000 (excluding restructuring charges) primarily due to lower selling, distribution and administrative costs. Foreign operating income decreased $340,000, primarily in Canada, due to lower revenues. General corporate expenses (excluding restructuring costs) decreased an additional $730,000 due to lower salaries, fringes and related costs reflecting continued aggressive cost reduction efforts. These decreases in selling, distribution, administrative and general corporate expenses contributed to significantly lower consolidated selling and administrative costs (28.7% of sales as compared to 30.8% in the prior year). Restructuring and related costs decreased $640,000 in 2001 as the Company finalized its efforts under the second phase of its restructuring program.

MINORITY INTEREST
-----------------

     Minority interest represents 3% of the net income of the consolidated subsidiary, Grupo Dixon, S.A. de C.V., ($51,000, $31,000 and $24,000 in fiscal 2002, 2001 and 2000, respectively), equivalent to the extent of the investment of the minority shareholders.

CURRENT ECONOMIC ENVIRONMENT AND EVENTS
---------------------------------------

     Although not directly impacted by recent events in the U.S. and abroad, management believes that softening economic conditions have recently affected and could continue to affect the retail mass or other markets served by the Company's Consumer Group and thus could lead to reduced overall revenues. In addition, certain expenses which have risen recently (such as insurance costs) could continue to trend significantly higher in the coming years due to recent events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company generated approximately $8.4 million in cash flows from operating activities in 2002. The Company's strict inventory control and reduction efforts in the U.S. and Mexico led to an increase in cash flows related to inventories of approximately $6.3 million, continuing an initiative begun in 2000, which has since resulted in approximately $10 million in cash flows. In addition, enhanced cash management processes have led to further improvement in accounts payable management and stronger accounts receivable collections in the U.S. and Mexico. Overall, in the past three years, the Company generated approximately $12.5 million in cash flows from operating activities.
     The Company's 2002 investing activities included approximately $1.3 million in purchases of property and equipment (net of sales proceeds), compared to $2.0 million in the prior year. This reflects a higher level of purchases in 2001, due to the Company's expansion of its Mexico manufacturing and consolidation into its newly leased 300,000 square-foot facility. These expenditures were partially offset by approximately $1.3 million in net proceeds on the sale of an idled Mexico plant and other assets. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
     On October 3, 2002, the Company completed a financing agreement with a new senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Foothill Capital Corporation has provided a three-year $28 million senior debt facility which replaces the Company's previous senior debt with a consortium of lenders. The new senior debt arrangement provides approximately $5 million in increased working capital liquidity for operations and to make certain subordinated debt payments.
     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate (4.75% at September 30, 2002), plus 0.75%, or the prevailing LIBOR rate (approximately 1.8% at September 30, 2002), plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its senior debt at 8.98% through August 2005.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of the closing date of the new senior revolving loan and term arrangements, the Company had approximately $13 million of unused lines of credit available.
     On October 3, 2002, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company is only required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the new senior debt facility and expects to make additional excess payments to its subordinated lenders over the next three years. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $8 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal, in addition to warrants having an exercise price of $7.24 (expiring in September 2003) now held by them. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the subordinated notes had been 13.5% through June 30, 2002 [12% payable in cash and 1.5% payable-in-kind (PIK)] plus an additional 2% on past due amounts. At closing, the interest rate on the notes was changed to 12.5% (without PIK) through maturity in October 2005. The new subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the new senior debt agreements.
     In addition, the Company's Mexico subsidiary had approximately $12 million in bank lines of credit ($4 million unused) as of September 30, 2002, expiring at various dates from January 2003 through October 2004, which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexico government securities. The Company is awaiting approval on additional Mexico lines of credit and is presently reviewing other debt proposals for this subsidiary. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company believes that amounts available from its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through 2005. The Company's Mexico subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring lines of credit.
     Refer to Notes 3 and 4 to Consolidated Financial Statements for further description of the aforementioned financing arrangements.
     The Company has retained Wachovia Securities (formerly First Union Securities) and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value.
     Contractual obligations as of September 30, 2002 are summarized in the table below. Although classified as current maturities in the accompanying consolidated financial statements and due in fiscal 2003 below (see Note 4 to Consolidated Financial Statements), U.S. senior debt of $10,233 and Mexico notes payable of $7,463 are expected to remain outstanding as revolving credit lines for working capital purposes through 2005.

                                      Payments Due by Period (in thousands)
                                  -----------------------------------------------
                                             Fiscal year    Fiscal years   Fiscal years
 Contractual Obligations           Total      2003           2004-2005      2006-2007
--------------------------------  ---------  -------------  -------------  -------------
Long-Term Debt and Notes Payable  $ 36,188     $ 19,805         $3,659       $ 12,724
Operating Leases                     5,406        2,154          3,153             99
                                  ---------  -------------  -------------  -------------
                                  $ 41,594     $ 21,959         $6,812       $ 12,823
                                  =========  =============  =============  =============


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142 "Goodwill and Other Intangible Assets". Statement No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of Statement No. 142 will be effective for the Company in fiscal 2003. Management does not expect this standard, when implemented, to have a material effect on its future results of operations or financial position.
     In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.
     In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.
     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.
     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

CRITICAL ACCOUNTING POLICIES
----------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management's estimates, the financial statements could be materially impacted.
     Accounts receivable is recorded net of allowance for doubtful accounts. The Company regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable, the age of each invoice, each customer's expected ability to pay and the collection history with each customer. The allowance for doubtful accounts represents management's best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.
     Inventories are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand. The Company's estimate of forecasted product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the company's inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise if the Company's inventory is determined to be undervalued, the Company may have over-reported costs of goods sold. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company's reported operating results.
     Long-lived assets, such as property, plant and equipment, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. Should this comparison indicate that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. If the estimate of an asset's future cash flows is significantly different from the asset's actual cash flows, the Company may over- or under-estimate the value of an asset's impairment. A long-lived asset's value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expense. If the asset's actual life is different than its estimated life, the asset could be over-valued or under-valued.
     Restructuring and related costs reserves are recorded in connection with the restructuring initiatives as they are announced. These reserves include estimates pertaining to employee severance costs, the settlement of contractual obligations and other matters. Although management does not anticipate significant changes, the actual costs may differ from these estimates, resulting in further charges or reversals of previously recorded charges.
     The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's Consolidated Statement of Operations. Management evaluates the recoverability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Annual Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations; management's inventory reduction plan and expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; management's expectations with regards to legal proceedings; and its expectations regarding the Company's ability to utilize certain tax benefits in the future. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the Company's lenders will not continue to fund the Company in the future; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies as a result of the inventory reduction plan; difficulties encountered with the consolidation and cost-reduction program; increased competition; U.S. and foreign economic factors; foreign currency exchange risk and interest rate fluctuation risk, among others.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 40% of the Company's fiscal 2002 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of the closing of its new debt arrangements on October 3, 2002, approximately 48% of total short and long-term debt is fixed, at rates between 8% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $200,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
             -------------------------------------------------------

                                                                   PAGE
                                                                   ----

Report of Independent Certified Public Accountants                  16

Consolidated Balance Sheets as of
  September 30, 2002 and 2001                                       17


Consolidated Statements of Operations For the
  Years Ended September 30, 2002, 2001 and 2000                     18

Consolidated Statements of Comprehensive Loss For the
  Years Ended September 30, 2002, 2001 and 2000                     19

Consolidated Statements of Shareholders' Equity For the
 Years Ended September 30, 2002, 2001 and 2000                      20


Consolidated Statements of Cash Flows For the
 Years Ended September 30, 2002, 2001 and 2000                    21-22

Notes to Consolidated Financial Statements                        23-40

Schedule For the Years Ended September 30, 2002, 2001 and 2000:

      II. Valuation and Qualifying Accounts                         41

      Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




Shareholders and Board of Directors of
Dixon Ticonderoga Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dixon Ticonderoga Company and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Tampa, Florida
December 9, 2002

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           SEPTEMBER 30, 2002 AND 2001
                           ---------------------------

                                                      2002             2001
                                                  -------------   -------------
         ASSETS:
         -------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 2,589,493     $   844,299
   Receivables, less allowance for doubtful
     accounts of $1,381,780 in 2002 and
     $1,482,524 in 2001                             29,179,803      30,498,042
   Inventories                                      28,761,337      35,583,082
   Other current assets                              3,914,817       2,464,043
                                                  -------------   -------------
      Total current assets                          64,445,450      69,389,466
                                                  -------------   -------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                               10,881,021      10,608,980
   Machinery and equipment                          16,948,612      17,155,371
   Furniture and fixtures                            1,607,449       1,741,811
                                                  -------------   -------------
                                                    29,437,082      29,506,162
                                                  -------------   -------------
      Less accumulated depreciation                (19,641,894)    (19,022,674)
                                                  -------------   -------------
                                                     9,795,188      10,483,488
                                                  -------------   -------------
OTHER ASSETS                                         7,872,957       6,217,958
                                                  -------------   -------------
                                                   $82,113,595     $86,090,912
                                                  =============   =============

      LIABILITIES AND SHAREHOLDERS' EQUITY:
-----------------------------------------------

CURRENT LIABILITIES:
   Notes payable                                   $ 7,463,458     $ 6,294,268
   Current maturities of long-term debt             12,341,735      32,598,531
   Accounts payable                                  8,819,499       9,321,957
   Accrued liabilities                              12,485,494       9,368,315
                                                  -------------   -------------
      Total current liabilities                     41,110,186      57,583,071
                                                  -------------   -------------
LONG-TERM DEBT                                      16,383,106       2,018,125
                                                  -------------   -------------
DEFERRED INCOME TAXES AND OTHER                      1,183,467         984,492
                                                  -------------   -------------
MINORITY INTEREST                                      583,841         577,241
                                                  -------------   -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized 100,000
     shares, none issued                                    -               -
   Common stock, par $1, authorized 8,000,000
     shares, issued 3,710,309 shares in 2002
     and 2001                                        3,710,309       3,710,309
   Capital in excess of par value                    3,593,826       3,670,135
   Retained earnings                                25,107,752      25,667,675
   Accumulated other comprehensive loss             (5,640,262)     (4,101,681)
                                                  -------------   -------------
                                                    26,771,625      28,946,438
   Less shareholder loans                             (557,721)       (557,721)
   Less treasury stock, at cost (517,477 shares
     in 2002 and 532,847 shares in 2001)            (3,360,909)     (3,460,734)
                                                  -------------   -------------
                                                    22,852,995      24,927,983
                                                  -------------   -------------
                                                   $82,113,595     $86,090,912
                                                  =============   =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
              -----------------------------------------------------


                                                     2002          2001           2000
                                                -------------  -------------  -------------
REVENUES                                        $ 88,590,730   $ 88,319,455   $ 88,866,684
                                                -------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of goods sold                              57,132,999     56,732,494     57,462,598
  Selling and administrative expenses             26,987,835     25,363,628     27,380,388
  Provision for restructuring and related costs    1,573,235        867,666      1,508,481
                                                -------------  -------------  -------------
                                                  85,694,069     82,963,788     86,351,467
                                                -------------  -------------  -------------
OPERATING INCOME                                   2,896,661      5,355,667      2,515,217

INTEREST EXPENSE                                   4,087,731      4,387,700      3,672,365
                                                -------------  -------------  -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES (BENEFIT) AND MINORITY INTEREST    (1,191,070)       967,967     (1,157,148)

INCOME TAXES (BENEFIT)                              (559,064)       316,933       (448,087)
                                                -------------  -------------  -------------
                                                    (632,006)       651,034       (709,061)

MINORITY INTEREST                                     51,214         31,267         23,938
                                                -------------  -------------  -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS            (683,220)       619,767       (732,999)
                                                -------------  -------------  -------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF APPLICABLE INCOME TAXES                     123,297     (1,099,639)       (65,246)
                                                -------------  -------------  -------------
NET LOSS                                        $   (559,923)  $   (479,872)  $   (798,245)
                                                =============  =============  =============
EARNINGS (LOSS) PER COMMON SHARE (BASIC):
   Continuing operations                        $       (.22)  $        .20   $       (.23)
   Discontinued operations                               .04           (.35)          (.02)
                                                -------------  -------------  -------------
   Net loss                                     $       (.18)  $       (.15)  $       (.25)
                                                =============  =============  =============
EARNING (LOSS) PER COMMON SHARE (DILUTED):
   Continuing operations                        $       (.22)  $        .20   $       (.23)
   Discontinued operations                               .04           (.35)          (.02)
                                                -------------  -------------  -------------
   Net loss                                     $       (.18)  $       (.15)  $       (.25)
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

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  ---------------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
              -----------------------------------------------------


                                                     2002          2001           2000
                                                -------------  -------------  -------------

NET LOSS                                        $   (559,923)  $   (479,872)  $   (798,245)

OTHER COMPREHENSIVE LOSS:

  Cumulative effect adjustment to recognize
   fair value of cash flow hedge                          -         (54,205)            -

  Adjustment to recognize fair value
   of cash flow hedge                               (115,934)      (451,388)            -

  Foreign currency translation adjustments        (1,422,647)      (502,511)      (677,102)
                                                -------------  -------------  -------------
TOTAL COMPREHENSIVE LOSS                        $ (2,098,504)  $ (1,487,976)  $ (1,475,347)
                                                =============  =============  ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                     DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000


                               Common     Capital in                Accumulated Other
                              Stock $1    Excess of     Retained      Comprehensive    Shareholder    Treasury
                             Par Value    Par Value     Earnings       Income (Loss)      Loans        Stock         Total
                             -----------  -----------  -----------  -----------------  ------------  ------------  ------------
BALANCE, September 30, 1999  $ 3,688,559  $ 3,586,471  $26,945,792   $ (2,416,475)     $  (393,940)  $(1,575,241)  $29,835,166
  Net loss                                                (798,245)                                                   (798,245)
  Other comprehensive loss                                               (677,102)                                    (677,102)
  Employee stock options
   exercised (21,750 shares)      21,750      147,094                                     (163,781)                      5,063
  Employee Stock Purchase
   Plan (10,757  shares)                      (33,293)                                                    69,867        36,574
  Purchase of treasury stock
   (260,230 shares)                                                                                   (2,016,510)   (2,016,510)
                             -----------  -----------  -----------  -----------------  ------------  ------------  ------------

BALANCE, September 30, 2000    3,710,309    3,700,272   26,147,547     (3,093,577)        (557,721)   (3,521,884)   26,384,946
  Net loss                                                (479,872)                                                   (479,872)
  Other comprehensive loss                                             (1,008,104)                                  (1,008,104)
  Employee Stock Purchase
   Plan (9,415 shares)                        (30,137)                                                    61,150        31,013
                             -----------  -----------  -----------  -----------------  ------------  ------------  ------------

BALANCE, September 30, 2001    3,710,309    3,670,135   25,667,675     (4,101,681)        (557,721)   (3,460,734)   24,927,983
  Net loss                                                (559,923)                                                   (559,923)
  Other comprehensive loss                                             (1,538,581)                                  (1,538,581)
  Employee Stock Purchase
   Plan (15,370 shares)                       (76,309)                                                    99,825        23,516
                             -----------  -----------  -----------  -----------------  ------------  ------------  ------------

BALANCE, September 30, 2002  $ 3,710,309  $ 3,593,826  $25,107,752   $ (5,640,262)     $  (557,721)  $(3,360,909)  $22,852,995
                             ===========  ===========  ===========  =================  ============  ============  ============

                               The accompanying notes are an integral part of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                                                     2002           2001         2000
                                                -------------  ------------  -------------
Cash flows from operating activities:

Net income (loss) from continuing operations     $ (683,220)    $ 619,767     $ (732,999)

Net income (loss) from discontinued operations      123,297    (1,099,639)       (65,246)


Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                  2,322,692     2,219,658      2,521,400
   Deferred taxes                                (2,334,000)     (534,000)      (639,000)
   Provision for doubtful accounts receivable       193,979       151,263        218,795
   Gain on sale of assets                          (208,290)   (1,202,448)            -
   Income attributable to minority interest          51,214        31,267         23,938
   (Income) loss attributable to foreign
    currency exchange                              (215,955)       52,071        (78,888)
   Changes in assets [(increase)decrease] and
    liabilities[increase (decrease)]:
   Receivables, net                                  (7,574)     (660,434)    (1,830,724)
   Inventories                                    6,226,836       474,990      3,087,532
   Other current assets                            (457,698)     (134,308)        17,422
   Accounts payable and accrued liabilities       3,673,182     1,039,899        646,793
   Other assets                                     250,686       210,519       (228,794)
                                                -------------  ------------  -------------

Net cash provided by operating activities         8,433,777     1,168,605      2,940,229
                                                -------------  ------------  -------------

Cash flows from investing activities:

   Purchases of plant and equipment, net         (1,520,088)   (2,009,467)    (1,399,403)
   Proceeds on sale of assets                       208,290     1,276,063      3,250,000
                                                -------------  ------------  -------------

Net cash provided by (used in) investing
 activities                                      (1,311,798)     (733,404)     1,850,597
                                                -------------  ------------  -------------





                                                     2002           2001         2000
                                                -------------  ------------  -------------
Cash flows from financing activities:

Proceeds from additions to long-term debt                -        138,566         70,715
Proceeds from additions to notes payable          1,716,828     2,779,894      1,023,554
Principal reductions of long-term debt           (6,101,200)   (2,728,952)    (3,693,022)
Debt refinancing costs                             (955,628)           -        (369,842)
Purchase of treasury stock                               -             -      (2,016,510)
Other non-current liabilities                        40,736         6,759        (42,975)
Employee Stock Purchase Plan                         23,516        31,013         36,574
Exercise of stock options                                -             -           5,063
                                                -------------  ------------  -------------

Net cash provided by (used in) financing
 activities                                      (5,275,748)      227,280     (4,986,443)

                                                -------------  ------------  -------------

Effect of exchange rate changes on cash            (101,037)     (266,634)      (291,344)
                                                -------------  ------------  -------------

Net increase (decrease) in cash and cash
 equivalents                                      1,745,194       395,847       (486,961)


Cash and cash equivalents, beginning of year        844,299       448,452        935,413

                                                -------------  ------------  -------------

Cash and cash equivalents, end of year           $2,589,493    $  844,299     $  448,452

                                                =============  ============  =============
Supplemental disclosures:

Cash paid during the year for:
   Interest                                      $3,033,931    $4,647,079     $3,148,398
   Income taxes                                   1,677,478     2,434,487      1,518,291

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

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Business:
     ---------

     Dixon Ticonderoga Company is a diversified manufacturer and marketer of writing and art products. Its largest customers are school products distributors and mass merchandisers, although none account for over 9% of revenues.

     Revenue recognition:
     --------------------

     Revenues are comprised of gross sales from the shipment of product to customers, net of provisions for product returns, customer discounts (such as volume rebates), co-op advertising and other related discounts. The Company recognizes sales when the following has occurred: evidence of a sales arrangement exists; shipment of product to the customer; the price is fixed or determinable; and collectibility is reasonably assured. An estimate of sales returns and allowances is recorded in the period that the related product is shipped.

     In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Product", which codified and reconciled the Task Force's consensuses in EITF 00-14, "Accounting for Certain Sales
     Incentives",  EITF 00-22,  "Accounting  for Points and  Certain  Other Time
     Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to resellers and end consumers. The adoption of EITF No. 01-09 had no impact on results of operations. The accompanying Consolidated Statement of Operations and Note 14 have been reclassified to reflect certain sales incentives as reductions of gross revenue that were previously classified as selling expenses.

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

     Principles of consolidation:
     ----------------------------

     The consolidated financial statements include the accounts of Dixon Ticonderoga Company and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share (3%) of the equity of the Company's Grupo Dixon, S.A. de C.V. subsidiary.

     Translation of foreign currencies:
     ----------------------------------

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subsidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of other comprehensive loss. Gains and losses from foreign currency transactions are included in the accompanying Consolidated Statement of Operations. Total foreign currency exchange gains (losses) included in operating income were approximately $216,000, $(52,000) and $79,000 for fiscal years 2002, 2001 and 2000, respectively.

     Cash and cash equivalents:
     --------------------------

     Cash and cash equivalents include investment instruments with a maturity of three months or less at time of purchase.

     Inventories:
     ------------

     Inventories are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand. Management estimates of forecasted product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory is determined to be overvalued, the Company would be required to recognize such costs in costs of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have overstated costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although management makes every effort to ensure the accuracy of forecasts of future product demand, significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and reported operating results.

     Certain inventories amounting to $13,034,000 and $14,126,000 at September 30, 2002 and 2001, respectively, are stated on the last-in, first-out
     (LIFO) method of determining inventory costs. Under the first-in, first-out
     (FIFO) method of accounting, these inventories would be $1,007,000 and $760,000 higher at September 30, 2002 and 2001, respectively. All other inventories are accounted for using the FIFO method.

      Inventories consist of (in thousands):

                                              September 30,

                                             2002       2001
                                           ---------  ---------

            Raw material                    $11,014    $13,328
            Work in process                   2,718      3,572
            Finished goods                   15,029     18,683
                                           ---------  ---------

                                            $28,761    $35,583
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

     Income taxes:
     -------------

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company continues to operate at a loss in the U.S. or is unable to generate sufficient future U.S. taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish a valuation allowance against all or a significant portion of its deferred tax assets resulting in a substantial increase in the Company's effective tax rate and a material negative impact on its operating results and financial position.

     Derivative instruments and hedging activities:
     ----------------------------------------------

     The Company adopted FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", an amendment of FASB Statement No.133, and FASB Statement No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of Statement No. 133 (referred to hereafter as "FAS 133") on October 1, 2000. As a result, the Company records the fair value of interest rate swaps designated as cash flow hedges in other liabilities with the offset in the other comprehensive income (loss) component of shareholders' equity. Upon adoption, the Company recorded its interest rate swap designated as a cash flow hedge with a fair value of $86,314 in other liabilities. Other comprehensive loss was increased $54,205 (net of tax benefit of $32,109) as a cumulative effect adjustment for this accounting change. During the years ended September 30, 2002 and 2001, the Company also recognized an adjustment to the fair value of this cash flow hedge of $184,309 and $718,773, respectively, in other liabilities. Other comprehensive loss was increased $115,934 and $451,388 (net of tax benefit of $68,375 and $267,385, respectively) during these periods.

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

     FAS 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a cash flow hedge (such as the Company's interest rate swap agreements), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of the change in fair values.

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

     Recent accounting pronouncements:
     ---------------------------------

     In July 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". Statement No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of Statement No. 142 will be effective for the Company in fiscal 2003. Management does not expect this standard, when implemented, to have a material effect on its future results of operations or financial position.

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

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

     Reclassifications:
     ------------------

     Certain prior year amounts have been reclassified to conform with the current year classifications.

(2)  ACCRUED LIABILITIES:
     --------------------

     The major components of accrued liabilities are as follows (in thousands):

                                              September 30,
                                             2002       2001
                                           ---------  ---------

            Interest                        $ 2,844    $ 1,447
            Salaries and wages
                                              1,110        968
            Employee benefit plans              540        720
            Income taxes                      3,174      1,428
            Other                             4,817      4,805
                                           ---------  ---------

                                            $12,485    $ 9,368
                                           =========  =========


(3)  NOTES PAYABLE:
     --------------

     The Company's Mexico subsidiary had bank lines of credit totaling approximately $12 million, under which $7.5 and $6.3 million of unsecured notes payable were outstanding as of September 30, 2002 and 2001, respectively. The notes, which mature at varying dates from January 2003 through October 2004, bear interest (weighted average interest rate of approximately 4.5% and 7.1% at September 30, 2002 and 2001, respectively) based upon either a floating U.S. bank rate or the rate of certain Mexican government securities and are renewable annually.


(4)  LONG-TERM DEBT:
     ---------------

     Long-term debt consists of the following (in thousands):

                                              September 30,
                                             2002       2001
                                           ---------  ---------

            Senior Subordinated Notes      $ 16,500   $ 16,500
            Bank notes payable                8,208     11,327
            Bank term loan                    2,025      4,625
            Building mortgage                 1,992      2,138
            Other                               -           27
                                           ---------  ---------
                                             28,725     34,617
            Less current maturities         (12,342)   (32,599)
                                           ---------  ---------

                                           $ 16,383    $ 2,018
                                           =========  =========

     On October 3, 2002, the Company completed a financing agreement with a new senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Foothill Capital Corporation has provided a three-year $28 million senior debt facility which replaces the Company's previous senior debt (bank notes payable and bank term loan) with a consortium of lenders. The new senior debt arrangement provides approximately $5 million in increased working capital liquidity for operations and to make certain subordinated debt payments.

     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate (4.75% at September 30, 2002), plus 0.75%, or the prevailing LIBOR rate (approximately 1.8% at September 30,
     2002), plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest note swap agreement that effectively fixed the rate of interest on $8 million of its senior debt at 8.98% through August 2005.

     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of the closing date of the new senior revolving loan and term arrangements, the Company had approximately $13 million of unused lines of credit available.

     On October 3, 2002, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company is only required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the new senior debt facility and expects to make additional excess payments to its subordinated lenders over the next three years. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $8 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal, in addition to warrants having an exercise price of $7.24 (expiring in September 2003) now held by them. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the subordinated notes had been 13.5% through June 30, 2002 [12% payable in cash and 1.5% payable-in-kind (PIK)] plus an additional 2% on past due amounts. At closing, the interest rate on the notes was changed to 12.5% (without PIK) through maturity in October 2005. The new subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the new senior debt agreements.

     All amounts outstanding as of September 30, 2002 under the senior and subordinated lending arrangements have been classified in the accompanying consolidated financial statements based upon the terms of the new underlying agreements entered into on October 3, 2002. The new senior debt agreements include provisions which suggest the debt could become payable upon demand under certain circumstances and thus, this debt has been classified as current maturities of long-term debt. All prior defaults and covenant violations under the Company's previous senior and subordinated lending arrangements were waived, amended or satisfied through repayment of the underlying debt.

     The Company also has a mortgage agreement with respect to its corporate headquarters building in Heathrow, Florida. The mortgage (in the original amount of $2.73 million) is for a period of 15 years and bears interest at 8.1%.

     Carrying values of the Senior Subordinated Notes, the bank notes payable and term loan are reasonable estimates of fair value as interest rates are based on prevailing market rates.

     Aggregate maturities of long-term debt based upon the terms of the new underlying agreements entered into on October 3, 2002 are as follows (in thousands):


                                 2003            $12,342
                                 2004              1,672
                                 2005              1,987
                                 2006             11,452
                                 Thereafter        1,272
                                               ----------
                                                 $28,725
                                               ==========


(5)  INCOME TAXES:
     -------------

     The components of net deferred tax asset recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                        2002          2001
                                                    ------------  ------------
      U.S. current deferred tax assets (included
         in other current assets)                   %   1,514      $    578
      Foreign current deferred tax liability
         (included in accrued liabilities)               (818)       (1,326)
      U.S. and foreign, noncurrent deferred tax
         asset (liability) (included in other
         assets and deferred income taxes and other)    2,829         1,559
                                                    ------------  ------------
         Net deferred tax asset                     $   3,525      $    811
                                                    ============  ============
      Deferred tax assets:
         U.S. tax credit carryforwards              $   2,610      $    534
         Provisions for losses from discontinued
          operations                                      174           534
         Depreciation                                     214           192
         Vacation pay                                     105            66
         Accrued pension                                  657           622
         Accrued restructuring and related costs          385           115
         Accrued environmental costs                       38            65
         Installment sale and related expenses             95           216
         Other                                             88           478
         Foreign net operating loss carryforward          512           520
         Valuation allowance                             (512)         (520)
                                                    ------------  ------------
         Total deferred tax asset                       4,366         2,288
                                                    ------------  ------------
      Deferred tax liabilities:
         Inventories                                     (748)       (1,384)
         Property, plant and equipment                    (93)          (93)
                                                    ------------  ------------
         Total deferred tax liability                    (841)       (1,477)
                                                    ------------  ------------
      Net deferred tax asset                        $   3,525        $  811
                                                    ============  ============

     It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. Management believes that it will obtain the full benefit of U.S. deferred tax assets and credit carryforwards on the basis of its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. Management also believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. This assessment of profitability takes into account the Company's present and anticipated split of domestic and international earnings.

     At September 30, 2002 and 2001, the Company had valuation allowances against certain deferred tax assets totaling $512,000 and $520,000, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50% probability that the benefit of the assets will be realized in the associated tax returns.

     The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                              2002       2001       2000
                                             --------   --------  ---------
              Current:
                 U.S. Federal                $  640     $ (352)   $ (530)
                 State                          (40)       (12)     (124)
                 Foreign                      1,175      1,215       845
                                             --------   --------  ---------
                                              1,775        851       191
                                             --------   --------  ---------
              Deferred:
                 U.S. Federal                (2,081)      (199)     (900)
                 State                         (206)       (71)        -
                 Foreign                        (47)       264       261
                                             --------   --------  ---------
                                             (2,334)      (534)     (639)
                                             --------   --------  ---------
                                             $ (559)    $  317    $ (448)
                                             ========   ========  =========

     Foreign deferred tax provision (benefit) is comprised principally of temporary differences related to Mexico asset purchases. The U.S. deferred (benefit) in 2002, 2001 and 2000 result primarily from expenses accrued but not yet deductible for taxes and tax credit carryforwards.

     The differences between the provision (benefit) for income taxes from continuing operations computed at the U.S. statutory federal income tax rate and the provision (benefit) from continuing operations in the accompanying consolidated financial statements are as follows (in thousands):

                                                 2002       2001       2000
                                               --------   --------  ---------

        Amount computed using statutory rate    $ (533)    $  329    $ (393)

        Foreign income                            (178)       (28)     (169)

        State  taxes,  net of  federal benefit    (162)       (54)      (82)

        Permanent differences                      149        168       254

        Other                                      165        (98)      (58)
                                               --------   --------  ---------

        Provision (benefit) for income taxes    $ (559)    $  317    $ (448)
                                               ========   ========  =========

(6)   EMPLOYEE  BENEFIT  PLANS:
      -------------------------

     Prior to 2002, the Company maintained several defined benefit pension plans covering substantially all union employees. During 2002, several plans related to the Company's Industrial Group (discontinued operations) were wound up, leaving one defined benefit plan covering the remaining Company's U.S. Consumer division union employees. The benefits are based upon fixed dollar amounts per years of service. The assets of the various plans (principally corporate stocks and bonds, insurance contracts and cash equivalents) are managed by independent trustees. The policy of the Company is to fund the minimum annual contributions required by applicable regulations.

     The following tables set forth the plans' funded status and other information for the fiscal years ended September 30, 2002 and 2001 (in thousands):

                                                     September 30,
                                                  2002            2001
                                              ------------   -------------
      Change in benefit obligation:

      Obligation at beginning of year            $ 3,831         $ 3,887

      Service cost                                    90             178

      Interest cost                                  123             245

      Actuarial gain                                 154              25

      Benefit payments                            (2,436)           (504)
                                              ------------   -------------

      Obligation at end of year                  $ 1,762         $ 3,831
                                              ============   =============

      Change in market value of plan assets:

      Market value at beginning of year          $ 3,489         $ 3,338

      Actual return on plan assets                   445             298

      Employer contributions                         610             357

      Benefit payments                            (2,436)           (504)
                                              ------------   -------------
      Market value at end of year                $ 2,108         $ 3,489
                                              ============   =============
      Prepaid pension asset:

      Projected benefit obligation               $(1,762)        $(3,831)

      Plan assets at market value                  2,108           3,489
                                              ------------   -------------
      Projected benefit obligation less than
       (in excess of) plan assets                    346            (342)

      Unrecognized net gain from past
       experience differentfrom assumptions          (69)            278


      Unrecognized net obligation being recognized
       over periods from 10 to 16 years              164             196
                                              ------------   -------------

      Prepaid pension asset                      $   441         $   132
                                              ============   =============

     Net periodic pension costs include the following components (in thousands):

                                                    2002       2001       2000
                                                   --------   --------  --------
     Service costs - benefits earned during period  $  90     $ 178      $ 180
     Interest cost on projected benefit obligation    123       245        237
     Expected return on plan assets                  (153)     (248)      (214)
     Net amortization and deferral                     12        76        141
                                                   --------   --------  --------
     Net periodic pension cost                      $  72     $ 251      $ 344
                                                   ========   ========  ========

     In determining the projected benefit obligation, the weighted average discount rates utilized were 6.4%, 6.4% and 6.7% for the periods ended September 30, 2002, 2001 and 2000, respectively. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5 % to 8.5 % in all years presented above. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

     The Company also maintains two defined-contribution plans (401k) for all non-union domestic employees and certain union employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic amount of up to 1.5% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4%, as specified in the plan. Charges to operations for these plans for the years ended September 30, 2002, 2001 and 2000 were $487,000, $588,000 and
     $610,000, respectively.

     In addition, the Company has a defined benefit retirement plan, which provides supplemental benefits for certain key executive officers, upon retirement, disability or death. The benefits are similar to those provided under the 401(k) plans, but are funded through the purchase of certain life insurance products. As of September 30, 2002 and 2001, the net liability under the plan (included in accrued liabilities), was $504,000 and $392,000, respectively. Amounts charged to expense under the plan totaled $118,000 and $134,000 in 2002 and 2000, respectively. There was no net expense under this plan in 2001.


(7)  SHAREHOLDERS'  EQUITY:
     ----------------------

     The Company provides an Employee Stock Purchase Plan under which shares of its common stock can be issued to eligible employees. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10 % of their compensation at the lower of 85 % of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 2002, 2001 and 2000 15,370, 9,415 and 10,757 shares, respectively, were issued under this plan. At September 30, 2002, there are 56,936 shares available for future purchases under the plan.

     The Company has also granted non-qualified options to key employees, under the 1988 Dixon Ticonderoga Company Executive Stock Plan, to purchase shares of its common stock at the market price on the date of grant. Under the 1988 Plan (as amended) options vest 25 % after one year; 25 % after two years; and 50 % after three years, and remain exercisable for a period of five years from the date of vesting. All options expire three months after termination of employment. At September 30, 2002, there were 243,500 options outstanding and no shares available for future grants under the 1988 Plan.

     In addition, the Dixon Ticonderoga Company 1999 Stock Option Plan (the "1999 Plan") was adopted in fiscal 1999, covering a maximum aggregate 300,000 shares. Under the 1999 Plan, qualified incentive stock options or non-qualified stock options can be granted to employees at the market price on the date of grant and which will vest on the same basis as the 1988 Plan described above. Non-qualified options under the 1999 Plan may also be issued to Company outside directors at the market price on the date of grant and which may vest over varying periods. In 2001 and 2000, 159,800 and 10,000 options were granted to employees under the 1999 Plan, respectively. In addition, in 1999, 30,000 non-qualified options were granted to outside directors that vest over a two-year period. At September 30, 2002 there were 187,300 options outstanding and 112,700 shares available for future grants under the 1999 Plan. The following table summarizes the combined stock options activity for 2002, 2001 and 2000.

                             2002                  2001                 2000
                      --------------------  -------------------  --------------------
                       Number    Option      Number    Option     Number    Option
                      of Shares   Price     of Shares  Price     of Shares   Price
                      --------------------  -------------------  --------------------

   Options outstanding
    at beginning of year
                                               27,000    $8.63      41,750    $8.63
                         21,250      6.75      34,125     6.75      48,625     6.75
                          2,500      7.13      10,750     7.13      10,750     7.13
                        231,000      8.88     258,000     8.88     273,000     8.88
                          2,500     12.88       2,500    12.88       5,500    12.88
                         10,000     11.38      10,000    11.38      10,000    11.38
                         25,000     11.00      30,000    11.00      40,000    11.00
                          5,000      4.25       7,500     4.25
                          2,500      3.81
                        147,300      3.70
                         10,000      4.75
   Options exercised                                               (10,000)    6.75
                                                                   (11,750)    8.63
   Options granted
                                                                    10,000     4.25
                                               10,000     4.75
                                                2,500     3.81
                                              147,300     3.70
   Options expired
      or canceled                              (2,500)    4.25      (2,500)    4.25
                                              (27,000)    8.63      (3,000)    8.63
                        (21,250)      6.75    (12,875)    6.75      (4,500)    6.75
                                              (27,000)    8.88     (15,000)    8.88
                                               (8,250)    7.13
                                               (5,000)   11.00     (10,000)   11.00
                         (2,500)     12.88                          (3,000)   12.88
                         (2,500)      3.81
                      -----------           -----------          -----------
                        430,800               457,050              379,875
                      ===========           ===========          ===========

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123 and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net loss and loss per share would have been as follows if the fair value estimates were used to record compensation expense:

                                        2002           2001          2000
                                     ------------   ------------  ------------
      Pro forma net loss             $ (662,354)    $ (505,281)   $ (1,048,842)
                                     ============   ============  ============
       Loss per share:
          Basic                      $    (.21)     $    (.16)    $      (.33)
                                     ============   ============  ============
          Diluted                    $    (.21)     $    (.16)    $      (.33)
                                     ============   ============  ============

     These pro forma amounts were estimated using the Black-Scholes valuation model assuming no dividends, expected volatility of 36% in 2001 and 33% in 2000, an average risk-free interest rate of 4.7% in 2001 and 6.7% in 2000 and expected lives of approximately six years for all grants prior to 2001 and eight years thereafter. No options were granted in 2002. The weighted average fair value estimates of options granted for 2002, 2001 and 2000 was $2.49, $2.47 and $2.92, respectively. The weighted average remaining lives of options granted are 2.4, 5.5 and 5.6 years for 2002, 2001 and 2000, respectively.

     In the past, the Company made loans under the aforementioned stock option plans to certain shareholders who are executive officers, for the purchase of Company common stock pursuant to the exercise of stock options. The loans must be repaid at the time the underlying shares of common stock are sold. Interest on a portion of the loans accrues at a rate of 8%. Total shareholder loans approximated $558,000 at September 30, 2002 and 2001. No such loans have been granted since late 1999.

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


(8)  STOCK  REPURCHASE  PROGRAM:
     ---------------------------

     In 1999, the Company announced a Stock Repurchase Program authorizing the acquisition of up to $3 million in Dixon Ticonderoga Company stock. Under this program, the Company repurchased approximately 337,000 shares at a total cost of $2.8 million (including approximately $2 million in fiscal 2000, when the program was terminated.).

(9)  EARNINGS  PER  COMMON  SHARE:
     -----------------------------

     Basic earnings (loss) per common share is calculated by dividing net income
     (loss) by the weighted average number of shares outstanding. Diluted earnings per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares [consisting of stock options (Note 7) and stock warrants (Note 4)]. For the years ended September 30, 2002 and 2000, options and warrants to purchase 730,800 and 679,875 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per share as such options and warrants were anti-dilutive.

     Weighted average common shares used in the calculation of earnings (loss) per share are as follows:

              Year                 Basic      Diluted
              ----               ----------  ----------
              2002               3,183,866   3,183,866
              2001               3,171,190   3,176,609
              2000               3,202,582   3,202,582


(10) RESTRUCTURING AND RELATED COSTS:
     --------------------------------

     The Company began fiscal 2000 with reserves of approximately $1.7 million, previously provided in connection with Phase 1 of its Restructuring and Cost Reduction Program, which was intended to improve overall financial performance in the future. The program included manufacturing plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. Approximately 125 employees (principally plant workers) were affected by this phase of the program. The carrying amount of property and equipment held for disposal in Phase 1 approximated $2 million with the estimated fair value principally based upon assessments of value made by local realtors or appraisals. Management disposed of the remaining assets from Phase 1 in May 2001.

     In fiscal 2000, approximately $1,302,000 was charged against the restructuring cost and impairment reserves for finalization of the Phase 1 program (net of $234,000 in credits representing higher than anticipated proceeds from the sale and abandonment of property and equipment identified in the Phase 1 program). As set forth below, the Company incurred approximately $206,000 in net additional charges, principally for unanticipated employee costs and other costs directly related to the restructuring program which were not eligible for recognition in 1999 and thus expensed as incurred in 2000.

     Also in fiscal 2000, the Company provided approximately $1,302,000 of impairment and restructuring related costs in connection with Phase 2 of its Restructuring and Cost Reduction Program, which included further consolidation of certain U.S. manufacturing processes, the consolidation of its Mexico operations into a new facility and additional personnel reductions in manufacturing, sales, marketing and corporate activities. An additional 170 employees (principally plant workers) were affected by the second phase of the program. The carrying amount of additional property held for disposal under Phase 2 of the program was $1.1 million and this additional property was disposed of in 2001 for approximately that amount.

     In fiscal 2001, the Company incurred approximately $868,000 in costs (principally in Mexico) directly related to the restructuring program which were not eligible for recognition in 2000 and thus expensed as incurred in 2001.

     In fiscal 2002, the Company provided $418,000 in additional charges, principally for lease termination and employee costs related to the completion of Phase 2 of the restructuring program.

     Also in fiscal 2002, the Company provided approximately $1,155,000 for restructuring and improvement related costs in connection with Phase 3 (the final phase) of its Restructuring and Cost Reduction Program, which includes a plant closure and further consolidation of its manufacturing operations into the Company's Mexico facility and additional personnel reductions, primarily in manufacturing and corporate activities. An additional 120 employees (principally plant workers) were affected by the final phase of the program. The carrying amount of additional property to be held for disposal at completion of Phase 3 is approximately $200,000.

     The restructuring and impairment related charges and subsequent utilization for the three fiscal years ended September 30, 2002 are summarized below (in thousands):


                                                        Losses from
                                         Employee      impairment, sale
                                        severance      and abandonment
                                        and related      of property
                                          costs         and equipment      Total
                                      --------------  -----------------  ----------
Reserve balances at September 30, 1999    $ 338         $  1,316          $ 1,704
Utilized in fiscal 2000 (Phase 1)          (594)          (1,316)          (1,910)
                                      --------------  -----------------  ----------
                                           (206)              -              (206)
                                      --------------  -----------------  ----------
Additional fiscal 2000 provisions
 (Phase 1)                                  206               -               206

2000 restructuring and impairment
  related charges (Phase 2)                 834              468            1,302
                                      --------------  -----------------  ----------
Total 2000 restructuring and
  impairment related charges (Phase 2)    1,040              468            1,508
                                      --------------  -----------------  ----------
                                            834              468            1,302
Utilized in fiscal 2000 (Phase 2)          (161)            (156)            (317)
                                      --------------  -----------------  ----------
Reserve balances at September 30, 2000      673              312              985
2001 restructuring and impairment
 related charges (Phase 2)                   -               868              868
Utilized in fiscal 2001 (Phase 2)          (334)          (1,180)          (1,514)
                                      --------------  -----------------  ----------
Reserve balances at September 30, 2001      339               -               339
                                      --------------  -----------------  ----------
Additional fiscal 2002 provisions
 (Phase 2)                                  135              283              418

2002 restructuring and impairment
  related charges (Phase 3)               1,110               45            1,155
                                      --------------  -----------------  ----------
Total 2002 restructuring and
  impairment related charges              1,245              328            1,573
                                      --------------  -----------------  ----------
Utilized in fiscal 2002 (Phase 2)          (474)            (283)            (757)
                                      --------------  -----------------  ----------
Reserve balances at September 30, 2002   $1,110           $   45           $1,155
                                      ==============  =================  ==========


(11)  LINE   OF   BUSINESS  REPORTING:
      --------------------------------

     Due to the Company's plan to exit the Industrial Group (Note 12), the Company's continuing operations only consist of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations as of September 30, 2002, 2001 and 2000 for the years then ended (in thousands).

                                            Operating          Identifiable
                              Revenues     Profit (Loss)          Assets
                            ------------  --------------     ----------------
        2002:
          United States       $ 51,685        $(1,494)           $ 41,127
          Canada                 8,694            792               5,879
          Mexico                27,098          3,445              26,120
          United Kingdom         1,094             29                 642
          China                     20            125               1,435

       2001:
          United States       $ 54,837        $ 2,076            $ 44,598
          Canada                 8,435            527               5,673
          Mexico                23,813          2,849              29,012
          United Kingdom         1,046            (26)                674
          China                    188            (70)              1,363

       2000:
          United States       $ 54,430        $  (658)           $ 45,317
          Canada                 9,303            620               6,741
          Mexico                23,943          2,664              27,910
          United Kingdom         1,124            (16)                616
          China                     67            (95)              1,153



(12)  DISCONTINUED OPERATIONS:
      ------------------------

     In September 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. In December 2002, the Company entered into an agreement to sell this division to local management. The transaction is expected to close in early 2003. Accordingly, related operating results of the Industrial Group have been reported as discontinued operations in the accompanying consolidated financial statements.

     Net revenues and income (loss) from discontinued operations are as follows (in thousands):

                                             2002       2001        2000
                                           ---------  ----------  ---------
      Net revenues                         $ 9,169     $ 9,529    $11,188
                                           =========  ==========  =========
      Income   (loss)  from   discontinued
        operations before income taxes     $   200     $   (85)   $   (88)
      Income tax benefit (expense)             (77)         29         23
                                           ---------  ----------  ---------
                                               123         (56)       (65)
                                           ---------  ----------  ---------
      Loss on disposal of Industrial Group      -       (1,570)        -
      Income tax benefit (expense)              -          526         -
                                           ---------  ----------  ---------
                                                -        1,044         -
                                           ---------  ----------  ---------
      Income   (loss)  from   discontinued
      operations                            $  123    $ (1,100)   $  (65)
                                           =========  ==========  =========
      Earnings (loss) per share (basic)     $  .04     $ (0.35)   $(0.02)
                                           =========  ==========  =========
      Earnings (loss) per share (diluted)   $  .04     $ (0.35)   $(0.02)
                                           =========  ==========  =========

     Income (loss) from discontinued operations includes pre-tax gains on sales of assets of $208 and $1,202 in 2002 and 2001, respectively, attributable to the sale of the Company's Graphite and Lubricants division. In addition, interest expense of $342, $427 and $597 has been allocated to income (loss) from discontinued operations in 2002, 2001 and 2000, respectively, based upon the identifiable assets of such operations. The loss on disposal in 2001 includes the anticipated loss on the sale of the New Castle
     Refractories division of $468, a provision for the wind-up of that division's pension plans of $432, and a provision for anticipated operating losses through the date of disposal (expected to be by early 2003) of $670.

     Assets and liabilities relating to discontinued operations and included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                September 30,
                                               2002       2001
                                             ---------  ----------
      Current assets                          $ 3,905    $ 4,619
      Property, plant and equipment, net          386        473
      Current liabilities                      (1,254)    (1,448)
      Long-term liabilities and other, net       (813)      (743)
                                             ---------  ----------
      Net assets of discontinued operations   $ 2,224    $ 2,901
                                             =========  ==========


(13) COMMITMENTS  AND  CONTINGENCIES:
     --------------------------------

     The Company has entered into employment agreements with four executives which provide for the continuation of salary (currently aggregating $68,700 per month) and related employee benefits for a period of 24 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter. The Company has also entered into various agreements with six additional employees which provide for continuation of salaries (averaging $6,800 each per month) for periods up to 16 months under certain circumstances.

     On December 9, 2002, the Company entered into a strategic distribution arrangement with a third-party logistics partner through June 2005. The minimum payments under the related contract are approximately $811,000 in 2003, $945,000 in 2004 and $709,000 in 2005.

     Since 2001, the Company leases certain manufacturing equipment under a five-year noncancelable operating lease arrangement. The rental expense under this lease was $410,000 and $372,000 in 2002 and 2001, respectively. Annual future minimum rental payments are approximately $372,000 per year through 2004 and $93,000 in 2005.

     The Company, in the normal course of business, is party in certain litigation. In 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. All subsequent appeals were denied and as a result of the judgment, the Company paid $3.6 million in 1998 to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim (including its insurance carriers) and in fiscal 2000 the Company reached settlements with its various insurers for reimbursement of legal costs in the amount of $653,000 (reflected as a reduction in selling and administrative expenses). In 2001, a pending malpractice suit against its previous legal counsel was settled and the Company received $575,000 (also reflected as a reduction in selling and administrative expenses).

     The Company has evaluated the merits of other litigation and believes their outcome will not have a further material effect on the Company's future results of operations or financial position.

     The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $322,000 as of September 30, 2002), the resolution of these matters will not materially affect the Company's future results of operations or financial position.


(14) SUMMARY  OF  QUARTERLY  FINANCIAL  INFORMATION  ( UNAUDITED )
     --------------------------------------------------------------
      ( In Thousands, Except  Per  Share  Data ):
     --------------------------------------------

              2002:                 First      Second       Third      Fourth
                                  ----------  ----------  ----------  ----------
Revenues (a)                       $17,496     $17,928     $28,148     $25,019
Income  (loss)  from   continuing
  operations                          (775)       (656)      1,358        (610)
Income  (loss) from  discontinued
  operations                            --         131          --          (8)
Net income (loss)                     (775)       (525)      1,358        (618)

Earnings (loss) per share: (b)
  Continuing operations:
   Basic                              (.24)       (.21)        .43        (.19)
   Diluted                            (.24)       (.21)        .43        (.19)
  Discontinued operations:
   Basic                                --         .04          --          --
   Diluted                              --         .04          --          --

  Net income (loss):
   Basic                              (.24)       (.17)        .43        (.19)
   Diluted                            (.24)       (.17)        .43        (.19)

              2001:                 First      Second       Third      Fourth
                                  ----------  ----------  ----------  ----------

Revenues (a)                       $16,822     $18,213     $28,202     $25,082
Income  (loss)  from   continuing
  operations                        (1,144)       (326)      1,514         576
Income  (loss) from  discontinued
  operations                          (166)        646         (98)     (1,482)
Net income (loss)                   (1,310)        320       1,416        (906)

Earnings (loss) per share: (b)
  Continuing operations:
   Basic                              (.36)       (.10)        .48         .18
   Diluted                            (.36)       (.10)        .48         .18
  Discontinued operations:
   Basic                              (.05)        .20        (.03)       (.47)
   Diluted                            (.05)        .20        (.03)       (.47)
  Net income (loss):
   Basic                              (.41)        .10         .45        (.29)
   Diluted                            (.41)        .10         .45        (.29)

(a) Certain reclassifications were made to classify certain sales incentives as reductions of gross revenues that were previously classified as selling expenses (See Note 1 to Consolidated Financial Statements).

(b) Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED SEPTEMBER 30, 2001, 2000 and 1999

                      Balance at    Additions    Additions to       Balance
                      Beginning      Charged      (Deductions       at Close
   Description        Of Period     to Income    From) Reserves    of Period
-------------------  ------------  ----------   ---------------  -------------

Allowance for Doubtful Accounts:
--------------------------------

Year Ended
  September 30, 2002 $ 1,482,524   $ 193,979    $ (294,723) (1)   $ 1,381,780
                     ============  ==========   ===============  =============

Year Ended
  September 30, 2001 $ 1,418,908   $ 151,263    $  (87,647) (1)   $ 1,482,524
                     ============  ==========   ===============  =============

Year Ended
  September 30, 2000 $ 1,428,541   $ 218,795    $ (228,428) (1)   $ 1,418,908
                     ============  ==========   ===============  =============

(1) Write-off of accounts considered to be uncollectible (net of recoveries).




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURES
        ---------------------

        None.

                                   PART III
                                   --------

ITEM 10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY
         -----------------------------------------------------

     Certain information required under this Item with respect to Directors and Executive Officers will be contained in the Company's 2002 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.
     The  following  table  sets  forth  the  names  and  ages of the  Company's
Executive Officers, together with all positions and offices held with the Company by such Executive Officers. All Executive Officers are subject to re-election or re-appointment by the Board of Directors at the first Directors' Meeting succeeding the next Annual Meeting of shareholders.

             Name                  Age                     Title
             ----                  ---                     -----

Gino N. Pala                        74  Chairman  of the  Board  since  February
(Father-in-law of Richard F. Joyce)     1989;   President  and  Chief  Executive
                                        Officer or Co-Chief Executive Officer since 1978.

Richard F. Joyce                    47  Vice   Chairman   of  the  Board   since
(Son-in-law of Gino N. Pala)            January  1990;  President  and  Co-Chief
                                        Executive   Officer  since  March  1999;
                                        prior   thereto   President   and  Chief
                                        Operating   Officer,   Consumer   Group,
                                        since    March,1996;    Executive   Vice
                                        President  and  Chief  Legal   Executive
                                        since February 1991; Corporate Counsel since July 1990.

Richard A. Asta                     46  Executive  Vice President of Finance and
                                        Chief  Financial  Officer since February
                                        1991;    prior   thereto   Senior   Vice
                                        President - Finance and Chief  Financial
                                        Officer since March 1990; and Director since May 1999.

Leonard D. Dahlberg, Jr.            51  Executive  Vice  President of Operations
                                        since   August  2000;   Executive   Vice
                                        President  of  Procurement  since  April
                                        1999;   prior  thereto   Executive  Vice
                                        President,   Industrial   Group,   since
                                        March 1996;  Executive Vice President of
                                        Manufacturing/Consumer          Products
                                        division since August 1995;  Senior Vice
                                        President   of    Manufacturing    since
                                        February   1993;   Vice   President   of
                                        Manufacturing since March 1990.

John Adornetto                      61  Vice President and Corporate  Controller
                                        since   January   1991;   prior  thereto
                                        Corporate   Controller  since  September
                                        1978.

Diego Cespedes Creixell             44  President,  Grupo  Dixon  S.A.  de C.V.,
                                        since  August  1996 and  Director  since
                                        May 2000.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     Information required under this Item will be contained in the Company's 2002 Proxy Statement which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     Information required under this Item will be contained in the Company's 2002 Proxy Statement which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Information required under this Item will be contained in the Company's 2002 Proxy Statement which is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     Within the 90-day period prior to the date of this report, the Company's Co-Chief Executive Officers, Chief Financial Officer and Chief Accounting Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and concluded that such disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the officers carried out their evaluations.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

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

            (10) k. Fourth Modification of Amended and Restated Revolving Credit Loan and Security Agreement. 8

            (10) l. Second Modification of Amended and Restated Term Loan Agreement. 8

            (10) m.  Amendment No. 2 to Note and Warrant Purchase Agreement. 8

            (21)     Subsidiaries of the Company

            (23)     Consent of Independent Certified Public Accountants.

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

(b)     Reports on Form 8-K:
        --------------------
        None.

                                  SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIXON TICONDEROGA COMPANY


                                      /s/  Gino N. Pala
                                      -----------------------------
                                      Gino N. Pala, Chairman of Board and
                                      Co-Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities indicated.


        /s/  Gino N. Pala
        ----------------------------
        Gino N. Pala                Chairman of Board, Co-Chief
                                    Executive Officer and Director
                                    Date:  January 14, 2003
        /s/  Richard F. Joyce
        ----------------------------
        Richard F. Joyce            Vice Chairman of Board,
                                    Co-Chief Executive Officer,
                                    President and Director
                                    Date:  January 14, 2003
        /s/  Richard A. Asta
        ----------------------------
        Richard A. Asta             Executive Vice President of Finance,
                                    Chief Financial Officer and Director
                                    Date:  January 14, 2003
        /s/  Diego Cespedes Creixell
        ----------------------------
        Diego Cespedes Creixell     President, Grupo Dixon S.A. de C.V.,
                                    and Director
                                    Date: January 14, 2003
        /s/  Philip M. Shasteen
        ----------------------------
        Philip M. Shasteen          Director
                                    Date: January 14, 2003
        /s/  Ben Berzin, Jr.
        ----------------------------
        Ben Berzin, Jr.             Director
                                    Date: January 14, 2003
        /s/  Kent Kramer
        ----------------------------
        Kent Kramer                 Director
                                    Date: January 14, 2003
        /s/  John Ritenour
        ----------------------------
        John Ritenour               Director
                                    Date: January 14, 2003
        /s/  Wesley D. Scovanner
        ----------------------------
        Wesley D. Scovanner         Director
                                    Date: January 14, 2003

                                 CERTIFICATIONS

  I, Gino N. Pala, certify that:

  1. I have  reviewed  this  annual  report  on Form  10-K of Dixon  Ticonderoga
     Company;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

/s/  Gino N. Pala
--------------------------------
Gino N. Pala
Chairman of Board, Co-Chief Executive
Officer and Director

                                 CERTIFICATIONS

  I, Richard F. Joyce, certify that:

  1. I have  reviewed  this  annual  report  on Form  10-K of Dixon  Ticonderoga
     Company;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

/s/  Richard F. Joyce
--------------------------------
Richard F. Joyce
Vice Chairman of Board, Co-Chief
Executive Officer, President and Director

                                 CERTIFICATIONS

  I, Richard A. Asta, certify that:

  1. I have  reviewed  this  annual  report  on Form  10-K of Dixon  Ticonderoga
     Company;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

/s/  Richard A. Asta
--------------------------------
Richard A. Asta
Executive Vice President of Finance,
Chief Financial Officer and Director

                                CERTIFICATIONS

  I, John Adornetto, certify that:

  1. I have  reviewed  this  annual  report  on Form  10-K of Dixon  Ticonderoga
     Company;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 14, 2003

/s/  John Adornetto
--------------------------------
John Adornetto
Vice President and Corporate Controller
and Chief Accounting Officer

                                                                    Exhibit (21)
                                                                    ------------


                         2002 ANNUAL REPORT ON FORM 10-K
                         -------------------------------

                           SUBSIDIARIES OF THE COMPANY
                           ---------------------------

All of the Registrant's subsidiaries as of September 30, 2002, are listed below. Subsidiaries of a subsidiary are indented. All subsidiaries are included in the consolidated financial statements of the Registrant.

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

  Grupo Dixon, S.A. de C.V. (50.1% Subsidiary of
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

(a)  Inactive

                                                                    Exhibit (23)
                                                                    ------------
               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               ---------------------------------------------------


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-20054, 33-23380 and 333-22205) of Dixon Ticonderoga Company of our report dated December 9, 2002, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.





PricewaterhouseCoopers LLP
Tampa, Florida
January 10, 2003

                                                                  Exhibit 99.1
                                                                  ------------
                            CERTIFICATION BY OFFICERS
                            -------------------------


     In connection with the Annual Report of Dixon Ticonderoga Company on Form 10-K for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof the undersigned certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Annual Report fairly present, in all material respects, the financial condition and results of operations of the Company.

                          DIXON TICONDEROGA COMPANY


                             Dated:     January 14, 2003
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board, Co-Chief
                                        Executive Officer and Director


                             Dated:     January 14, 2003
                                        -------------------------------

                             By:        /s/  Richard F. Joyce
                                        -------------------------------
                                        Richard F. Joyce
                                        Vice-Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     January 14, 2003
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance,
                                        Chief Financial Officer and Director


                             Dated:     January 14, 2003
                                        ---------------------------------

                             By:        /s/  John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice   President/Corporate
                                        Controller and
                                        Chief Accounting Officer