Form 10-Q
period 2002-12-31
DIXON TICONDEROGA CO
filed 2003-02-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on December 31, 2002, was 3,192,832.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                      Page
                                                                      ----
PART  I.      FINANCIAL INFORMATION

Item 1.       Financial Information

              Consolidated Balance Sheets --
              December 31, 2002 and September 30, 2002                  3

              Consolidated Statements of Operations --
              For The Three Months Ended December 31, 2002 and 2001     4


              Consolidated Statements of Comprehensive Loss
              For The Three Months Ended December 31, 2002 and 2001     5

              Consolidated Statements of Cash Flows --
              For The Three Months Ended December 31, 2002 and 2001    6-7
              and 2001

              Notes to Consolidated Financial Statements               8-11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           12-16

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                              17

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                        18-20

              Signatures                                               21

              Certifications                                          22-25

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                 December 31,    September 30,
                                                      2002            2002
                                                -------------    -------------
     ASSETS
     ------

CURRENT ASSETS:
  Cash and cash equivalents                       $  729,138      $ 2,589,493
  Receivables, less allowance for doubtful
  accounts of $1,295,242 in 2002 and
  $1,381,780 in 2001                              19,302,197       29,179,803
  Inventories                                     31,365,878       28,761,337
  Other current assets                             3,213,051        3,914,817
                                                -------------    -------------
   Total current assets                           54,610,264       64,445,450
                                                -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                              10,962,729       10,881,021
  Machinery and equipment                         16,003,885       16,948,612
  Furniture and fixtures                           1,584,405        1,607,449
                                                -------------    -------------
                                                  28,551,019       29,437,082
  Less accumulated depreciation                  (19,032,366)     (19,641,894)
                                                -------------    -------------
                                                   9,518,653        9,795,188
                                                -------------    -------------
OTHER ASSETS                                       7,950,260        7,872,957
                                                -------------    -------------
                                                 $72,079,177      $82,113,595
                                                =============    =============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                  $ 4,749,633      $ 7,463,458
  Current maturities of long-term debt            13,171,420       12,341,735
  Accounts payable                                 7,670,552        8,819,499
  Accrued liabilities                              7,183,479       12,485,494
                                                -------------    -------------
   Total current liabilities                      32,775,084       41,110,186
                                                -------------    -------------
LONG-TERM DEBT                                    15,819,805       16,383,106
                                                -------------    -------------
DEFERRED INCOME TAXES AND OTHER                    1,460,849        1,183,467
                                                -------------    -------------
MINORITY INTEREST                                    557,221          583,841
                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized 100,000
   shares, none issued                                  -                -
  Common stock, par $1, authorized 8,000,000 shares,
    issued 3,710,309 shares in 2002 and 2001       3,710,309        3,710,309
  Capital in excess of par value                   3,593,826        3,593,826
  Retained earnings                               24,175,222       25,107,752
  Accumulated other comprehensive loss            (6,094,509)      (5,640,262)
                                                -------------    -------------
                                                  25,384,848       26,771,625
  Less shareholder loans                            (557,721)        (557,721)
  Less treasury stock, at cost (517,477 shares)   (3,360,909)      (3,360,909)
                                                -------------    -------------
                                                  21,466,218       22,852,995
                                                -------------    -------------
                                                 $72,079,177      $82,113,595
                                                =============    =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                       2002            2001
                                                  -------------   -------------
REVENUES                                           $15,869,790     $17,496,208
                                                  -------------   -------------
COST AND EXPENSES:
  Cost of goods sold                                10,457,256      11,309,007
  Selling and administrative expenses                5,728,236       6,613,447
  Provision for restructuring and related costs         74,550         174,850
  Debt refinancing costs                               624,662            --
                                                  -------------   -------------
                                                    16,884,704      18,097,304
                                                  -------------   -------------
OPERATING LOSS                                      (1,014,914)       (601,096)

OTHER INCOME                                           440,820         252,676

INTEREST EXPENSE                                      (804,227)       (874,501)
                                                  -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX BENEFIT AND MINORITY INTEREST                 (1,378,321)     (1,222,921)

INCOME TAX BENEFIT                                    (436,553)       (453,914)
                                                  -------------   -------------
                                                      (941,768)       (769,007)

MINORITY INTEREST                                       (9,238)          5,604
                                                  -------------   -------------
NET LOSS FROM CONTINUING OPERATIONS                $  (932,530)    $  (774,611)
                                                  =============   =============


LOSS PER COMMON SHARE (BASIC):
  Continuing operations                            $      (.29)    $      (.24)
                                                  =============   =============
LOSS PER COMMON SHARE (DILUTED):
  Continuing operations                            $      (.29)    $      (.24)
                                                  =============   =============
SHARES OUTSTANDING:
  Basic                                              3,192,832       3,177,462
                                                  =============   =============
  Diluted                                            3,192,832       3,177,462
                                                  =============   =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  ---------------------------------------------

                                                   THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                   2002          2001
                                              -------------   ------------

NET LOSS FROM CONTINUING OPERATIONS            $  (932,530)    $ (774,611)

OTHER COMPREHENSIVE INCOME (LOSS):

  Current  period  adjustment  to recognize
   fair value of cash flow hedges                   14,257         71,263

  Foreign currency translation adjustments        (468,504)       658,178
                                              -------------   ------------

COMPREHENSIVE LOSS                             $(1,386,777)    $  (45,170)
                                              =============   ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          2001          2000
                                                     ------------  ------------
Cash flows from operating activities:

Net loss from continuing operations                   $ (932,530)   $ (774,611)

Adjustment to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization                          609,057       587,642
  Deferred taxes                                         433,620        43,272
  Provision for doubtful accounts receivable             117,584       109,935
  Loss (gain) attributable to foreign currency
   exchange                                             (116,114)      (36,929)
  Income (loss) attributable to minority interest         (9,238)        5,604
  Changes in assets [(increase) decrease] and
   liabilities [increase (decrease)]:
   Receivables, net                                    9,580,033     6,303,861
   Inventories                                        (2,834,198)      246,541
   Other current assets                                  878,063      (244,939)
   Accounts payable and accrued liabilities           (6,417,918)   (4,893,783)
   Other assets                                          109,253       (59,744)
                                                     ------------  ------------

Net cash provided by operations                        1,417,612     1,286,849
                                                     ------------  ------------

Cash flows from investing activities:
  Purchases of plant and equipment, net                 (386,483)     (511,381)
                                                     ------------  ------------

Cash flows from financing activities:
  Principal reductions of notes payable               (1,597,469)     (212,595)
  Principal reductions of long-term debt             (15,173,814)     (409,817)
  Proceeds from long-term debt                        14,449,123          --
  Debt refinancing costs                                (549,193)         --
  Other non-current liabilities                          (99,745)       (6,692)
                                                     ------------  ------------
Net cash used in financing activities                 (2,971,098)     (629,104)
                                                     ------------  ------------
Effect of exchange rate changes on cash                   79,614      (118,688)
                                                     ------------  ------------
Net increase (decrease) in cash and cash equivalents  (1,860,355)       27,676

Cash and cash equivalents, beginning of period         2,589,493       844,299
                                                     ============  ============

Cash and cash equivalents, end of period              $  729,138    $  871,975
                                                     ============  ============

Supplemental Disclosures:
  Cash paid during the period:
   Interest                                            $2,483,514    $1,487,510
   Income taxes                                         1,290,899       282,025



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.    Basis of presentation:

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of December 31, 2002, and the results of their operations and cash flows for the three months ended December 31, 2002 and 2001, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

      In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-02, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Product", which codified and reconciled the Task Force's consensuses in EITF 00-14, "Accounting for Certain Sales Incentives", EITF 00-22, "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and ETF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs inured for certain sales incentive programs to resellers and end consumers. The adoption of EITF No. 01-09 had no impact on results of operations. The Consolidated Statement of Operations for the three months ended December 31, 2001 has been reclassified to reflect certain sales incentives as reductions of gross revenue that were previously classified as selling expenses.

      Certain other prior year amounts have been reclassified to conform with the current year classifications.

2.    Inventories:

      Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 2002 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

      Inventories consist of (in thousands):

                                           December 31,    September 30,
                                              2002            2002
                                           ------------   -------------
      Raw materials                           $12,115         $11,014
      Work in process                           2,655           2,718
      Finished goods                           16,596          15,029
                                           ------------   -------------
                                              $31,366         $28,761
                                           ============   =============

3.    RECENT ACCOUNTING PRONOUNCEMENTS:

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

      In  November  2002,  the FASB  issued FASB  Interpretation  No.  (FIN) 45,
      Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The Company has no guarantees of others which require disclosure at this time.

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending FASB Statement No. 123, "Accounting for Stock-based Compensation." This statement provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the statement amends the disclosure requirements of FASB Statement No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Statement No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002.

4.    RESTRUCTURING AND RELATED COSTS:

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

      The restructuring and impairment related charges (principally severances, other employee costs and contractual obligations) and utilization since September 30, 2002 are summarized below (in thousands):



                                      Employee severance
                                      and related costs      Other      Total
                                      ------------------    --------   --------
    Reserve balances at
      September 30, 2002                    $ 1,110          $ 45      $ 1,155

    Quarter Ended December 31, 2002
      restructuring and related charges         --             75           75

    Payments in quarter
      ended December 31, 2002                  (176)          (78)        (254)
                                      ------------------    --------   --------
    Reserve balances at
      December 31, 2002                       $ 934          $ 42        $ 976
                                      ==================    ========   ========

      In  the  prior  year  quarter  ended   December  31,  2001,   the  Company
      additionally provided approximately $175,000 for severances and lease settlement costs.

5.    DEBT FINANCING COSTS:

      In connection with the completion of its debt restructuring on October 3, 2002, the Company expensed approximately $625,000 of deferred financing costs associated with its previous senior debt with a consortium of lenders (which was repaid) and its previous subordinated debt agreements (which were substantially modified).

6.    LINE OF BUSINESS REPORTING:

      Due to the Company's plan to exit the Industrial Group (Note 6), the Company's continuing operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three-month periods ended December 31, 2002 and 2001 (in thousands).

                                                  Operating
                                     Revenues    Profit (Loss)
                                    ------------ -------------
                   2002:
                     United States     $ 9,479    $ (1,059)
                     Canada              1,740         162
                     Mexico              4,344         (88)
                     United Kingdom        286           6
                     China                  21         (36)
                                     ------------ -------------
                                       $15,870    $ (1,015)
                                     ============ =============

                  2001:
                     United States     $10,667     $  (811)
                     Canada              1,822         124
                     Mexico              4,757          65
                     United Kingdom        232          (6)
                     China                  18          27
                                     ------------ -------------
                                       $17,496      $ (601)
                                     ============ =============

      The United States operating loss in each period includes unallocated corporate expenses.

7.    DISCONTINUED OPERATIONS:


      In September 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. In December 2002, the Company entered into an agreement to sell this division to local management. The transaction is expected to close in early 2003. Provision has been made for the expected operating losses of the Industrial Group through the expected disposal date and, accordingly, no results from discontinued operations are reflected in the accompanying consolidated financial statements.

      Assets and liabilities relating to discontinued operations and included in
      the   accompanying   consolidated   balance  sheets  are  as  follows  (in
      thousands):

                                              December 31,  September 30,
                                                 2002           2002
                                            ------------  --------------
      Current assets                            $ 4,005         $ 3,905
      Property, plant and equipment, net            364             386
      Current liabilities                       (1,184)         (1,254)
      Long-term liabilities and other, net        (713)           (813)
                                             ------------  --------------
      Net assets of discontinued operations     $ 2,472         $ 2,224
                                             ============  ==============

Item 2.
-------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS
---------------------


      REVENUES for the quarter ended December 31, 2002, decreased $1,626,000 from the prior year. The changes are detailed below:


                               Increase           % Increase (Decrease)
                              (Decrease)        --------------------------
                            (in thousands)      Total    Volume  Price/Mix
                            --------------      -----    ------  ---------
         U.S. Consumer       $ (1,188)          (11)      (7)      (4)
         Foreign Consumer        (438)           (6)      (7)       1

      U.S. Consumer revenue decreased principally due to a shift in purchasing by major educational wholesalers that deferred shipments to the Company's later fiscal quarters. The decrease in Foreign Consumer revenue was due principally to lower volume in the mass retail channel. In addition, Mexico price increases offset an approximate 10% decrease in the value of the Mexican peso as compared to the U.S. dollar. The effect of this devaluation was approximately $420,000.
      While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales denominated in U.S. dollars.
      OPERATING LOSS increased overall by $414,000 from last year's quarter. However, the current fiscal quarter included $625,000 in debt refinancing costs, expensed in connection with the Company's debt restructuring completed on October 3, 2002. In addition, restructuring and related costs decreased by
$100,000. Excluding these items, operating loss would have been lower by approximately $111,000. This improvement is attributable to increased contribution margins in the U.S. due to the favorable impact of its consolidation and cost reduction programs. Despite the decrease in revenues discussed above, operating income improved due to lower selling and administrative expenses (36.1% of sales as compared with 37.8% in the prior year quarter). Lower variable U.S. marketing costs and commissions, as well as decreased salaries, fringes and distribution costs, contributed to this improvement.
     OTHER INCOME represents import duty rebates received in each period presented. Similar receipts in the future are subject to Federal legislation and the activities of various foreign pencil manufacturers.
     INTEREST   EXPENSE   decreased   $70,000  on  lower  overall   consolidated
borrowings.
     INCOME TAX benefit decreased $17,000 despite a larger pre-tax loss due to the effects of foreign tax rates and lower effective state tax rates.
     MINORITY INTEREST represents approximately 3% of the net results from operations of the Company's Mexico subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company generated approximately $1.4 million in cash flows from operating activities in the first quarter of fiscal 2003. In the prior year period, cash flows from operating activities amounted to $1.3 million. Increased accounts receivable collections were partially offset by higher inventories reflecting safety stocks and increased purchases in Mexico as a result of the Company's continuing consolidation activities. In addition, higher cash flows were used to extinguish certain trade liabilities.
      The Company's fiscal 2003 investing activities included approximately $386,000 in net purchases of property and equipment, compared to $511,000 in the prior year period. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
      On October 3, 2002, the Company completed a financing agreement with a new senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Foothill Capital Corporation has provided a three-year $28 million senior debt facility which replaces the Company's previous senior debt with a consortium of lenders. The new senior debt arrangement provides approximately $5 million in increased working capital liquidity for operations and to make certain subordinated debt payments.
      The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate (4.75% at September 30, 2002), plus 0.75%, or the prevailing LIBOR rate (approximately 1.8% at September 30, 2002), plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its variable rate debt at 8.98% through August 2005.
      These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of December 31, 2002, the Company had approximately $15 million of unused lines of credit available.
      On October 3, 2002, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company is only required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the new senior debt facility and expects to make additional excess payments to its subordinated lenders over the next three years. Additional payments of $500,000 were made prior to December 31, 2002. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $7.5 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal, in addition to warrants for 300,000 common shares with an exercise price of $7.24 per share (expiring in September 2003) now held by them. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the subordinated notes had been 13.5% through June 30, 2002 [12% payable in cash and 1.5% payable-in-kind
(PIK)] plus an additional 2% on past due amounts. At closing, the interest rate on the notes was changed to 12.5% (without PIK) through maturity in October 2005. The new subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the new senior debt agreements.
      In addition, the Company's Mexico subsidiary had approximately $12 million in bank lines of credit ($7 million unused) as of December 31, 2002, expiring at various dates from March 2003 through October 2004, which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexico government securities. The Company is awaiting approval on additional Mexico lines of credit and is presently reviewing other debt proposals for this subsidiary. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
      The Company believes that amounts available from its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through 2005. The Company's Mexico subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring lines of credit.
      The Company has retained Wachovia Securities (formerly First Union Securities) and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value.
      Contractual obligations as of December 31, 2002 are summarized in the table below. Although classified as current maturities in the accompanying consolidated financial statements and due in the current fiscal year below, U.S. senior debt of $11,420 and Mexico notes payable of $4,750 are expected to remain outstanding as revolving lines of credit for working capital purposes through 2005.

                                Payments Due by Period (in thousands)
                     -----------------------------------------------------------
   Contractual                  Current     Fiscal       Fiscal
   Obligations        Total     fiscal      years        years        Thereafter
                                  year      2004-2006    2007-2008
-------------------  ---------  ----------  -----------  -----------  ----------
Long   Term   Debt
  and Notes Payable  $ 33,750    $ 17,927     $ 14,589      $   457      $  777
Operating Leases        9,469       2,245        5,937        1,287         --
                     ---------  ----------  -----------  -----------  ----------
                     $ 43,219    $ 20,172     $ 20,526     $  1,744      $  777
                     =========  ==========  ===========  ===========  ==========

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

      In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.
      In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.
      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The Company has no guarantees of others which require disclosure at this time.
      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending FASB Statement No. 123, "Accounting for Stock-based Compensation." This statement provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the statement amends the disclosure requirements of FASB Statement No. 123 so that entities will have to
(1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Statement No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002.

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

Item 3.
-------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

      As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
      The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 40% of the Company's fiscal 2002 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
      In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of December 31, 2002, approximately 50% of total short and long-term debt is fixed, at rates between 8% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $100,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

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

            (10) k. Fourth Modification of Amended and Restated Revolving Credit Loan and Security Agreement. 8

            (10) l. Second Modification of Amended and Restated Term Loan Agreement. 8

            (10) m.  Amendment No. 2 to Note and Warrant Purchase Agreement. 8

            (10) n. Loan and Security Agreement by and among Dixon Ticonderoga Company and its Subsidiaries and Foothill Capital Corporation.

            (10) o. Dixon Ticonderoga Company Amended and Restated Note and Warrant Purchase Agreement, 12.5% Senior Subordinated Notes, due October 3, 2005.

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



                             DIXON TICONDEROGA COMPANY



                             Dated:     February 14, 2003
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board, Co-Chief Executive
                                        Officer and Director


                             Dated:     February 14, 2003
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance,
                                        Chief Financial Officer and Director


                             Dated:     February 14, 2003
                                        ---------------------------------

                             By:        /s/ John Adornetto
                                        ---------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer

                                 CERTIFICATIONS
                                 --------------

I, Gino N. Pala, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Dixon Ticonderoga Company;

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

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies.

Date:  February 14, 2003

/s/  Gino N. Pala
--------------------------------
Gino N. Pala
Chairman of Board, Co-Chief Executive
Officer and Director

                                 CERTIFICATIONS
                                 --------------

I, Richard F. Joyce, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Dixon Ticonderoga Company;

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

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies.

Date:  February 14, 2003

/s/  Richard F. Joyce
--------------------------------
Richard F. Joyce
Vice Chairman of Board, Co-Chief
Executive Officer, President and Director

                                 CERTIFICATIONS
                                 --------------

I, Richard A. Asta, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Dixon Ticonderoga Company;

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

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies.

Date:  February 14, 2003

/s/  Richard A. Asta
--------------------------------
Richard A. Asta
Executive Vice President of Finance,
Chief Financial Officer and Director

                                 CERTIFICATIONS
                                 --------------

I, John Adornetto, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Dixon Ticonderoga Company;

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

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies.

Date:  February 14, 2003

/s/  John Adornetto
--------------------------------
John Adornetto
Vice President/Corporate Controller
and Chief Accounting Officer

                                                                  Exhibit 99.1
                                                                  ------------

                            CERTIFICATION BY OFFICERS
                            -------------------------



     In connection with the Quarterly Report of Dixon Ticonderoga Company on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof the undersigned certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information  contained in the Quarterly Report fairly present,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


   DIXON TICONDEROGA COMPANY
   -------------------------

                             Dated:    February 14, 2003
                                       -------------------------------

                             By:       /s/  Gino N. Pala
                                       -------------------------------
                                       Gino N. Pala
                                       Chairman of Board, Co-Chief Executive
                                       Officer and Director

                             Dated:    February 14, 2003
                                       -------------------------------

                                       /s/  Richard F. Joyce
                                       --------------------------------
                                       Richard F. Joyce
                                       Vice Chairman of Board, Co-Chief
                                       Executive Officer, President and Director


                             Dated:    February 14, 2003
                                       -------------------------------

                             By:       /s/  Richard A. Asta
                                       -------------------------------
                                       Richard A. Asta
                                       Executive Vice President of Finance,
                                       Chief Financial Officer and Director


                             Dated:    February 14, 2003
                                       ---------------------------------

                             By:       /s/ John Adornetto
                                       ---------------------------------
                                       John Adornetto
                                       Vice President/Corporate Controller and
                                       Chief Accounting Officer

                                                                 Exhibit (10) n.
                                                                 ---------------

                    Loan and Security Agreement by and among
                    ----------------------------------------
               Dixon Ticonderoga Company and its Subsidiaries and
               --------------------------------------------------
                          Foothill Capital Corporation.
                          -----------------------------


                                                                     EXECUTION








                           LOAN AND SECURITY AGREEMENT


                                  by and among


                           DIXON TICONDEROGA COMPANY,

                                  as Borrower,

                             DIXON TICONDEROGA INC.
                              DIXON EUROPE, LIMITED
                            GRUPO DIXON, S.A. DE C.V.
                      DIXON COMERCIALIZADORA, S.A. DE C.V.
                             SERVIDIX, S.A. DE C.V.
                    DIXON TICONDEROGA DE MEXICO, S.A. DE C.V.
                      DIXON INDUSTRIAL MEXICO, S.A. DE C.V.
              BEIJING DIXON TICONDEROGA STATIONERY COMPANY LIMITED
                           TICONDEROGA GRAPHITE INC.,

                                 as Guarantors,
                                       and

                          FOOTHILL CAPITAL CORPORATION,

                                    as Lender



                           Dated as of October 3, 2002

                                TABLE OF CONTENTS
                                -----------------
                                                                       Page
                                                                       ----
1.0   DEFINITIONS AND CONSTRUCTION                                       1
      1.1   Definitions                                                  1
      1.2   Accounting Terms                                            32
      1.3   Code                                                        32
      1.4   Construction                                                32
      1.5   Schedules and Exhibits                                      32

2.    LOAN AND TERMS OF PAYMENT                                         32
      2.1   Revolver Advances                                           32
      2.2   Term Loan A                                                 34
      2.3   Term Loan B                                                 35
      2.4   Borrowing Procedures and Settlements.                       35
      2.5   Payments                                                    35
      2.6   Overadvances                                                37
      2.7   Interest Rates and Letter of Credit Fee:  Rates,
            Payments, and Calculations                                  37
      2.8   Cash Management.                                            39
      2.9   Crediting Payments; Float Charge                            40
      2.10  Designated Account                                          40
      2.11  Maintenance of Loan Account; Statements of Obligations      41
      2.12  Fees                                                        41
      2.13  Letters of Credit                                           41
      2.14  LIBOR Option                                                44
      2.15  Capital Requirements                                        46
      2.16  Mandatory Prepayments                                       47

3.    CONDITIONS; TERM OF AGREEMENT                                     48
      3.1   Conditions Precedent to the Initial Extension of Credit     48
      3.2   Conditions Subsequent to the Initial Extension of Credit    52
      3.3   Conditions Precedent to all Extensions of Credit            53
      3.4   Term                                                        53
      3.5   Effect of Termination                                       53
      3.6   Early Termination by Borrower                               54

4.    CREATION OF SECURITY INTEREST                                     54
      4.1   Grant of Security Interest                                  54
      4.2   Negotiable Collateral                                       55
      4.3   Collection of Accounts, General Intangibles, and
            Negotiable Collateral                                       55
      4.4   Delivery of Additional Documentation Required               55
      4.5   Power of Attorney                                           55
      4.6   Right to Inspect                                            56

      4.7   Control Agreements                                          56

5.    REPRESENTATIONS AND WARRANTIES                                    57
      5.1   No Encumbrances                                             57
      5.2   Eligible Accounts                                           57
      5.3   Eligible Inventory                                          57
      5.4   Equipment                                                   57
      5.5   Location of Inventory and Equipment                         57
      5.6   Inventory Records                                           57
      5.7   Location of Chief Executive Office; FEIN                    57
      5.8   Due Organization and Qualification; Subsidiaries            57
      5.9   Due Authorization; No Conflict                              58
      5.10  Litigation                                                  59
      5.11  No Material Adverse Change                                  59
      5.12  Fraudulent Transfer                                         59
      5.13  Employee Benefits                                           60
      5.14  Environmental Condition                                     61
      5.15  Brokerage Fees                                              61
      5.16  Intellectual Property                                       61
      5.17  Leases                                                      62
      5.18  DDAs                                                        62
      5.19  Complete Disclosure                                         62
      5.20  Tax Returns                                                 62
      5.21  Indebtedness                                                62
      5.22  Inactive Subsidiaries                                       63
      5.23  Leased Equipment.                                           63

6.    AFFIRMATIVE COVENANTS                                             63
      6.1   Accounting System                                           63
      6.2   Collateral Reporting                                        63
      6.3   Financial Statements, Reports, Certificates                 64
      6.4   Guarantor Reports                                           66
      6.5   Return                                                      67
      6.6   Maintenance of Properties                                   67
      6.7   Taxes                                                       67
      6.8   Insurance                                                   67
      6.9   Location of Inventory and Equipment                         68
      6.10  Compliance with Laws                                        68
      6.11  Leases                                                      68
      6.12  Brokerage Commissions                                       68
      6.13  Existence                                                   69
      6.14  Environmental                                               69
      6.15  Disclosure Updates                                          69

      6.16  Compliance with ERISA                                       69
      6.17  License Agreements                                          70

7.    NEGATIVE COVENANTS                                                70
      7.1   Indebtedness                                                70
      7.2   Liens                                                       73
      7.3   Restrictions on Fundamental Changes                         74
      7.4   Disposal of Assets                                          74
      7.5   Change Name                                                 74
      7.6   Guarantee                                                   74
      7.7   Nature of Business                                          74
      7.8   Prepayments and Amendments                                  75
      7.9   Change of Control                                           75
      7.10  Consignments                                                75
      7.11  Distributions                                               75
      7.12  Accounting Methods                                          75
      7.13  Investments                                                 75
      7.14  Transactions with Affiliates                                75
      7.15  Suspension                                                  76
      7.16  Compensation                                                76
      7.17  Use of Proceeds                                             76
      7.18  Change in Location of Chief Executive Office; Inventory
            and Equipment with Bailees                                  76
      7.19  Securities Accounts                                         76
      7.20  Financial Covenants                                         76
      7.21  Consultant                                                  81

8.    EVENTS OF DEFAULT                                                 81

9.    LENDER'S RIGHTS AND REMEDIES                                      83
      9.1   Rights and Remedies                                         83
      9.2   Remedies Cumulative                                         85

10.   TAXES AND EXPENSES                                                86

11.   WAIVERS; INDEMNIFICATION                                          86
      11.1  Demand; Protest                                             86
      11.2  Lender's Liability for Collateral                           86
      11.3  Indemnification                                             86
12.   NOTICES                                                           87

13.   CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER                        88

14.   ASSIGNMENTS AND PARTICIPATIONS; SUCCESSORS                        89
      14.1  Assignments and Participations                              89
      14.2  Successors                                                  91

15.   AMENDMENTS; WAIVERS                                               91
      15.1  Amendments and Waivers                                      91
      15.2  No Waivers; Cumulative Remedies                             91

16.   GENERAL PROVISIONS                                                91
      16.1  Effectiveness                                               91
      16.2  Section Headings                                            91
      16.3  Interpretation                                              91
      16.4  Severability of Provisions                                  92
      16.5  Withholding Taxes                                           92
      16.6  Currency Indemnity                                          92
      16.7  Amendments in Writing                                       93
      16.8  Counterparts; Telefacsimile Execution                       93
      16.9  Revival and Reinstatement of Obligations                    93
      16.10 Integration                                                 93

                           LOAN AND SECURITY AGREEMENT
                           ---------------------------


     THIS LOAN AND SECURITY AGREEMENT (this "Agreement"), is entered into as of October 3, 2002, between FOOTHILL CAPITAL CORPORATION, a California corporation ("Lender"), DIXON TICONDEROGA COMPANY, a Delaware corporation ("Borrower"), DIXON TICONDEROGA INC., an Ontario corporation ("Canadian Guarantor"), DIXON EUROPE, LIMITED, a limited liability company organized under the laws of the United Kingdom ("DEL"), GRUPO DIXON, S.A. DE C.V., a corporation organized under the laws of Mexico ("Grupo"), DIXON COMERCIALIZADORA, S.A. DE C.V., a corporation organized under the laws of Mexico ("CD"), SERVIDIX, S.A. DE C.V., a corporation organized under the laws of Mexico ("Servidix"), DIXON TICONDEROGA DE MEXICO, S.A. DE C.V., a corporation organized under the laws of Mexico ("DTM"), DIXON INDUSTRIAL MEXICO, S.A. DE C.V.a corporation organized under the laws of Mexico ("DIM") , BEIJING DIXON TICONDEROGA STATIONERY COMPANY LIMITED, a limited liability company organized under the laws of China ("DT-China")and TICONDEROGA GRAPHITE INC., a New York corporation ("Graphite") (each of Canadian Guarantor, DEL, Grupo, Servidix, CD, DTM, DIM, DT-China and Graphite being individually a "Guarantor" and collectively, "Guarantors"). The parties agree as follows:

1. DEFINITIONS AND CONSTRUCTION.
--------------------------------

     1.1 Definitions. As used in this Agreement, the following terms shall have the following definitions:

          "Account Debtor" means any Person who is or who may become obligated under, with respect to, or on account of, an Account, chattel paper, or a General Intangible.

          "Accounts" means all of Borrower's and Canadian Guarantor's now owned or hereafter acquired right, title, and interest with respect to "accounts" (as that term is defined in the Code), and any and all supporting obligations in respect thereof.

          "ACH Transactions" means any cash management or related services (including the Automated Clearing House processing of electronic funds transfers through the direct Federal Reserve Fedline system) provided by Wells Fargo or its Affiliates for the account of Borrower or its Subsidiaries.

          "Additional Documents" has the meaning set forth in Section 4.4.

          "Adjusted Letter of Credit Usage" means, as of the date of determination, the sum of (a) the amount equal to (1) 100% minus the advance rate applicable to Eligible Inventory times (2) the undrawn amount of outstanding Qualified Import Letters of Credit issued for the purpose of purchasing such Eligible Inventory, plus (b) 100% of the undrawn amount of all other outstanding Letters of Credit, plus (c) 100% of the amount of outstanding time drafts accepted by an Underlying Issuer as a result of drawings under Underlying Letters of Credit.

          "Advances" has the meaning set forth in Section 2.1.

          "Affiliate" means, as applied to any Person, any other Person who, directly or indirectly, controls, is controlled by, or is under common control with, such Person. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct the management and policies of a Person, whether through the ownership of Stock, by contract, or otherwise; provided, however, that, for purposes of the definitions of Eligible Accounts and Eligible Special Program Accounts and Section 7.14 hereof: (a) any Person which owns directly or indirectly 10% or more of the securities having ordinary voting power for the election of directors or other members of the governing body of a Person or 10% or more of the partnership or other ownership interests of a Person (other than as a limited partner of such Person) shall be deemed to control such Person, (b) each director (or comparable manager) of a Person shall be deemed to be an Affiliate of such Person, and (c) each partnership or joint venture in which a Person is a partner or joint venturer shall be deemed to be an Affiliate of such Person.

          "Agreement" has the meaning set forth in the preamble hereto.

          "Applicable Prepayment Premium" means, as of any date of determination, an amount equal to (a) during the period of time from and after the date of the execution and delivery of this Agreement up to the date that is the first anniversary of the Closing Date, 3% of the sum of (i) the Maximum Revolver Amount, plus (ii) the outstanding principal balance of the Term Loans on the date immediately prior to the date of determination, (b) during the period of time from and including the date that is the first anniversary of the Closing Date up to the date that is the second anniversary of the Closing Date, 2% of the sum of (i) the Maximum Revolver Amount, plus (ii) the outstanding principal balance of the Term Loans on the date immediately prior to the date of determination, and (c) during the period of time from and including the date that is the second anniversary of the Closing Date up to the Maturity Date, 1% of the sum of (i) the Maximum Revolver Amount, plus (ii) the outstanding principal balance of the Term Loans on the date immediately prior to the date of determination.

          "Assignee" has the meaning set forth in Section 14.1(a).

          "Authorized Person" means any officer or other employee of Borrower.

          "Availability" means, as of any date of determination, if such date is a Business Day, and determined at the close of business on the immediately preceding Business Day, if such date of determination is not a Business Day, the amount that Borrower is entitled to borrow as Advances under Section 2.1 (after giving effect to all then outstanding Obligations (other than Bank Products Obligations) and all sublimits and reserves applicable hereunder).

          "Bank Product Agreements" means those certain cash management service agreements entered into from time to time by Borrower or its Subsidiaries in connection with any of the Bank Products.

          "Bank  Product   Obligations"  means  all  obligations,   liabilities,
contingent reimbursement obligations, fees, and expenses owing by Borrower or its Subsidiaries to Wells Fargo or its Affiliates pursuant to or evidenced by the Bank Product Agreements and irrespective of whether for the payment of money, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, and including all such amounts that Borrower is obligated to reimburse to Lender as a result of Lender purchasing participations or executing indemnities or reimbursement obligations with respect to the Bank Products provided to Borrower or its Subsidiaries pursuant to the Bank Product Agreements.

          "Bank Products" means any service or facility extended to Borrower or its Subsidiaries by Wells Fargo or any Affiliate of Wells Fargo including: (a) credit cards, (b) credit card processing services, (c) debit cards, (d) purchase cards, (e) ACH Transactions, (f) cash management, including controlled disbursement, accounts or services, or (g) Hedge Agreements.

          "Bank Product Reserves" means, as of any date of determination, the amount of reserves that Lender has established (based upon Wells Fargo's or its Affiliate's reasonable determination of the credit exposure in respect of then extant Bank Products) for Bank Products then provided or outstanding.

          "Bankruptcy Code" means the United States Bankruptcy Code, as in effect from time to time.

          "Base LIBOR Rate" means the rate per annum, determined by Lender in accordance with its customary procedures, and utilizing such electronic or other quotation sources as it considers appropriate (rounded upwards, if necessary, to the next 1/16%), on the basis of the rates at which Dollar deposits are offered to major banks in the London interbank market on or about 2:00 p.m. (Atlanta, Georgia time) 2 Business Days prior to the commencement of the applicable Interest Period, for a term and in amounts comparable to the Interest Period and amount of the LIBOR Rate Loan requested by Borrower in accordance with this Agreement, which determination shall be conclusive in the absence of manifest error.

          "Base Rate" means, the rate of interest announced within Wells Fargo at its principal office in San Francisco as its "prime rate", with the understanding that the "prime rate" is one of Wells Fargo's base rates (not necessarily the lowest of such rates) and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto and is evidenced by the recording thereof after its announcement in such internal publication or publications as Wells Fargo may designate.

          "Base Rate Loan" means each portion of an Advance or the Term Loans that bears interest at a rate determined by reference to the Base Rate.

          "Base Rate Margin" means three-quarters of one (.75%) percentage point.

          "Base Rate Term Loan Margin" means one and one-half (1.50%) percentage points.

          "Benefit Plan" means a "defined benefit plan" (as defined in Section 3(35) of ERISA) for which Borrower or any Subsidiary or ERISA Affiliate of Borrower has been an "employer" (as defined in Section 3(5) of ERISA) within the past six years.

          "Board of Directors" means the board of directors (or comparable managers) of Borrower or any Guarantor or any committee thereof duly authorized to act on behalf of the board.

          "Books" means Borrower's and its Subsidiaries' now owned or hereafter acquired books and records (including all of their Records indicating, summarizing, or evidencing its assets (including the Collateral) or liabilities, all of Borrower's or its Subsidiaries' Records relating to their business operations or financial condition, and all of their goods or General Intangibles related to such information).

          "Borrower" has the meaning set forth in the preamble to this Agreement.

          "Borrowing" means a borrowing hereunder of an Advance.

          "Borrowing Base" has the meaning set forth in Section 2.1.

          "Borrowing Base Certificate" means a certificate in the form of Exhibit B-1.

          "Business Day" means any day that is not a Saturday, Sunday, or other day on which national banks are authorized or required to close, except that, if a determination of a Business Day shall relate to a LIBOR Rate Loan, the term "Business Day" also shall exclude any day on which banks are closed for dealings in Dollar deposits in the London interbank market.

          "Canadian   Guarantor"  means  Dixon   Ticonderoga  Inc.,  an  Ontario
corporation and its successors and assigns.

          "Canadian Pension Plan" shall mean any plan, program or arrangement that is a pension plan for the purposes of any applicable pension benefits legislation or any tax laws of Canada or a Province thereof, whether or not registered under any such laws, which is maintained or contributed to by, or to which there is an obligation to contribute by, Canadian Guarantor or Borrower in respect of any Person's employment in Canada with Borrower or Canadian Guarantor which, for greater certainty, does not include the Canada Pension Plan or any other plan maintained by the Government of Canada or by a government of any Province of Canada.

          "Capital Lease" means a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

          "Capitalized Lease Obligation" means any Indebtedness represented by obligations under a Capital Lease.

          "Cash Equivalents" means (a) marketable direct obligations issued or unconditionally guaranteed by the United States or issued by any agency thereof and backed by the full faith and credit of the United States or in the case of the Canadian Guarantor, Canada or any instrumentality thereof, in each case maturing within 1 year from the date of acquisition thereof, (b) marketable direct obligations issued by any state of the United States or any political subdivision of any such state or any public instrumentality thereof maturing within 1 year from the date of acquisition thereof and, at the time of acquisition, having the highest rating obtainable from either S&P or Moody's,
(c) commercial paper maturing no more than 270 days from the date of acquisition thereof and, at the time of acquisition, having a rating of A-1 or P-1, or better, from S&P or Moody's, and (d) certificates of deposit or bankers' acceptances maturing within 1 year from the date of acquisition thereof either
(i) issued by any bank organized under the laws of the United States or any state thereof which bank has a rating of A or A2, or better, from S&P or Moody's or in the case of Canadian Guarantor, a bank organized under the laws of Canada having combined capital and surplus and undivided profits of not less than the US Dollar Equivalent of $250,000,000, or (ii) certificates of deposit less than or equal to $100,000 in the aggregate issued by any other bank insured by the Federal Deposit Insurance Corporation.

          "Cash Management Bank" has the meaning set forth in Section 2.8(a).

          "Cash Management Account" has the meaning set forth in Section
2.8(a).

          "Cash Management Agreements" means those certain cash management service agreements, in form and substance satisfactory to Lender, each of which is among Borrower or Canadian Guarantor, as the case may be, Lender, and one of the Cash Management Banks.

          "Change of Control" means (a) any "person" or "group" (within the meaning of Sections 13(d) and 14(d) of the Exchange Act), other than Permitted Holders, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 10% or more, of the Stock of Borrower having the right to vote for the election of members of the Board of Directors, or (b) a majority of the members of the Board of Directors do not constitute Continuing Directors, or (c) Borrower ceases to directly own and control 100% of the outstanding Stock of each of its Subsidiaries (except for Grupo, in which case it shall be deemed a "Change of Control" if Borrower and Canadian Guarantor, collectively, cease to directly own and control at least 97% of the Stock of such Subsidiary) extant as of the Closing Date.

          "Closing Date" means the date of the making of the initial Advance (or other extension of credit) hereunder or the date on which Lender sends Borrower a written notice that each of the conditions precedent set forth in Section 3.1 either have been satisfied or have been waived.

          "Closing Date Business Plan" means the set of Projections of Borrower and its Subsidiaries, on a consolidated and consolidating basis, for the 3 year period following the Closing Date (on a year by year basis, and for the 1 year period following the Closing Date, on a month by month basis), in form and substance (including as to scope and underlying assumptions) satisfactory to Lender.

          "Code" means the New York Uniform Commercial Code, as in effect from time to time.

          "Collateral" means all of Borrower's and Canadian Guarantor's now owned or hereafter acquired right, title, and interest in and to each of the following:

          (a) Accounts,

          (b) Books,

          (c) Equipment,

          (d) General Intangibles,

          (e) Inventory,

          (f) Investment Property (provided, that, Investment Property shall not include Treasury Stock of Borrower reserved to satisfy outstanding warrant requirements),

          (g) Negotiable Collateral,

          (h) Real Property Collateral,

          (i) money or other assets of Borrower that now or hereafter come into the possession, custody, or control of Lender, and

          (j) the proceeds and products, whether tangible or intangible, of any of the foregoing, including proceeds of insurance covering any or all of the foregoing, and any and all Accounts, Books, Equipment, General Intangibles, Inventory, Investment Property, Negotiable Collateral, Real Property Collateral, money, deposit accounts, or other tangible or intangible property resulting from the sale, exchange, collection, or other disposition of any of the foregoing, or any portion thereof or interest therein, and the proceeds thereof; except for the last day of the term of any lease or agreement to which Canadian Guarantor is a party therefor but upon enforcement of the security interest Canadian Guarantor shall stand possessed of such last day in trust to assign the same to any person acquiring the term of the lease or agreement therefor

          "Collateral Access Agreement" means a landlord waiver, bailee letter, or acknowledgment agreement of any lessor, warehouseman, processor, consignee, or other Person in possession of, having a Lien upon, or having rights or interests in the Equipment or Inventory, in each case, in form and substance satisfactory to Lender.

          "Collections" means all cash, checks, notes, instruments, and other items of payment (including insurance proceeds, proceeds of cash sales, rental proceeds, and tax refunds) of Borrower and Canadian Guarantor.

          "Compliance Certificate" means a certificate substantially in the form of Exhibit C-1 delivered by the chief financial officer of Borrower to Lender.

          "Consolidated EBITDA" means, with respect to any fiscal period, Borrower's and its Subsidiaries consolidated net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization plus non-recurring non-cash losses for such period, as determined in accordance with GAAP.

          "Continuing Director" means (a) any member of the Board of Directors who was a director (or comparable manager) of Borrower on the Closing Date, and
(b) any individual who becomes a member of the Board of Directors after the Closing Date if such individual was appointed or nominated for election to the Board of Directors by a majority of the Continuing Directors, but excluding any such individual originally proposed for election in opposition to the Board of Directors in office at the Closing Date in an actual or threatened election contest relating to the election of the directors (or comparable managers) of Borrower (as such terms are used in Rule 14a-11 under the Exchange Act) and whose initial assumption of office resulted from such contest or the settlement thereof.

          "Control Agreement" means a control agreement, in form and substance satisfactory to Lender, executed and delivered by Borrower or Canadian
Guarantor, as the case may be, Lender, and the applicable securities intermediary with respect to a Securities Account or bank with respect to a deposit account.

          "Copyright Security Agreement" means a copyright security agreement executed and delivered by Borrower and Lender, the form and substance of which is satisfactory to Lender.

          "Daily Balance" means, with respect to each day during the term of this Agreement, the amount of an Obligation owed at the end of such day.

          "DDA" means any checking or other demand deposit account maintained by Borrower.

          "Deer Lake Note and Mortgage" means collectively, (a) the Promissory Note, dated May 15, 2001, in the principal amount of $1,640,000 made by SMT Holdings, LLC in favor of Borrower, (b) the Mortgage, dated May 15, 2001 by and between SMT Holdings, LLC in favor of Borrower covering real property located in West Brunswick, Township, Pennsylvania, (c) the Guaranty made by Anex Warehouse and Distribution Company, Inc. of the obligations of SMT Holdings, LLC arising under the Promissory Note referred to in clause (a) hereof, and (d) all documents and instruments and other agreements delivered in connection with the foregoing, as the same may be modified, amended, restated or otherwise supplemented from time to time.

          "Default" means an event, condition, or default that, with the giving of notice, the passage of time, or both, would be an Event of Default.

          "Designated Account" means that certain DDA of Borrower identified on Schedule D-1.

          "Designated Account Bank" means First Union National Bank, whose office is located at Charlotte, North Carolina, and whose ABA number is 063107513.

          "Dilution" means, as of any date of determination, a percentage, based upon the experience of the immediately prior 365 days, that is the result of dividing the Dollar (or the US Dollar Equivalent, as the case may be) amount of
(a) bad debt write-downs, discounts, advertising allowances, credits, or other dilutive items with respect to the Accounts during such period, including, without limitation, the co-op advertising and volume rebates, by (b) Borrower's and Canadian Guarantor's gross billings with respect to Accounts during such period.

          "Dilution Reserve" means, as of any date of determination, an amount sufficient to reduce the advance rate against Eligible Accounts and Eligible Special Program Accounts, as the case may be, by one percentage point for each percentage point by which Dilution is in excess of 5%.

          "Disbursement Letter" means an instructional letter executed and delivered by Borrower to Lender regarding the extensions of credit to be made on the Closing Date, the form and substance of which is satisfactory to Lender.

          "Dollars" or "$" means United States dollars.

          "Due Diligence Letter" means the due diligence letter sent by Lender's counsel to Borrower, together with Borrower's completed responses to the inquiries set forth therein, the form and substance of such responses to be satisfactory to Lender.

          "Eligible Accounts" means those Accounts created by Borrower or Canadian Guarantor in the ordinary course of their respective businesses, that arise out of Borrower's or Canadian Guarantor's, as the case may be, sale of goods or rendition of services, that comply with each of the representations and warranties respecting Eligible Accounts made by Borrower and Canadian Guarantor in the Loan Documents, and that are not excluded as ineligible by virtue of one or more of the criteria set forth below; provided, however, that such criteria may be fixed and revised from time to time by Lender in Lender's Permitted Discretion to address the results of any audit performed by Lender from time to time after the Closing Date. In determining the amount to be included, Eligible Accounts shall be calculated net of Borrower's or Canadian Guarantor's, as the case may be, credit insurance deductible, customer deposits and unapplied cash remitted to Borrower and Canadian Guarantor. Eligible Accounts shall not include the following:

          (a) Accounts that the Account Debtor has failed to pay within the earlier of 60 days past due or 120 days after the original invoice,

          (b) Accounts owed by an Account Debtor (or its Affiliates) where 50% or more of all Accounts owed by that Account Debtor (or its Affiliates) are deemed ineligible under clause (a) above,

          (c) Accounts with respect to which the Account Debtor is an employee, Affiliate, or agent of Borrower or any Guarantor,

          (d) Accounts arising in a transaction wherein goods are placed on consignment or are sold pursuant to a guaranteed sale, a sale or return, a sale on approval, a bill and hold, or any other terms by reason of which the payment by the Account Debtor may be conditional,

          (e) Accounts that are not payable in Dollars or in the case of Canadian Guarantor, Canadian Dollars or Dollars,

          (f) Accounts with respect to which the Account Debtor either (i) does not maintain its chief executive office in the United States or Canada (provided, that, at any time promptly upon Lender's request, Borrower or Canadian Guarantor, as the case may be, shall execute and deliver, or cause to be executed and delivered, such other agreements, documents and instruments as may be required by Lender to perfect the security interests of Lender in those Accounts of an Account Debtor with its chief executive office or principal place of business in Canada in accordance with the applicable Federal laws of Canada or any Province thereof in which such chief executive office or principal place of business is located and take or cause to be taken such other and further actions as Lender may request to enable Lender as secured party with respect thereto to collect such Accounts under the applicable Federal laws of Canada or any Province thereof) or (ii) is not organized under the laws of the United States or any state thereof or Canada or any province thereof, or (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof, unless (y) the Account is supported by an irrevocable letter of credit satisfactory to Lender (as to form, substance, and issuer or domestic confirming bank) that has been delivered to Lender and is directly drawable by Lender, or (z) the Account is covered by credit insurance in form, substance, and amount, and by an insurer, satisfactory to Lender,

          (g) Accounts with respect to which the Account Debtor is either (i) the United States or any department, agency, or instrumentality of the United States (exclusive, however, of Accounts with respect to which Borrower or Canadian Guarantor, as the case may be, has complied, to the reasonable satisfaction of Lender, with the Assignment of Claims Act, 31 USC ss. 3727), or
(ii) any state of the United States (exclusive, however, of Accounts owed by any state that does not have a statutory counterpart to the Assignment of Claims
Act) or (iii) Canada, any Province, political subdivision, department, agency or instrumentality thereof, unless the account debtor is Her Majesty in right of Canada or any Provincial or local Governmental Authority, or any ministry, upon Lender's request, the Financial Administration Act, R.S.C. 185, C.F-11, as amended or any similar applicable Provincial or local law, regulation or requirement, if applicable has been complied with in a manner reasonably satisfactory to Lender,

          (h) Accounts with respect to which the Account Debtor is a creditor of Borrower or Canadian Guarantor, as the case may be, has or has asserted a right of setoff, has disputed its liability, or has made any claim with respect to its obligation to pay the Account, to the extent of such claim, right of setoff, or dispute,

          (i) Accounts with respect to an Account Debtor whose total obligations (including obligations owing in respect of Special Program Accounts) owing to Borrower or Canadian Guarantor, in the aggregate, exceed 10% (such percentage as applied to a particular Account Debtor, provided, that, such percentage shall be fifteen (15%) percent in the case where either Staples, Inc. or School Specialty, Inc. is the Account Debtor, in any case, being subject to reduction by Lender in its Permitted Discretion if the creditworthiness of such Account Debtor deteriorates) of all Eligible Accounts and Eligible Special Program Accounts, to the extent of the obligations owing by such Account Debtor in excess of such percentage,

          (j) Accounts with respect to which the Account Debtor is subject to an Insolvency Proceeding, is not Solvent, has gone out of business, or as to which Borrower or Canadian Guarantor, as the case may be, has received notice of an imminent Insolvency Proceeding or a material impairment of the financial condition of such Account Debtor,

          (k) Accounts with respect to which the Account Debtor is located in the states of New Jersey, Minnesota, or West Virginia (or any other state that requires a creditor to file a business activity report or similar document in order to bring suit or otherwise enforce its remedies against such Account Debtor in the courts or through any judicial process of such state), unless Borrower or Canadian Guarantor, as the case may be, has qualified to do business in New Jersey, Minnesota, West Virginia, or such other states, or has filed a business activities report with the applicable division of taxation, the department of revenue, or with such other state offices, as appropriate, for the then-current year, or is exempt from such filing requirement,

          (l) Accounts, the collection of which, Lender, in its Permitted Discretion, believes to be doubtful by reason of the Account Debtor's financial condition,

          (m) Accounts that are not subject to a valid and perfected first priority Lender's Lien,

          (n) Accounts which are Special Program Accounts,

          (o) Accounts with respect to which (i) the goods giving rise to such Account have not been shipped and billed to the Account Debtor, or (ii) the services giving rise to such Account have not been performed and billed to the Account Debtor, or

          (p) Accounts that represent the right to receive progress payments or other advance billings that are due prior to the completion of performance by Borrower or Canadian Guarantor, as the case may be, of the subject contract for goods or services.

          "Eligible In-Transit Inventory" means those items of Inventory that do not qualify as Eligible Landed Inventory solely because they are not in a location set forth on Schedule E-1 or in transit among such locations, but as to which (a) the Inventory was the subject of a Qualified Import Letter of Credit,

(b) such Inventory currently is in transit (whether by vessel, air, or land) from a location outside of the continental United States to a location set forth on Schedule E-1 that is the subject of a Collateral Access Agreement, (c) title to such Inventory has passed to Borrower or Canadian Guarantor, as the case may be, (d) such Inventory is insured against types of loss, damage, hazards, and risks, and in amounts, satisfactory to Lender in its Permitted Discretion, (e) such Inventory either (1) is the subject of a negotiable bill of lading (x) that is consigned to Lender (either directly or by means of endorsements), (y) that was issued by the carrier respecting the subject Inventory, and (z) that either is (I) in the possession of Lender or a customs broker, or (II) the subject of a telefacsimile copy that Lender has received from the Underlying Issuer which issued the Underlying Letter of Credit and as to which Lender also has received a confirmation from such Underlying Issuer that such document is in-transit by air-courier to Lender or a customs broker, or (2) is the subject of a negotiable cargo receipt and is not the subject of a bill of lading (other than a negotiable bill of lading consigned to, and in the possession of, a consolidator or Lender, or their respective agents) and such negotiable cargo receipt is (x) consigned to Lender (either directly or by means of endorsements), (y) that was issued by a consolidator respecting the subject Inventory, (z) that either is
(I) in the possession of Lender or a customs broker, or (II) the subject of a telefacsimile copy that Lender has received from the Underlying Issuer which issued the Underlying Letter of Credit and as to which Lender also has received a confirmation from such Underlying Issuer that such document is in-transit by air-courier to Lender or a customs broker, (f) Borrower or Canadian Guarantor, as the case may be, has provided a certificate to Lender that certifies that, to the best knowledge of Borrower, or Canadian Guarantor, as the case may be, such Inventory meets all of Borrower's or Canadian Guarantor, as the case may be, representations and warranties contained in the Loan Documents concerning Eligible Inventory, that it knows of no reason why such Inventory would not be accepted by Borrower or Canadian Guarantor, as the case may be, when it arrives, and that the shipment as evidenced by the documents conforms to the related order documents, and (g) the Underlying Letter of Credit has been drawn upon in full and the Underlying Issuer has honored such drawing and Lender has honored its obligations to the Underlying Issuer under the applicable Qualified Import Letter of Credit.

          "Eligible Inventory" means Eligible Landed Inventory.

          "Eligible Landed Inventory" means Inventory of Borrower and Canadian Guarantor consisting of raw materials and first quality finished goods held for sale in the ordinary course of Borrower's or Canadian Guarantor's, as the case may be, business located at one of Borrower's or Canadian Guarantor's, as the case may be, business locations set forth on Schedule E-1 (or in-transit between any such locations), that complies with each of the representations and warranties respecting Eligible Inventory made by Borrower or Canadian Guarantor's, as the case may be, in the Loan Documents, and that is not excluded as ineligible by virtue of the one or more of the criteria set forth below; provided, however, that such criteria may be fixed and revised from time to time by Lender in Lender's Permitted Discretion to address the results of any audit or appraisal performed by Lender from time to time after the Closing Date. In determining the amount to be so included, Inventory shall be valued at the lower of cost or market on a basis consistent with Borrower's or Canadian Guarantor's, as the case may be, historical accounting practices. An item of Inventory shall not be included in Eligible Inventory if:

          (a) Borrower or Canadian Guarantor, as the case may be, does not have good, valid, and marketable title thereto,

          (b) it is not located at one of the locations in the United States or Canada set forth on Schedule E-1 or in transit from one such location to another such location,

          (c) it is located on real property leased by Borrower or Canadian Guarantor in a contract warehouse, in each case, unless it is subject to a Collateral Access Agreement executed by the lessor, warehouseman, or other third party, as the case may be, and unless it is segregated or otherwise separately identifiable from goods of others, if any, stored on the premises,

          (d) it is not subject to a valid and perfected first priority Lender's Lien,

          (e) it consists of goods returned or rejected by Borrower's or Canadian Guarantor's customers, or

          (f) it consists of goods that are, restrictive or custom items (provided, that, restrictive or custom items does not include private label goods), work-in-process, or goods that constitute spare parts, packaging and shipping materials, supplies used or consumed in Borrower's or Canadian Guarantor's business, bill and hold goods, defective goods, "seconds," or Inventory acquired on consignment.

          "Eligible Special Program Accounts" means those Special Program Accounts created by Borrower or Canadian Guarantor in the ordinary course of their respective businesses, that arise out of Borrower's or Canadian Guarantor's, as the case may be, sale of goods or rendition of services, that comply with each of the representations and warranties respecting Eligible Special Program Accounts made by Borrower and Canadian Guarantor in the Loan Documents, and that are not excluded as ineligible by virtue of one or more of the criteria set forth below; provided, however, that such criteria may be fixed and revised from time to time by Lender in Lender's Permitted Discretion to address the results of any audit performed by Lender from time to time after the Closing Date. In determining the amount to be included, Eligible Special Program Accounts shall be calculated net of Borrower's or Canadian Guarantor's, as the case may be, credit insurance deductible, customer deposits and unapplied cash remitted to Borrower and Canadian Guarantor. Eligible Special Program Accounts shall not include the following Special Program Accounts:

          (a) Special Program Accounts that the Account Debtor has failed to pay within the earlier of ten (10) days after the original due date for such Special Program Accounts or three hundred fifteen (315) days after the date of the original invoice,

          (b) Special Program Accounts owed by an Account Debtor (or its Affiliates) where 50% or more of all Special Program Accounts owed by that Account Debtor (or its Affiliates) are deemed ineligible under clause (a) above,

          (c) Special Program Accounts with respect to which the Account Debtor is an employee, Affiliate, or agent of Borrower or any Guarantor,

          (d) Special Program Accounts arising in a transaction wherein goods are placed on consignment or are sold pursuant to a guaranteed sale, a sale or return, a sale on approval, a bill and hold, or any other terms by reason of which the payment by the Account Debtor may be conditional,

          (e) Special Program Accounts that are not payable in Dollars or in the case of Canadian Guarantor, Canadian Dollars or Dollars,

          (f) Special Program Accounts with respect to which the Account Debtor either (i) does not maintain its chief executive office in the United States or Canada (provided, that, at any time promptly upon Lender's request, Borrower or Canadian Guarantor, as the case may be, shall execute and deliver, or cause to be executed and delivered, such other agreements, documents and instruments as may be required by Lender to perfect the security interests of Lender in those Special Program Accounts of an Account Debtor with its chief executive office or principal place of business in Canada in accordance with the applicable Federal laws of Canada or any Province thereof in which such chief executive office or principal place of business is located and take or cause to be taken such other and further actions as Lender may request to enable Lender as secured party with respect thereto to collect such Special Program Accounts under the applicable Federal laws of Canada or any Province thereof) or (ii) is not organized under the laws of the United States or any state thereof or Canada or any province thereof, or (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality, or other political subdivision thereof, or of any department, agency, public corporation, or other instrumentality thereof, unless (y) the Account is supported by an irrevocable letter of credit satisfactory to Lender (as to form, substance, and issuer or domestic confirming bank) that has been delivered to Lender and is directly drawable by Lender, or
(z) the Account is covered by credit insurance in form, substance, and amount, and by an insurer, satisfactory to Lender,

          (g) Special Program Accounts with respect to which the Account Debtor is either (i) the United States or any department, agency, or instrumentality of the United States (exclusive, however, of Special Program Accounts with respect to which Borrower or Canadian Guarantor, as the case may be, has complied, to the reasonable satisfaction of Lender, with the Assignment of Claims Act, 31 USC ss. 3727), or (ii) any state of the United States (exclusive, however, of Special Program Accounts owed by any state that does not have a statutory counterpart to the Assignment of Claims Act), or (iii) Canada, any Province, political subdivision, department, agency or instrumentality thereof, unless the account debtor is Her Majesty in right of Canada or any Provincial or local Governmental Authority, or any ministry, upon Lender's request, the Financial Administration Act, R.S.C. 185, C.F-11, as amended or any similar applicable Provincial or local law, regulation or requirement, if applicable has been complied with in a manner reasonably satisfactory to Lender,

          (h) Special Program Accounts with respect to which the Account Debtor is a creditor of Borrower or Canadian Guarantor, as the case may be, has or has asserted a right of setoff, has disputed its liability, or has made any claim with respect to its obligation to pay the Account, to the extent of such claim, right of setoff, or dispute,

          (i) Special Program Accounts with respect to an Account Debtor whose total obligations (including Eligible Accounts) owing to Borrower or Canadian Guarantor, in the aggregate, exceed 10% (such percentage as applied to a particular Account Debtor, provided, that, such percentage shall be fifteen (15%) percent in the case where either Staples, Inc. or School Specialty, Inc. is the Account Debtor, in any case, being subject to reduction by Lender in its Permitted Discretion if the creditworthiness of such Account Debtor deteriorates) of all Eligible Special Program Accounts and Eligible Accounts, to the extent of the obligations owing by such Account Debtor in excess of such percentage,

          (j) Special Program Accounts with respect to which the Account Debtor is subject to an Insolvency Proceeding, is not Solvent, has gone out of business, or as to which Borrower or Canadian Guarantor, as the case may be, has received notice of an imminent Insolvency Proceeding or a material impairment of the financial condition of such Account Debtor,

          (k) Special Program Accounts with respect to which the Account Debtor is located in the states of New Jersey, Minnesota, or West Virginia (or any other state that requires a creditor to file a business activity report or similar document in order to bring suit or otherwise enforce its remedies against such Account Debtor in the courts or through any judicial process of such state), unless Borrower or Canadian Guarantor, as the case may be, has qualified to do business in New Jersey, Minnesota, West Virginia, or such other states, or has filed a business activities report with the applicable division of taxation, the department of revenue, or with such other state offices, as appropriate, for the then-current year, or is exempt from such filing requirement,

          (l) Special Program Accounts, the collection of which, Lender, in its Permitted Discretion, believes to be doubtful by reason of the Account Debtor's financial condition,

          (m) Special Program Accounts that are not subject to a valid and perfected first priority Lender's Lien,

          (n) Special Program Accounts with respect to which (i) the goods giving rise to such Account have not been shipped and billed to the Account Debtor, or (ii) the services giving rise to such Account have not been performed and billed to the Account Debtor, or

          (o) Special Program Accounts owed by an Account Debtor (or its Affiliates) to the extent the aggregate US Dollar (or US Dollar Equivalent) of such Special Program Accounts of such Account Debtor otherwise eligible times fifty (50%) percent exceeds the US Dollar Equivalent of $750,000 (provided, that, if the Account Debtor is School Specialty, Inc., the US Dollar (or US Dollar Equivalent) limit shall be $1,000,000), or

          (p) Special Program Accounts that represent the right to receive progress payments or other advance billings that are due prior to the completion of performance by Borrower or Canadian Guarantor, as the case may be, of the subject contract for goods or services.

          "Environmental Actions" means any complaint, summons, citation, notice, directive, order, claim, litigation, investigation, judicial or administrative proceeding, judgment, letter, or other communication from any

Governmental Authority, or any third party involving violations of Environmental Laws or releases of Hazardous Materials from (a) any assets, properties, or businesses of Borrower or Guarantor or any predecessor in interest, (b) from adjoining properties or businesses, or (c) from or onto any facilities which received Hazardous Materials generated by Borrower, any Guarantor or any predecessor in interest.

          "Environmental Law" means any applicable federal, state, provincial, foreign or local statute, law, rule, regulation, ordinance, code, binding and enforceable guideline, binding and enforceable written policy, or rule of common law now or hereafter in effect and in each case as amended, or any judicial or administrative interpretation thereof, including any judicial or administrative order, consent decree or judgment, to the extent binding on Borrower or any Subsidiary, relating to the environment, employee health and safety, or Hazardous Materials, including CERCLA; RCRA; the Federal Water Pollution Control Act, 33 USCss.1251 et seq; the Toxic Substances Control Act, 15 USC,ss. 2601 et seq; the Clean Air Act, 42 USCss.7401 et seq.; the Safe Drinking Water Act, 42 USC.ss.3803 et seq.; the Oil Pollution Act of 1990, 33 USC.ss. 2701 et seq.; the Emergency Planning and the Community Right-to-Know Act of 1986, 42 USC.ss. 11001 et seq.; the Hazardous Material Transportation Act, 49 USCss. 1801 et seq.; the Occupational Safety and Health Act, 29 USC. ss.651 et seq. (to the extent it regulates occupational exposure to Hazardous Materials), the Canadian Environmental Assessment Act, the Canadian Environmental Protection Act, the
Environmental Assessment Act (Ontario) and the Environmental Protection Act (Ontario); and any state, provincial, and local or foreign counterparts or equivalents, in each case as amended from time to time.

          "Environmental Liabilities and Costs" means all liabilities, monetary obligations, Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs and expenses (including all reasonable fees, disbursements and expenses of counsel, experts, or consultants, and costs of investigation and feasibility studies), fines, penalties, sanctions, and interest incurred as a result of any claim or demand by any Governmental Authority or any third party, and which relate to any Environmental Action.

          "Environmental Lien" means any Lien in favor of any Governmental Authority for Environmental Liabilities and Costs.

          "Equipment" means all of Borrower's and Canadian Guarantor's now owned or hereafter acquired right, title, and interest with respect to equipment, machinery, machine tools, motors, furniture, furnishings, fixtures, vehicles (including motor vehicles), tools, parts, goods (other than consumer goods, farm products, or Inventory), wherever located, including all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and any successor statute thereto.

          "ERISA Affiliate" means (a) any Person subject to ERISA whose employees are treated as employed by the same employer as the employees of Borrower or any of its Subsidiaries under IRC Section 414(b), (b) any trade or business subject to ERISA whose employees are treated as employed by the same employer as the employees of Borrower or any of its Subsidiaries under IRC
Section 414(c), (c) solely for purposes of Section 302 of ERISA and Section 412 of the IRC, any organization subject to ERISA that is a member of an affiliated service group of which Borrower or any of its Subsidiaries is a member under IRC
Section 414(m), or (d) solely for purposes of Section 302 of ERISA and Section 412 of the IRC, any Person subject to ERISA that is a party to an arrangement with Borrower or any of its Subsidiaries and whose employees are aggregated with the employees of Borrower or any of its Subsidiaries under IRC Section 414(o).

          "ERISA  Event" shall mean (a) any  "reportable  event",  as defined in
Section 4043 of ERISA or the regulations issued thereunder, with respect to a Benefit Plan; (b) the adoption of any amendment to a Benefit Plan that would require the provision of security pursuant to Section 401(a)(29) of the Code or
Section 307 of ERISA; (c) the existence with respect to any Benefit Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or
Section 302 of ERISA), whether or not waived; (d) the filing pursuant to Section 412 of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Benefit Plan; (e) the occurrence of a "prohibited transaction" with respect to which Borrower or any of its Subsidiaries is a "disqualified person" (within the meaning of Section 4975 of the Code) or with respect to which Borrower or any of its Subsidiaries could otherwise be liable for amounts in excess of $500,000; (f) a complete or partial withdrawal by Borrower or any ERISA Affiliate from a Multiemployer Plan or a cessation of operations which is treated as such a withdrawal or notification that a Multiemployer Plan is in reorganization; (g) the filing of a notice of intent to terminate, the treatment of a Benefit Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the Pension Benefit Guaranty Corporation to terminate a Benefit Plan or Multiemployer Plan; (h) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Benefit Plan or Multiemployer Plan;
(i) the imposition of any liability under Title IV of ERISA, other than the Pension Benefit Guaranty Corporation premiums due but not delinquent under
Section 4007 of ERISA, upon Borrower or any ERISA Affiliate; and (j) any other event or condition with respect to a Benefit Plan or Multiemployer Plan or any Benefit Plan subject to Title IV of ERISA maintained, or contributed to, by any ERISA Affiliate that could reasonably be expected to result in liability of Borrower or any of its Subsidiaries for amounts in excess of $500,000.

          "Event of Default" has the meaning set forth in Section 8.

          "Excess Availability" means the amount, as of the date any determination thereof is to be made, equal to Availability minus the aggregate amount, if any, of all trade payables of Borrower and Canadian Guarantor aged in excess of historical levels with respect thereto and all book overdrafts in excess of historical practices with respect thereto, in each case as determined by Lender in its Permitted Discretion.

          "Exchange Act" means the Securities Exchange Act of 1934, as in effect from time to time.

          "Exchange Rate" shall mean the prevailing spot rate of exchange of such bank as Lender may reasonably select for the purpose of conversion of one currency to another, at or around 2:00 p.m., Atlanta, Georgia time, on the date on which any such conversion of currency is to be made under this Agreement.

          "Existing Lenders" shall mean the lenders to Borrower and Canadian Guarantor listed on Schedule A hereto (and including First Union Commercial Corporation, in its capacity as agent acting for such lenders) and their respective predecessors, successors and assigns.

          "Family  Member"  means,  with  respect to any  individual,  any other
individual   having  a   relationship   by  blood  (to  the  second   degree  of
consanguinity), marriage, or adoption to such individual.

          "Family Trusts" means, with respect to any individual, trusts or other estate planning vehicles established for the benefit of Family Members of such individual and in respect of which such individual serves as trustee or in a similar capacity.

          "Fee Letter" means that certain fee letter, dated as of even date herewith, between Borrower and Lender, in form and substance satisfactory to Lender.

          "FEIN" means Federal Employer Identification Number.

          "Foreign Subsidiary" shall mean any direct or indirect Subsidiary of Borrower organized in a jurisdiction other than the United States of America, a state thereof, the District of Columbia, or Puerto Rico.

          "Funding Date" means the date on which a Borrowing occurs.

          "Funding Losses" has the meaning set forth in Section 2.14(b)(ii).

          "GAAP" means generally accepted accounting principles as in effect from time to time in the United States, as set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and the statements and pronouncements of the Financial Accounting Standards Board which are applicable to the circumstances as of the date of determination consistently applied, except, that, if any change in generally accepted accounting principles after the date hereof affects the calculation of compliance with the financial covenants in Section 7.20
(a)(i), (ii) and (iii) such that such change would cause Borrower to be in default of any such financial covenant(s), Borrower may by notice to Lender, provide Lender with new Projections, in form and substance satisfactory to Lender, incorporating such changes, and Lender shall, in its Permitted
Discretion, reset such covenant(s)s thereafter in accordance with generally accepted accounting principles as then in effect.

          "General Intangibles" means all of Borrower's and Canadian Guarantor's now owned or hereafter acquired right, title, and interest with respect to general intangibles (including payment intangibles, contract rights, rights to payment, rights arising under common law, statutes, or regulations, choses or things in action, goodwill, patents, trade names, trademarks, servicemarks, copyrights, blueprints, drawings, purchase orders, customer lists, monies due or recoverable from pension funds, route lists, rights to payment and other rights under any royalty or licensing agreements, infringement claims, computer programs, information contained on computer disks or tapes, software, literature, reports, catalogs, money, deposit accounts, insurance premium rebates, tax refunds, and tax refund claims), and any and all supporting obligations in respect thereof, and any other personal property other than goods, Accounts, Investment Property, and Negotiable Collateral.

          "Governing   Documents"  means,  with  respect  to  any  Person,   the
certificate or articles of incorporation, by-laws, or other organizational documents of such Person.

          "Governmental Authority" means any nation or government, federal, state, local, provincial or other governmental or administrative body, instrumentality, department, or agency or any court, tribunal, administrative hearing body, arbitration panel, commission, or other similar dispute-resolving panel or body.

          "Grupo" means Grupo Dixon S.A. de C.V., a Mexican corporation and its successors and assigns.

          "Guarantors" shall mean, collectively, the following (together with their respective successors and assigns): (a) Dixon Ticonderoga Inc., an Ontario corporation, (B) Dixon Europe, Limited, a limited liability company organized under the laws of the United Kingdom, (c) Grupo Dixon, S.A. de C.V., a corporation organized under the laws of Mexico, (d) Dixon Comercializadora, S.A. de C.V., a corporation organized under the laws of Mexico, (e), Servidix, S.A. de C.V., a corporation organized under the laws of Mexico, (f), Dixon Ticonderoga de Mexico, S.A. de C.V., a corporation organized under the laws of Mexico, (g) Dixon Industrial Mexico, S.A. de C.V., a corporation organized under the laws of Mexico, (h), Beijing Dixon Ticonderoga Stationery Company Limited, a limited liability company organized under the laws of China, and (i) Ticonderoga Graphite Inc.; each sometimes being referred to herein individually as a "Guarantor".

          "Guarantees" shall mean, collectively, those certain general continuing guarantees executed and delivered by Canadian Guarantor and each of the other Guarantors in favor of Lender, in form and substance satisfactory, to Lender; each sometimes being referred to herein individually as a "Guarantee".

          "Hazardous Materials" means (a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable laws or regulations as "hazardous substances," "hazardous materials," "hazardous wastes," "toxic substances," or any other formulation intended to define, list, or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity, or "EP toxicity", (b) oil, petroleum, or petroleum derived substances, natural gas, natural gas liquids, synthetic gas, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal resources, (c) any flammable substances or explosives or any radioactive materials, and (d) asbestos in any form or electrical equipment that contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of 50 parts per million.

          "Hedge Agreement" means any and all transactions, agreements, or documents now existing or hereafter entered into between Borrower or its Subsidiaries and Wells Fargo or its Affiliates, which provide for an interest rate, credit, commodity or equity swap, cap, floor, collar, forward foreign exchange transaction, currency swap, cross currency rate swap, currency option, or any combination of, or option with respect to, these or similar transactions, for the purpose of hedging Borrower's or its Subsidiaries' exposure to fluctuations in interest or exchange rates, loan, credit exchange, security or currency valuations or commodity prices.

          "Heathrow Facility" means the Real Property and related improvements owned by Borrower and located at 195 International Parkway, Heathrow, Florida.

          "Indebtedness" means (a) all obligations for borrowed money, (b) all obligations evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations in respect of letters of credit, bankers acceptances, interest rate swaps, or other financial products, (c) all obligations under Capital Leases, (d) all obligations or liabilities of others secured by a Lien on any asset of Borrower or its Subsidiaries, irrespective of whether such obligation or liability is assumed, (e) all obligations for the deferred purchase price of assets (other than trade debt incurred in the ordinary course of business and repayable in accordance with customary trade practices), and (f) any obligation guaranteeing or intended to guarantee (whether directly or indirectly guaranteed, endorsed, co-made, discounted, or sold with recourse) any obligation of any other Person.

          "Indemnified Liabilities" has the meaning set forth in Section 11.3.

          "Indemnified Person" has the meaning set forth in Section 11.3.

          "Insolvency Proceeding" means any proceeding commenced by or against any Person under any provision of the Bankruptcy Code or under any other state or federal bankruptcy, or under the bankruptcy or insolvency laws of Canada (including the Bankruptcy and Insolvency Act (Canada) and the Companies' Creditors Arrangement Act (Canada)), or any similar law now or hereafter in effect in any jurisdiction or under any insolvency, reorganization, administration, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at law or in equity), assignments for the benefit of creditors, formal or informal moratoria, compositions, extensions generally with creditors, or proceedings seeking reorganization, arrangement, or other similar relief.

          "Intangible Assets" means, with respect to any Person, that portion of the book value of all of such Person's assets that would be treated as intangibles under GAAP.

          "Intercreditor Agreement" shall mean the Intercreditor and Subordination Agreement, dated of even date herewith, by and among Lender and Subordinated Noteholders, as acknowledged and agreed to by Borrower and

Guarantors, as the same now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

          "Interest Period" means, with respect to each LIBOR Rate Loan, a period commencing on the date of the making of such LIBOR Rate Loan and ending 1, 2, or 3 months thereafter; provided, however, that (a) if any Interest Period would end on a day that is not a Business Day, such Interest Period shall be extended (subject to clauses (c)-(e) below) to the next succeeding Business Day,
(b) interest shall accrue at the applicable rate based upon the LIBOR Rate from and including the first day of each Interest Period to, but excluding, the day on which any Interest Period expires, (c) any Interest Period that would end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day, (d) with respect to an Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period), the Interest Period shall end on the last Business Day of the calendar month that is 1, 2, or 3 months after the date on which the Interest Period began, as applicable, and (e) Borrower may not elect an Interest Period which will end after the Maturity Date.

          "Inventory" means all Borrower's and Canadian Guarantor's now owned or hereafter acquired right, title, and interest with respect to inventory, including goods held for sale or lease or to be furnished under a contract of service, goods that are leased by Borrower or Canadian Guarantor, as the case may be, as lessor, goods that are furnished by Borrower or Canadian Guarantor, as the case may be, under a contract of service, and raw materials, work in process, or materials used or consumed in Borrower's or Canadian Guarantor's, as the case may be, business.

          "Inventory Reserves" means reserves (determined from time to time by Lender in its Permitted Discretion) for (a) the estimated costs relating to unpaid freight charges, warehousing or storage charges, taxes, duties, and other similar unpaid costs associated with the acquisition of Eligible In-Transit Inventory by Borrower or Canadian Guarantor, as the case may be, plus (b) the estimated reclamation claims of unpaid sellers of Inventory sold to Borrower or Canadian Guarantor, as the case may be.

          "Investment" means, with respect to any Person, any investment by such Person in any other Person (including Affiliates) in the form of loans, guarantees, advances, or capital contributions (excluding (a) commission, travel, and similar advances to officers and employees of such Person made in the ordinary course of business, and (b) bona fide Accounts arising in the ordinary course of business consistent with past practices), purchases or other acquisitions for consideration of Indebtedness or Stock, and any other items that are or would be classified as investments on a balance sheet prepared in accordance with GAAP.

          "Investment Property" means all of Borrower's and Canadian Guarantor's now owned or hereafter acquired right, title, and interest with respect to "investment property" as that term is defined in the Code, and any and all supporting obligations in respect thereof.

          "IRC" means the Internal Revenue Code of 1986, as in effect from time to time.

          "L/C" has the meaning set forth in Section 2.13(a).

          "L/C Disbursement" means a payment made by Lender pursuant to a Letter of Credit.

          "L/C Undertaking" has the meaning set forth in Section 2.13(a).

          "Lender" has the meaning set forth in the preamble to this Agreement.

          "Lender Expenses" means all (a) costs or expenses (including taxes, and insurance premiums) required to be paid by Borrower or any of its Subsidiaries under any of the Loan Documents that are paid or incurred by Lender, (b) fees or charges paid or incurred by Lender in connection with Lender's transactions with Borrower or its Subsidiaries, including, fees or charges for photocopying, notarization, couriers and messengers, telecommunication, public record searches (including tax lien, litigation, and UCC and PPSA searches and including searches with the patent and trademark office, the copyright office, or the department of motor vehicles), filing, recording, publication, appraisal (including periodic Collateral appraisals or business valuations to the extent of the fees and charges (and up to the amount of any limitation) contained in this Agreement), real estate surveys, real estate title policies and endorsements, and environmental audits, (c) costs and expenses incurred by Lender in the disbursement of funds to Borrower (by wire transfer or otherwise), (d) charges paid or incurred by Lender resulting from the dishonor of checks, (e) reasonable costs and expenses paid or incurred by Lender to correct any default or enforce any provision of the Loan Documents, or in gaining possession of, maintaining, handling, preserving, storing, shipping, selling, preparing for sale, or advertising to sell the Collateral, or any portion thereof, irrespective of whether a sale is consummated, (f) audit fees and expenses of Lender related to audit examinations of the Books to the extent of the fees and charges (and up to the amount of any limitation) contained in this Agreement, (g) reasonable costs and expenses of third party claims or any other suit paid or incurred by Lender in enforcing or defending the Loan Documents or in connection with the transactions contemplated by the Loan
Documents or Lender's relationship with Borrower or any guarantor of the Obligations, (h) Lender's reasonable fees and expenses (including attorneys fees) incurred in advising, structuring, drafting, reviewing, administering, or amending the Loan Documents, and (i) Lender's reasonable fees and expenses (including attorneys fees) incurred in terminating, enforcing (including attorneys fees and expenses incurred in connection with a "workout," a "restructuring," or an Insolvency Proceeding concerning Borrower or any Guarantor or in exercising rights or remedies under the Loan Documents), or defending the Loan Documents, irrespective of whether suit is brought, or in taking any Remedial Action concerning the Collateral.

          "Lender-Related Person" means Lender, Lender's Affiliates, and the officers, directors, employees, and agents of Lender.

          "Lender's Account" means the account identified on Schedule L-1.

          "Lender's Liens" means the Liens granted by Borrower or any Guarantor to Lender under this Agreement or the other Loan Documents.

          "Letter of Credit" means an L/C or an L/C Undertaking, as the context requires.

          "Letter of Credit Usage" means, as of any date of determination, the aggregate undrawn amount of all outstanding Letters of Credit plus 100% of the amount of outstanding time drafts accepted by an Underlying Issuer as a result of drawings under Underlying Letters of Credit.

          "LIBOR Deadline" has the meaning set forth in Section 2.14(b)(i).

          "LIBOR Notice" means a written notice in the form of Exhibit L-1.

          "LIBOR Rate" means, for each Interest Period for each LIBOR Rate Loan, the rate per annum determined by Lender (rounded upwards, if necessary, to the next 1/16%) by dividing (a) the Base LIBOR Rate for such Interest Period, by (b) 100% minus the Reserve Percentage. The LIBOR Rate shall be adjusted on and as of the effective day of any change in the Reserve Percentage.

          "LIBOR Rate Loan" means each portion of an Advance or the Term Loans that bears interest at a rate determined by reference to the LIBOR Rate.

          "LIBOR Rate Margin" means three and one-half of one (3.50%) percentage points.

          "LIBOR Rate Term Loan Margin" means four and one-quarter of one (4.25%) percentage points.

          "License Agreement" shall have the meaning set forth in Section 5.16.

          "Lien" means any interest in an asset securing an obligation owed to, or a claim by, any Person other than the owner of the asset, whether such interest shall be based on the common law, statute, or contract, whether such interest shall be recorded or perfected, and whether such interest shall be contingent upon the occurrence of some future event or events or the existence of some future circumstance or circumstances, including the lien or security interest arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, security agreement, conditional sale or trust receipt, or from a lease, consignment, or bailment for security purposes and also including reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases, and other title exceptions and encumbrances affecting Real Property.

          "Liquidity Event" means the occurrence of any of the following events:
(a) Borrower's receipt of any income tax refund for federal taxes paid for fiscal years prior to the year 2002, (b) Borrower's receipt of any imported pencil duty rebates, (c) the receipt of any principal payment in respect of the Deer Lake Note and Mortgage and/or the Permitted Disposition of such note and mortgage, or (d) the consummation of a sale/leaseback or mortgage refinancing with respect to the Heathrow Facility.

          "Loan Account" has the meaning set forth in Section 2.11.

          "Loan Documents" means this Agreement, the Bank Product Agreements, the Cash Management Agreements, the Control Agreements, the Copyright Security Agreement, the Disbursement Letter, the Due Diligence Letter, the Fee Letter, the Guarantees, the Letters of Credit, the Mortgages, the Officers' Certificate, the Patent Security Agreement, the Stock Pledge Agreement, the Trademark Security Agreement, any note or notes executed by Borrower in connection with this Agreement and payable to Lender, and any other agreement entered into, now or in the future, by Borrower or any Guarantor and Lender in connection with this Agreement.

          "Material Adverse Change" means (a) a material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of Borrower or any Guarantor, (b) a material impairment of Borrower's or any Guarantor's ability to perform its obligations under the Loan Documents to which it is a party or of Lender's ability to enforce the Obligations or realize upon the Collateral, or (c) a material impairment of the enforceability or priority of the Lender's Liens with respect to the Collateral as a result of an action or failure to act on the part of Borrower or any Guarantor.

          "Maturity Date" has the meaning set forth in Section 3.4.

          "Maximum Revolver Amount" means $25,000,000.

          "Mortgages" means, individually and collectively, one or more mortgages, hypothecs, deeds of trust, or deeds to secure debt, executed and delivered by Borrower or Canadian Guarantor, as the case may be, in favor of Lender, in form and substance satisfactory to Lender, that encumber the Real Property Collateral and the related improvements thereto.

          "Multiemployer Plan" shall mean a "multi-employer  plan" as defined in
Section 4001(a)(3) of ERISA which is or was at any time during the current year or the immediately preceding six (6) years contributed to by Borrower or any ERISA Affiliate.

          "NCR  Buyer"   means  New  Castle   Refractories   Company,   Inc.,  a
Pennsylvania corporation and its successors and assigns.

          "NCR Division" means the assets of Borrower constituting its New Castle Refractories division located in New Castle, Lawrence County, Pennsylvania, Newell, Hancock County, West Virginia, and Masillon (Townships of Lawrence and Tuscarawas) Stark County, Ohio.

          "NCR Properties" shall mean the Real Property of Borrower constituting its New Castle Refractories division located in New Castle, Lawrence County, Pennsylvania, Newell, Hancock County, West Virginia, and Masillon (Townships of Lawrence and Tuscarawas), Stark County, Ohio.

          "Negotiable Collateral" means all of Borrower's and Canadian Guarantor's now owned and hereafter acquired right, title, and interest with respect to letters of credit, letter of credit rights, instruments, promissory notes, drafts, documents, and chattel paper (including electronic chattel paper and tangible chattel paper), and any and all supporting obligations in respect thereof.

          "Net Liquidation Percentage" means the percentage of the book value of Borrower's and Canadian Guarantor's Inventory that is estimated to be recoverable in an orderly liquidation of such Inventory net of estimated liquidation expenses, such percentage to be determined from time to time by a qualified appraisal company selected by Lender.

          "North American EBITDA" means, with respect to any fiscal period, Borrower's and Canadian Guarantor's, combined United States and Canadian operations net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization plus non-recurring non-cash losses for such period, as determined in accordance with GAAP

          "Obligations" means (a) all loans (including the Term Loans), Advances, debts, principal, interest (including any interest that, but for the provisions of the Bankruptcy Code, would have accrued), contingent reimbursement obligations with respect to outstanding Letters of Credit, premiums, liabilities (including all amounts charged to Borrower's Loan Account pursuant hereto), obligations, fees (including the fees provided for in the Fee Letter), charges, costs, Lender Expenses (including any fees or expenses that, but for the provisions of the Bankruptcy Code, the Bankruptcy and Insolvency Act (Canada), the Companies' Creditors Arrangement Act (Canada), or any similar statute would have accrued), lease payments, guaranties, covenants, and duties of any kind and description owing by Borrower and Guarantors to Lender pursuant to or evidenced by the Loan Documents and irrespective of whether for the payment of money, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, and including all interest not paid when due and all Lender Expenses that Borrower or any Guarantor is required to pay or reimburse by the Loan Documents, by law, or otherwise, and (b) all Bank Product Obligations. Any reference in this Agreement or in the Loan Documents to the Obligations shall include all amendments, changes, extensions, modifications, renewals replacements, substitutions, and supplements, thereto and thereof, as applicable, both prior and subsequent to any Insolvency Proceeding.

          "Officers' Certificate" means, the representations and warranties of officers form submitted by Lender to Borrower and Canadian Guarantor, together with Borrower's and Canadian Guarantor's completed responses to the inquiries set forth therein, the form and substance of such responses to be satisfactory to Lender.

          "Overadvance" has the meaning set forth in Section 2.6.

          "Participant" has the meaning set forth in Section 14.1(d).

          "Patent Security Agreement" means a patent security agreement executed and delivered by Borrower and Lender, the form and substance of which is satisfactory to Lender.

          "Pay-Off Letter" means a letter, in form and substance satisfactory to Lender, from Existing Lender to Lender respecting the amount necessary to repay in full all of the obligations of Borrower owing to Existing Lender and obtain a release of all of the Liens existing in favor of Existing Lender in and to the assets of Borrower.

          "Permitted Discretion" means a determination made in good faith and in the exercise of reasonable (from the perspective of a secured asset-based lender) business judgment.

          "Permitted Dispositions" means (a) sales or other dispositions by Borrower or its Subsidiaries of Equipment that is substantially worn, damaged, or obsolete in the ordinary course of business, provided, that, the proceeds of any such disposition are immediately paid or delivered, or caused to paid or delivered to Lender, for application to the Obligations in the following order: first, to Term Loan B, second, to Term Loan A, and third, to the Advances, (b) sales by Borrower or its Subsidiaries of Inventory to buyers in the ordinary course of business, (c) the use or transfer of money or Cash Equivalents by Borrower or its Subsidiaries in a manner that is not prohibited by the terms of this Agreement or the other Loan Documents, (d) the licensing by Borrower or its Subsidiaries, on a non-exclusive basis, of patents, trademarks, copyrights, and other intellectual property rights in the ordinary course of business, (e) the sale by Borrower of Equipment to Grupo, provided, that, each of the following conditions has been satisfied in the determination of Lender: (i) Borrower shall have sent written notice to Lender of such intended disposition no later than thirty (30) days prior to the date of sale, which notice shall identify each of the items of Equipment to be sold to the appraisal referred to in Section 3.1(w), (ii) such Equipment shall have a value in the aggregate, not in excess of $300,000, (iii) such Equipment is currently located at Borrower's Sandusky, Ohio, location, (iv) Borrower shall only accept cash consideration from Grupo, in an amount not less than $300,000, which shall be immediately paid or delivered, or caused to paid or delivered to Lender, for application to the Obligations in the following order: first, to Term Loan B, second, to Term Loan A, and third, to the Advances; (v) the sale shall have been consummated no later than December 31, 2002; (vi) on the date of such sale and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing, and
(vii) in the event that, at the time of such disposition and after giving effect to such disposition, the orderly liquidation value of the remaining Equipment or the gross quick sale value of any of the Real Property Collateral as set forth in the most recent acceptable appraisals received by Lender with respect thereto has declined so that the then outstanding principal amount of the Term Loans is more than such percentage of such appraised value as Lender used in establishing the original principal amount of the Term Loans, Borrower shall additionally prepay the Terms Loans by such amount, and such payments shall be applied in accordance with Section 2.16(c), and (f) the sale of all of Borrower's right, title and interest in and to the Deer Lake Note and Mortgage, provided, that, each of the following conditions has been satisfied in the determination of
Lender: (i) Borrower shall have sent written notice to Lender of such intended disposition no later than thirty (30) days prior to the date of sale, which notice shall identify, among other things, the outstanding principal amount of such Note and the intended purchaser thereof, and (ii) Borrower shall only accept cash consideration from such purchaser, in an amount equal to not less than eighty (80%) percent of the then outstanding principal amount of the Note, which consideration shall be immediately paid or delivered, or caused to paid or delivered to Lender, for application to the Obligations in accordance with
Section 2.16(b).

          "Permitted Holder" means (a) Mr. Gino N. Pala, having an address c/o Dixon Ticonderoga Company, 195 International Parkway, Heathrow, Florida 32746,
(b) Mr. Richard F. Joyce, having an address c/o Dixon Ticonderoga Company, 195 International Parkway, Heathrow, Florida 32746 and their respective Family Members, and Family Trusts and (c) any of The Equitable Life Assurance Society of the United States, John Hancock Life Insurance Company, or Signature 1A (Cayman), Ltd.

          "Permitted Investments" means (a) investments by Borrower or Canadian Guarantor in Cash Equivalents, (b) investments by Borrower in negotiable instruments for collection, (c) advances made by Borrower in connection with purchases of goods or services in the ordinary course of business , (d) loans by Borrower to Canadian Guarantor after the date hereof, provided, that, as to all of such loans, (i) within thirty (30) days after the end of each fiscal month, Borrower shall provide to Lender a report in form and substance satisfactory to Lender of the outstanding amount of such loans as of the last day of the immediately preceding month and indicating any loans made and payments received during the immediately preceding month, (ii) the Indebtedness arising pursuant to any such loan shall not be evidenced by a promissory note or other instrument, unless the single original of such note or other instrument is promptly delivered to Lender to hold as part of the Collateral, with such endorsement and/or assignment by the payee of such note or other instrument as Lender may require, (iii) as of the date of any such loan and after giving effect thereto, Borrower shall be Solvent, and (iv) as of the date of any such loan and after giving effect thereto, no Default or Event of Default shall exist or have occurred and be continuing.

          "Permitted Liens" means (a) Liens held by Lender, (b) Liens for unpaid taxes that either (i) are not yet delinquent, or (ii) do not constitute an Event of Default hereunder and are the subject of Permitted Protests, (c) Liens set forth on Schedule P-1, (d) the interests of lessors under operating leases, (e) purchase money Liens or the interests of lessors under Capital Leases to the extent that such Liens or interests secure Permitted Purchase Money Indebtedness and so long as such Lien attaches only to the asset purchased or acquired and the proceeds thereof, (f) Liens arising by operation of law in favor of warehousemen, landlords, carriers, mechanics, materialmen, laborers, or suppliers, incurred in the ordinary course of business and not in connection with the borrowing of money, and which Liens either (i) are for sums not yet delinquent, or (ii) are the subject of Permitted Protests, (g) Liens arising from deposits made in connection with obtaining worker's compensation or other unemployment insurance, (h) Liens or deposits to secure performance of bids, tenders, or leases incurred in the ordinary course of business and not in connection with the borrowing of money, (i) Liens granted as security for surety or appeal bonds in connection with obtaining such bonds in the ordinary course of business, (j) Liens resulting from any judgment or award that is not an Event of Default hereunder, (k) Liens with respect to the Real Property Collateral that are exceptions to the commitments for title insurance issued in connection with the Mortgages, as accepted by Lender, (l) liens and security interests of Ohio National Life Insurance Company on the Heathrow Facility to secure Indebtedness to Ohio National Life Insurance Company permitted under Section 7.2
(c) hereof, (m) liens and security interests of Subordinated Noteholders on the Collateral, provided, that, such liens and security interests shall be subject and subordinate in all respects to the liens and security interests of Lender, and (n) with respect to any Real Property that is not part of the Real Property Collateral, easements, rights of way, and zoning restrictions that do not materially interfere with or impair the use or operation thereof.

          "Permitted Protest" means the right of Borrower or any of its Subsidiaries, as applicable, to protest any Lien (other than any such Lien that secures the Obligations), taxes (other than payroll taxes or taxes that are the subject of a United States federal tax lien), or rental payment, provided that

(a) a reserve with respect to such obligation is established on the Books in such amount as is required under GAAP, (b) any such protest is instituted promptly and prosecuted diligently by Borrower or any of its Subsidiaries, as applicable, in good faith, and (c) Lender is satisfied that, while any such protest is pending, there will be no impairment of the enforceability, validity, or priority of any of the Lender's Liens.

          "Permitted Purchase Money Indebtedness" means, as of any date of determination, Purchase Money Indebtedness incurred after the Closing Date in an aggregate principal amount outstanding at any one time not in excess of $500,000.

          "Person"  means  natural  persons,  corporations,   limited  liability
companies, limited partnerships, general partnerships, limited liability partnerships, joint ventures, trusts, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities, and governments and agencies and political subdivisions thereof.

          "Personal Property Collateral" means all Collateral other than Real Property.

          "PPSA" shall mean the Personal Property Security Act as in effect in the Province of Ontario, the Civil Code of Quebec as in effect in the Province of Quebec or any other Canadian Federal or Provincial statute pertaining to the granting, perfecting, priority or ranking of security interests, liens, hypothecs on personal property, and any successor statutes, together with any regulations thereunder, in each case as in effect from time to time. References to sections of the PPSA shall be construed to also refer to any successor sections.

          "Priority Payables" shall mean, as to Borrower or Canadian Guarantor at any time, (10 the full amount of the liabilities of Borrower and Canadian Guarantor at such time which (1) have a trust imposed to provide for payment or a security interest, pledge, lien or charge ranking or capable of ranking senior to or pari passu with security interests, liens or charges securing the Obligations on any of the Eligible Accounts, Eligible Inventory of Borrower or Canadian Guarantor, as the case may be, under Federal, Provincial, State, county, district, municipal, or local law in Canada or (2) have a right imposed to provide for payment ranking or capable of ranking senior to or pari passu with the Obligations under local or national law, regulation or directive, including, but not limited to, claims for unremitted and/or accelerated rents, taxes (including claims for debts due to Inland Revenue or Customs and Excise), wages, withholding taxes, and other amounts payable to an insolvency administrator, employee withholdings or deductions and vacation pay, workers' compensation obligations, government royalties or pension fund obligations in each case to the extent such trust, or security interest, lien or charge has been or may be imposed and (iii) the amount equal to the percentage applicable to Inventory in the calculation of the Borrowing Base multiplied by the aggregate Value of the Eligible Inventory of Borrower or Canadian Guarantor, as the case may be, which Lender, in good faith, considers is or may be subject to retention of title provisions by a supplier or a right of a supplier to recover possession thereof, where such supplier's right has priority over the security interests, liens or charges securing the Obligations, including, Eligible Inventory subject to a right of a supplier to repossess goods pursuant to
Section 81.1 of the Bankruptcy and Insolvency Act (Canada) or any applicable laws granting revendication or similar rights to unpaid suppliers or any similar laws of Canada or any other applicable jurisdiction (provided, that, to the extent such Inventory has been identified and has been excluded from Eligible Inventory, the amount owing to the supplier shall not be considered a Priority Payable).

          "Projections" means Borrower's and its Subsidiaries, consolidated and consolidating forecasted (a) balance sheets, (b) profit and loss statements, and
(c) cash flow statements, all prepared on a basis consistent with Borrower's historical financial statements, together with appropriate supporting details and a statement of underlying assumptions.

          "Purchase Money Indebtedness" means Indebtedness (other than the Obligations, but including Capitalized Lease Obligations), incurred at the time of, or within 20 days after, the acquisition of any fixed assets for the purpose of financing all or any part of the acquisition cost thereof.

          "Qualified Import Letter of Credit" means a Letter of Credit that (a) is issued to facilitate the purchase by Borrower of Eligible Inventory, (b) is in form and substance acceptable to Lender, and (c) is issued to support an Underlying Letter of Credit that only is drawable by the beneficiary thereof by the presentation of, among other documents, either (i) a negotiable bill of lading that is consigned to Lender (either directly or by means of endorsements) and that was issued by the carrier respecting the subject Eligible Inventory, or
(ii) a negotiable cargo receipt that is consigned to Lender (either directly or by means of endorsements) and that was issued by a consolidator respecting the subject Eligible Inventory; provided, however, that, in the latter case, no bill of lading shall have been issued by the carrier (other than a bill of lading consigned to the consolidator or to Lender).

          "Real  Property"  means any estates or interests in real  property now
owned  or  hereafter   acquired  by  Borrower  or  Canadian  Guarantor  and  the
improvements thereto.

          "Real Property Collateral" means the parcel or parcels of Real Property identified on Schedule R-1 and any Real Property hereafter acquired by Borrower or Canadian Guarantor, as the case may be. Real Property Collateral does not include and will not include the Heathrow Facility until a refinancing of the indebtedness of the Heathrow Facility occurs as permitted in Section 7.1(e).

          "Record" means information that is inscribed on a tangible medium or which is stored in an electronic or other medium and is retrievable in perceivable form.

          "Remedial  Action"  means all actions  taken to (a) clean up,  remove, remediate,  contain,  treat,  monitor,  assess,  evaluate, or in any way address
Hazardous Materials in the indoor or outdoor environment, (b) prevent or minimize a release or threatened release of Hazardous Materials so they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment, (c) perform any pre-remedial studies, investigations, or post-remedial operation and maintenance activities, or (d) conduct any other actions authorized by 42 USC ss. 9601.

            "Required Availability" means Excess Availability and unrestricted cash and Cash Equivalents in an amount of not less than $5,000,000.

          "Reserve Percentage" means, on any day, for Lender, the maximum percentage prescribed by the Board of Governors of the Federal Reserve System (or any successor Governmental Authority) for determining the reserve requirements (including any basic, supplemental, marginal, or emergency reserves) that are in effect on such date with respect to eurocurrency funding (currently referred to as "eurocurrency liabilities") of Lender, but so long as Lender is not required or directed under applicable regulations to maintain such reserves, the Reserve Percentage shall be zero.

          "Revolver  Usage" means, as of any date of  determination,  the sum of
(a) the then extant amount of outstanding Advances, plus (b) the then extant amount of the Letter of Credit Usage.

          "SEC" means the United States Securities and Exchange Commission and any successor thereto.

          "Securities Account" means a "securities account" as that term is defined in the Code.

          "Solvent" means, with respect to any Person on a particular date, that such Person is not insolvent (as such term is defined in the Uniform Fraudulent Transfer Act).

          "Special Program Accounts" means Accounts of Borrower and Canadian Guarantor which: (i) are for an amount in excess of $5,000, and pursuant to which goods are shipped in November or December with 25% of the amount owing in respect thereof being due and payable on June 15th of the following year and the balance due September 15th, or (ii) are due from "educational customers" pursuant to which goods are shipped between April 1st and July 31st of any year with due dates of September 10th of the same year.

          "Stock" means all shares, options, warrants, interests, participations, or other equivalents (regardless of how designated) of or in a Person, whether voting or nonvoting, including common stock, preferred stock, or any other "equity security" (as such term is defined in Rule 3a11-1 of the General Rules and Regulations promulgated by the SEC under the Exchange Act).

          "Stock Pledge Agreement" means a stock pledge agreement, in form and substance satisfactory to Lender, executed and delivered by Borrower and/or Canadian Guarantor to Lender with respect to the pledge of the Stock owned by Borrower or Canadian Guarantor, as the case may be.

          "Subordinated Debt" shall mean all obligations, liabilities and indebtedness of every kind, nature and description owing by Borrower to Subordinated Note Agent or any Subordinated Noteholder, including principal, interest, charges, fees, premiums, indemnities and expenses, however evidenced, whether as principal, surety, endorser, guarantor or otherwise, whether arising under the Subordinated Debt Agreements or otherwise, whether now existing or hereafter arising, whether arising before, during or after the initial or any renewal term of the Subordinated Debt Agreements or after the commencement of any case with respect to any Debtor under the U.S. Bankruptcy Code or any state insolvency law or similar statute (and including, without limitation, any principal, interest, fees, costs, expenses and other amounts, whether or not such amounts are allowed or allowable in whole or in part, in any such case or similar proceeding), whether direct or indirect, absolute or contingent, joint or several, due or not due, primary or secondary, liquidated or unliquidated, secured or unsecured, and whether arising directly or howsoever acquired by Subordinated Note Agent or any Subordinated Noteholder.

          "Subordinated Debt Agreements" shall mean, collectively, the Subordinated Note Agreement and all agreements, documents and instruments at any time executed and/or delivered by Debtors or any other person to, with or in favor of Subordinated Note Agent or any Subordinated Noteholder in connection therewith or related thereto, as all of the foregoing now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

          "Subordinated Note Agent" shall mean State Street Bank and Trust Company, a Massachusetts trust company, in its capacity as collateral agent pursuant to the Subordinated Debt Agreements for the benefit and on behalf of Subordinated Noteholders, and its successors and assigns (and including, without limitation, any successors, assignee or additional person at any time acting as agent for the benefit of or on behalf of it and/or Subordinated Noteholders).

          "Subordinated Noteholders" shall mean, collectively, The Equitable Life Assurance Society of the United States, John Hancock Life Insurance Company and Signature 1A (Cayman), Ltd. and their respective successors and assigns (including any other lender or group of lenders that at any time succeeds to or refinances, replaces or substitutes for all or any portion of the Subordinated Debt at any time and from time to time); each sometimes being referred to individually as a "Subordinated Noteholder".

          "Subordinated Note Purchase Agreement" shall mean, the Amended and Restated Note and Warrant Purchase Agreement, dated of even date herewith, by and among Borrower, and Subordinated Noteholders, as the same now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

          "Subsidiary" of a Person means a corporation, partnership, limited liability company, or other entity in which that Person directly or indirectly owns or controls the shares of Stock having ordinary voting power to elect a majority of the board of directors (or appoint other comparable managers) of such corporation, partnership, limited liability company, or other entity.

          "Tangible Net Worth" means, as of any date of determination, the result of (a) Borrower's (on a consolidated basis with its Subsidiaries) total stockholder's equity, minus (b) the sum of (i) all Intangible Assets of Borrower (on a consolidated basis with its Subsidiaries), (ii) all of Borrower's prepaid expenses (on a consolidated basis with its Subsidiaries), and (iii) all amounts due to Borrower from Affiliates plus (c) other comprehensive loss items, minus
(d) other comprehensive income items.

          "Taxes" has the meaning set forth in Section 16.5.

          "Term Loan A" has the meaning set forth in Section 2.2.

          "Term Loan A Amount" means $2,000,000.

          "Term Loan B" has the meaning set forth in Section 2.3.

          "Term Loan B Amount" shall mean $1,000,000.

          "Term Loans" means, collectively, Term Loan A and Term Loan B.

          "Trademark   Security   Agreements"   means  the  trademark   security
agreements executed and delivered by each of Borrower and Canadian Guarantor and Lender, the form and substance of which is satisfactory to Lender.

          "Underlying Issuer" means a third Person which is the beneficiary of an L/C Undertaking and which has issued a letter of credit at the request of Lender for the benefit of Borrower and, in the case of a proposed Qualified Import Letter of Credit, has agreed, in writing, to hold documents of title as agent for Lender.

          "Underlying Letter of Credit" means a letter of credit that has been issued by an Underlying Issuer.

          "US Dollar Equivalent" shall mean at any time (2) as to any amount denominated in US Dollars, the amount thereof at such time, and (3) as to any amount denominated in any other currency, the equivalent amount in US Dollars calculated by Lender at such time using the Exchange Rate in effect on the Business Day of determination.

          "US Dollars" or "US$" or "$" shall mean lawful currency of the United States of America.

          "Value" shall mean, the US Dollar Equivalent, as determined by Lender in good faith, with respect to Inventory, the lower of (a) cost computed on a first-in first-out basis in accordance with GAAP or (b) market value, provided, that, for purposes of the calculation of the Borrowing Base, (1) the Value of the Inventory shall not include: (1) the portion of the value of Inventory equal to the gross profit earned by any Affiliate on the sale thereof to Borrower or Canadian Guarantor, as the case may be, (provided, that, in the case of gross profit earned by Grupo on the sale of Inventory to Borrower or Canadian Guarantor, as the case may be, the portion of the value of the Inventory equal to the profit earned by Grupo not in excess of 15% shall be included in the calculation of the value of such Inventory, and in the case of gross profit earned by Borrower on the sale of Inventory to Canadian Guarantor, the portion of the value of the Inventory equal to the profit not in excess of 18% shall be included in the calculation of the value of such Inventory) or (2) write-ups or write-downs in value with respect to currency exchange rates and (2) notwithstanding anything to the contrary contained herein, the cost of the Inventory shall be computed in the same manner and consistent with the most recent appraisal of the Inventory received and accepted by Lender prior to the date hereof, if any.

          "Voidable Transfer" has the meaning set forth in Section 16.9.

          "Wells Fargo" means Wells Fargo Bank, National Association, a national banking association.

     1.2 Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP. When used herein, the term "financial statements" shall include the notes and schedules thereto. Whenever the term "Borrower" is used in respect of a financial covenant or a related definition, it shall be understood to mean Borrower and its Subsidiaries on a consolidated basis unless the context clearly requires otherwise.

     1.3 Code. Any terms used in this Agreement that are defined in the Code shall be construed and defined as set forth in the Code unless otherwise defined herein.

     1.4  Construction.  Unless the context of this  Agreement or any other Loan
Document clearly requires otherwise, references to the plural include the singular, references to the singular include the plural, the term "including" is not limiting, and the term "or" has, except where otherwise indicated, the inclusive meaning represented by the phrase "and/or." The words "hereof,"
"herein," "hereby," "hereunder," and similar terms in this Agreement or any other Loan Document refer to this Agreement or such other Loan Document, as the case may be, as a whole and not to any particular provision of this Agreement or such other Loan Document, as the case may be. Section, subsection, clause, schedule, and exhibit references herein are to this Agreement unless otherwise specified. Any reference in this Agreement or in the other Loan Documents to any agreement, instrument, or document shall include all alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, joinders, and supplements, thereto and thereof, as applicable (subject to any restrictions on such alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, joinders, and supplements set forth herein). Any reference herein to any Person shall be construed to include such Person's successors and assigns. Any requirement of a writing contained herein or in the other Loan Documents shall be satisfied by the transmission of a Record and any Record transmitted shall constitute a representation and warranty as to the accuracy and completeness of the information contained therein.

     1.5 Schedules and Exhibits. All of the schedules and exhibits attached to this Agreement shall be deemed incorporated herein by reference.

2. LOAN AND TERMS OF PAYMENT.
-----------------------------

     2.1 Revolver Advances.

          (a) Subject to the terms and conditions of this Agreement, and during the term of this Agreement, Lender agrees to make advances ("Advances") to Borrower in an amount at any one time outstanding not to exceed an amount equal to the lesser of (i) the Maximum Revolver Amount less the Letter of Credit
Usage, or (ii) the Borrowing Base less the Adjusted Letter of Credit Usage and the aggregate amount of the Inventory Reserves. For purposes of this Agreement, "Borrowing Base," as of any date of determination, shall mean the result of:

               (x) the lesser of

                    (i) the sum of (A) eighty-five (85%) percent of the US Dollar Equivalent of the amount of Eligible Accounts and (B) the lesser of (1) fifty (50%) percent of the US Dollar Equivalent of the amount of Eligible Special Program Accounts or (2) $2,500,000; less the aggregate US Dollar Equivalent of the amount, if any, of the Dilution Reserve, and

                    (ii) an amount equal to the US Dollar Equivalent of Borrower's and Canadian Guarantor's Collections with respect to Accounts for the immediately preceding 90 days if the date of determination occurs during the months of September, October, November, December, January, or February and 120 days if the date of determination occurs during the months of March, April, May, June, July or August, plus

               (y) the lowest of

                    (i) $15,000,000,

                    (ii) the sum of (A) twenty-five (25%) percent of the US Dollar Equivalent of the Value of Eligible Inventory consisting of raw materials and (B) seventy (70%) percent of the US Dollar Equivalent of the Value of Eligible Inventory consisting of finished goods,

                    (iii) eighty (80%) percent of the then extant Net Liquidation Percentage of the US Dollar Equivalent of the book value of Borrower's and Canadian Guarantor's Eligible Inventory by category, and

                    (iv) 125% of the amount of credit availability created by clause (x) above, minus

               (z) the sum of (i) the Bank Products Reserve, and (ii) the aggregate amount of reserves, if any, established by Lender under Section 2.1(b).

          (b) Anything to the contrary in this Section 2.1 notwithstanding, Lender shall have the right to establish reserves in such amounts, and with respect to such matters, as Lender in its Permitted Discretion shall deem necessary or appropriate, against the Borrowing Base, including reserves with respect to (i) sums that Borrower or Canadian Guarantor, as the case may be, is required to pay (such as taxes, assessments, insurance premiums, or, in the case of leased assets, rents or other amounts payable under such leases) and has failed to pay under any Section of this Agreement or any other Loan Document, and (ii) amounts owing by Borrower or Canadian Guarantor, as the case may be, to any Person to the extent secured by a Lien on, or trust over, any of the Collateral (other than any existing Permitted Lien set forth on Schedule P-1 which is specifically identified thereon as entitled to have priority over the Lender's Liens), which Lien or trust, in the Permitted Discretion of Lender likely would have a priority superior to the Lender's Liens (such as Liens or trusts in favor of landlords, warehousemen, carriers, mechanics, materialmen, laborers, or suppliers, or Liens or trusts for ad valorem, excise, sales, or other taxes where given priority under applicable law) in and to such item of the Collateral, (iii) to reflect Priority Payables, (iv) the amount of the accrued and unpaid royalties, fees or other charges owing to any owner or licensor of intellectual property subject to a License Agreement (including, without limitation, the agreements with the licensors on Schedule 3.1(q))
affixed to, incorporated in or otherwise used in connection with the manufacture, distribution or sale of Inventory (but not including for this purpose royalties, fees or other charges owing to any owner or licensor if the License Agreement with respect thereto includes provisions satisfactory to Lender allowing the security interest of Lender in such Inventory and giving
Lender the ability to use such intellectual property to sell or otherwise realize on such Inventory), and (v) to locations leased by Borrower or as to locations owned and operated by a third person, if Lender shall not have received a Collateral Access Agreement from the owner and operator or lessor with respect to such location, duly authorized, executed and delivered by such owner and operator or lessor (or Lender shall determine to accept a Collateral Access Agreement that does not include all required provisions or provisions in the form otherwise required by Lender), Lender may, at its option, establish such reserves in respect of amounts at any time due or to become due to the owner and operator or lessor thereof as Lender shall determine. In addition to the foregoing, Lender shall have the right to have the Inventory reappraised by a qualified appraisal company selected by Lender from time to time after the Closing Date for the purpose of redetermining the Net Liquidation Percentage of the Eligible Inventory portion of the Collateral and, as a result, redetermining the Borrowing Base.

          (c) Anything to the contrary in Section 2.1(a) notwithstanding, availability created by the Eligible Accounts, Eligible Special Program Accounts, and Eligible Inventory of Canadian Guarantor, for purposes of calculating the Borrowing Base, shall never exceed the US Dollar Equivalent of $5,000,000.

          (d) Lender shall have no obligation to make additional Advances hereunder to the extent such additional Advances would cause the Revolver Usage to exceed the Maximum Revolver Amount.

          (e) Amounts borrowed pursuant to this Section may be repaid and, subject to the terms and conditions of this Agreement, reborrowed at any time during the term of this Agreement.

     2.2 Term Loan A. Subject to the terms and conditions of this Agreement, on the Closing Date Lender agrees to make a term loan (the "Term Loan A") to Borrower in an amount equal to the Term Loan A Amount. Term Loan A shall be repaid in thirty-six (36) consecutive monthly installments, commencing on November 1, 2002, and on the first day of each calendar month thereafter, the first thirty-five installments of which shall be in the amount of $33,333. The outstanding unpaid principal balance and all accrued and unpaid interest under Term Loan A shall be due and payable on the date of termination of this Agreement, whether by its terms, by prepayment, or by acceleration. All amounts outstanding under Term Loan A shall constitute Obligations.

     2.3 Term Loan B. Subject to the terms and conditions of this Agreement, on the Closing Date Lender agrees to make a term loan (the "Term Loan B") to Borrower in an amount equal to the Term Loan B Amount. Term Loan B shall be repaid in thirty-six (36) consecutive installments, commencing November 1, 2002 and on the first day of each calendar month thereafter, the first thirty-five installments of which shall be in the amount of $16,667. The outstanding unpaid principal balance and all accrued and unpaid interest under Term Loan B shall be due and payable on the date of termination of this Agreement, whether by its terms, by prepayment, or by acceleration. All amounts outstanding under Term Loan B shall constitute Obligations.

     2.4 Borrowing Procedures and Settlements.

          (a) Procedure for Borrowing. Each Borrowing shall be made by a request by an Authorized Person delivered to Lender (which notice must be received by Lender no later than 1:00 p.m. (Atlanta, Georgia time) on the Business Day that is the requested Funding Date specifying (i) the amount of such Borrowing, and
(ii) the requested Funding Date, which shall be a Business Day. At Lender's election, in lieu of delivering the above-described request in writing, any Authorized Person may give Lender telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing within 24 hours of the giving of such notice.

          (b) Making of Advances. If Lender has received a timely request for a Borrowing in accordance with the provisions hereof, and subject to the satisfaction of the applicable terms and conditions set forth herein, Lender shall make the proceeds of such Advance available to Borrower on the applicable Funding Date by transferring immediately available funds equal to such proceeds to Borrower's Designated Account.

     2.5 Payments.

          (a) Payments by Borrower. Except as otherwise expressly provided herein, all payments by Borrower shall be made to Lender's Account and shall be made in immediately available funds, no later than 2:00 p.m. (Atlanta, Georgia time) on the date specified herein. Any payment received by Lender later than 2:00 p.m. (Atlanta, Georgia time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue until such following Business Day.

          (b) Application of Payments.

               (i) All payments shall be remitted to Lender and all such payments (other than payments received while no Default or Event of Default has occurred and is continuing and which relate to the payment of principal or interest of specific Obligations or which relate to the payment of specific fees), and all proceeds of Accounts or other Collateral received by Lender, shall be applied as follows:

                    (A) first, to pay any Lender Expenses then due to Lender under the Loan Documents, until paid in full,

                    (B) second, to pay any fees then due to Lender under the Loan Documents until paid in full,

                    (C) third, ratably to pay interest due in respect of the Advances and the Term Loans until paid in full,

                    (D) fourth, ratably to pay all principal amounts then due and payable (other than as a result of an acceleration thereof) with respect to the Term Loans until paid in full,

                    (E) fifth, so long as no Event of Default has occurred and is continuing, and at Lender's election, to pay amounts then due and owing by Borrower or its Subsidiaries in respect of Bank Products, until paid in full,

                    (F) sixth, so long as no Event of Default has occurred and is continuing, to pay the principal of all Advances until paid in full,

                    (G) seventh, if an Event of Default has occurred and is continuing, ratably (i) to pay the principal of all Advances until paid in full, and (ii) to Lender, to be held by Lender, for the benefit of Wells Fargo or its Affiliates, as applicable, as cash collateral in an amount up to the amount of the Bank Products Reserve established prior to the occurrence of, and not in contemplation of, the subject Event of Default until Borrower's and its Subsidiaries' obligations in respect of the then extant Bank Products have been paid in full or the cash collateral amount has been exhausted,

                    (H) eighth, if an Event of Default has occurred and is continuing, to pay ratably the outstanding principal balance of the Term Loans (in the inverse order of the maturity of the installments due thereunder) until the Term Loans are paid in full,

                    (I) ninth, if an Event of Default has occurred and is continuing, to be held by Lender as cash collateral in an amount up to 105% of the then extant Letter of Credit Usage until paid in full,

                    (J) tenth, to pay any other Obligations until paid in full, and

                    (K) eleventh, to Borrower (to be wired to the Designated Account) or such other Person entitled thereto under applicable law.

               (ii) In each instance, so long as no Default or Event of Default has occurred and is continuing, Section 2.5(b) shall not be deemed to apply to any payment by Borrower specified by Borrower to be for the payment of specific Obligations then due and payable (or prepayable) under any provision of this Agreement.

               (iii) For purposes of the foregoing, "paid in full" means payment of all amounts owing under the Loan Documents according to the terms thereof, including loan fees, service fees, professional fees, interest (and specifically including interest accrued after the commencement of any Insolvency Proceeding), default interest, interest on interest, and expense reimbursements, whether or not the same would be or is allowed or disallowed in whole or in part in any Insolvency Proceeding.

               (iv) In the event of a direct conflict between the priority provisions of this Section 2.5 and other provisions contained in any other Loan Document, it is the intention of the parties hereto that such priority provisions in such documents shall be read together and construed, to the fullest extent possible, to be in concert with each other. In the event of any actual, irreconcilable conflict that cannot be resolved as aforesaid, the terms and provisions of this Section 2.5 shall control and govern.

     2.6 Overadvances. If, at any time or for any reason, the amount of Obligations (other than Bank Product Obligations) owed by Borrower to Lender pursuant to Sections 2.1 and 2.12 is greater than either the Dollar or percentage limitations set forth in Sections 2.1 or 2.12, (an "Overadvance"), Borrower immediately shall pay to Lender, in cash, the amount of such excess, which amount shall be used by Lender to reduce the Obligations in accordance with the priorities set forth in Section 2.5(b). In addition, Borrower hereby promises to pay the Obligations (including principal, interest, fees, costs, and expenses) in Dollars in full to Lender as and when due and payable under the terms of this Agreement and the other Loan Documents.

     2.7 Interest Rates and Letter of Credit Fee: Rates, Payments, and Calculations.

          (a) Interest Rates. Except as provided in clause (c) below, all Obligations (except for undrawn Letters of Credit and except for Bank Product Obligations) that have been charged to the Loan Account pursuant to the terms hereof shall bear interest on the Daily Balance thereof as follows (i) if the relevant Obligation is an Advance that is a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin, (ii) if the relevant Obligation is a portion of the Term Loans that is a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Term Loan Margin, (iii) if the relevant Obligation is a portion of the Term Loans that is a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Term Loan Margin, and (iv) otherwise, at a per annum rate equal to the Base Rate plus the Base Rate Margin.

          (b) Letter of Credit Fee. Borrower shall pay Lender a Letter of Credit fee (in addition to the charges, commissions, fees, and costs set forth in Section 2.13(e)) which shall accrue at a rate equal to 3.50% per annum of the Daily Balance of the undrawn amount of all outstanding Letters of Credit.

          (c) Default Rate. Upon the occurrence and during the continuation of an Event of Default,

               (i) all Obligations (except for undrawn Letters of Credit and except for Bank Products Obligations) that have been charged to the Loan Account pursuant to the terms hereof shall bear interest on the Daily Balance thereof at a per annum rate equal to 3 percentage points above the per annum rate otherwise applicable hereunder, and

                  (ii) the Letter of Credit fee provided for above shall be increased to 3 percentage points above the per annum rate otherwise applicable hereunder.

          (d) Payment. Interest, Letter of Credit fees, and all other fees payable hereunder shall be due and payable, in arrears, on the first day of each month at any time that Obligations or obligation to extend credit hereunder are outstanding. Borrower hereby au+thorizes Lender, from time to time without prior notice to Borrower, to charge such interest and fees, all Lender Expenses (as and when incurred), the charges, commissions, fees, and costs provided for in
Section 2.13(e) (as and when accrued or incurred), the fees and costs provided for in Section 2.12 (as and when accrued or incurred), and all other payments as and when due and payable under any Loan Document (including the installments due and payable with respect to the Term Loans and including any amounts due and payable to Wells Fargo or its Affiliates in respect of Bank Products up to the amount of the then extant Bank Products Reserve) to Borrower's Loan Account, which amounts thereafter shall constitute Advances hereunder and shall accrue interest at the rate then applicable to Advances hereunder. Any interest not paid when due shall be compounded by being charged to Borrower's Loan Account and shall thereafter constitute Advances hereunder and shall accrue interest at the rate then applicable to Advances that are Base Rate Loans hereunder.

          (e) Computation. All interest and fees chargeable under the Loan Documents shall be computed on the basis of a 360 day year for the actual number of days elapsed. In the event the Base Rate is changed from time to time hereafter, the rates of interest hereunder based upon the Base Rate automatically and immediately shall be increased or decreased by an amount equal to such change in the Base Rate.

          (f) Intent to Limit Charges to Maximum Lawful Rate. In no event shall the interest rate or rates payable under this Agreement, plus any other amounts paid in connection herewith, exceed the highest rate permissible under any law that a court of competent jurisdiction shall, in a final determination, deem applicable. Borrower and Lender, in executing and delivering this Agreement, intend legally to agree upon the rate or rates of interest and manner of payment stated within it; provided, however, that, anything contained herein to the contrary notwithstanding, if said rate or rates of interest or manner of payment exceeds the maximum allowable under applicable law, then, ipso facto, as of the date of this Agreement, Borrower is and shall be liable only for the payment of such maximum as allowed by law, and payment received from Borrower in excess of such legal maximum, whenever received, shall be applied to reduce the principal balance of the Obligations to the extent of such excess.

          (g) Interest Payable by Canadian Guarantor. With respect to any interest payable to Lender by Canadian
Guarantor pursuant to the Loan Documents,

               (i) For purposes of disclosure under the Interest Act (Canada), where interest is calculated pursuant thereto at a rate based upon a three hundred sixty (360) day year or three hundred sixty-five (365) day year (the "First Rate"), the rate or percentage of interest on a yearly basis is equivalent to such First Rate multiplied by the actual number of days in the year divided by three hundred sixty (360) or three hundred sixty-five
     (365), as applicable.

               (ii) Notwithstanding the provisions of this Section 3 or any other provision of this Agreement, in no event shall the aggregate

     "interest" (as that term is defined in Section 347 of the Criminal Code (Canada)) with respect to any Loans by or on behalf of Lender exceed the effective annual rate of interest on the "credit advanced" (as defined therein) lawfully permitted under Section 347 of the Criminal Code (Canada). The effective annual rate of interest for such purpose shall be determined in accordance with generally accepted actuarial practices and principles over the term of the applicable Loan by or on behalf of Lender, and in the event of a dispute, a certificate of a Fellow of the Canadian Institute of Actuaries appointed by Lender will be conclusive for the purposes of such determination.

               (iii) A certificate of an authorized signing officer of Lender as to each rate of interest payable hereunder from time to time absent manifest error shall be conclusive evidence of such rate.

     For greater certainty, unless otherwise specified in this Agreement or any of the other Loan Documents, as applicable, whenever any amount is payable under this Agreement or any of the other Loan Documents by Canadian Guarantor as interest or as a fee which requires the calculation of an amount using a percentage per annum, each party to this Agreement acknowledges and agrees that such amount shall be calculated as of the date payment is due without application of the "deemed reinvestment principle" or the "effective yield method." As an example, when interest is calculated and payable monthly, the rate of interest payable per month is one twelfth (1/12) of the stated rate of interest per annum.


     2.5 Cash Management.

          (a) Borrower and Canadian Guarantor shall each (i) establish and maintain cash management services of a type and on terms satisfactory to Lender at one or more of the banks set forth on Schedule 2.8(a) (each, a "Cash Management Bank"), and shall request in writing and otherwise take such reasonable steps to ensure that all of its Account Debtors forward payment of the amounts owed by them directly to such Cash Management Bank(s), and (ii) deposit or cause to be deposited promptly, and in any event no later than the first Business Day after the date of receipt thereof, all Collections (including those sent directly by Account Debtors to a Cash Management Bank) into a bank account in Lender's name (a "Cash Management Account") at one of the Cash Management Banks.


          (b) Each Cash Management Bank shall establish and maintain Cash Management Agreements with Lender and Borrower or Canadian Guarantor, as the case may be, in form and substance acceptable to Lender. Each such Cash Management Agreement shall provide, among other things, that (i) all items of payment deposited in such Cash Management Account and proceeds thereof are held by such Cash Management Bank as agent or bailee-in-possession for Lender, (ii) the Cash Management Bank has no rights of setoff or recoupment or any other claim against the applicable Cash Management Account other than for payment of its service fees and other charges directly related to the administration of such Cash Management Account and for returned checks or other items of payment, and (iii) it immediately will forward by daily sweep all amounts in the applicable Cash Management Account to the Lender's Account except, with respect to Canadian Guarantor, in which case, the applicable Cash Management Bank shall only be required to make daily sweeps to Lender's Account upon Lender's notification to such Cash Management Bank of the occurrence of an Event of Default.

          (c) So long as no Default or Event of Default has occurred and is continuing, Borrower (on its own behalf and on behalf of Canadian Guarantor) may amend Schedule 2.8(a) to add or replace a Cash Management Bank or Cash Management Account; provided, however, that (i) such prospective Cash Management Bank shall be satisfactory to Lender and Lender shall have consented in writing in advance to the opening of such Cash Management Account with the prospective Cash Management Bank, and (ii) prior to the time of the opening of such Cash Management Account, Borrower and such prospective Cash Management Bank shall have executed and delivered to Lender a Cash Management Agreement. Borrower and Canadian Guarantor shall close any of their respective Cash Management Accounts (and establish replacement cash management accounts in accordance with the foregoing sentence) promptly and in any event within 30 days of notice from Lender that the creditworthiness of any Cash Management Bank is no longer acceptable in Lender's reasonable judgment, or as promptly as practicable and in any event within 60 days of notice from Lender that the operating performance, funds transfer, or availability procedures or performance of the Cash Management Bank with respect to Cash Management Accounts or Lender's liability under any Cash Management Agreement with such Cash Management Bank is no longer acceptable in Lender's reasonable judgment.

          (d) The Cash Management Accounts shall be cash collateral accounts, with all cash, checks and similar items of payment in such accounts securing payment of the Obligations, and in which Borrower or Canadian Guarantor, as the case may be, is hereby deemed to have granted a Lien to Lender.

     2.9 Crediting Payments; Float Charge. The receipt of any payment item by Lender (whether from transfers to Lender by the Cash Management Banks pursuant to the Cash Management Agreements or otherwise) shall not be considered a payment on account unless such payment item is a wire transfer of immediately available federal funds made to the Lender's Account or unless and until such payment item is honored when presented for payment. Should any payment item not be honored when presented for payment, then Borrower shall be deemed not to have made such payment and interest shall be calculated accordingly. Anything to the contrary contained herein notwithstanding, any payment item shall be deemed received by Lender only if it is received into the Lender's Account on a Business Day on or before 2:00 p.m. (Atlanta, Georgia time). If any payment item is received into the Lender's Account on a non-Business Day or after 2:00 p.m. (Atlanta, Georgia time) on a Business Day, it shall be deemed to have been received by Lender as of the opening of business on the immediately following Business Day. From and after the Closing Date, Lender shall be entitled to charge Borrower for one (1) Business Day of `clearance' or `float' at the rate applicable to Base Rate Loans under Section 2.7 on all Collections that are received by Borrower (regardless of whether forwarded by the Cash Management Banks to Lender). This across-the-board one (1) Business Day clearance or float charge on all Collections is acknowledged by the parties to constitute an integral aspect of the pricing of the financing of Borrower and shall apply irrespective of whether or not there are any outstanding monetary Obligations; the effect of such clearance or float charge being the equivalent of charging one (1) Business Day of interest on such Collections.

     2.10 Designated Account. Lender is authorized to make the Advances and the Term Loans, and Lender is authorized to issue the Letters of Credit, under this Agreement based upon telephonic or other instructions received from anyone purporting to be an Authorized Person, or without instructions if pursuant to
Section 2.7(d). Borrower agrees to establish and maintain the Designated Account with the Designated Account Bank for the purpose of receiving the proceeds of the Advances requested by Borrower and made by Lender hereunder. Unless otherwise agreed by Lender and Borrower, any Advance requested by Borrower and made by Lender hereunder shall be made to the Designated Account.

     2.11 Maintenance of Loan Account; Statements of Obligations. Lender shall maintain an account on its books in the name of Borrower (the "Loan Account") on which Borrower will be charged with the Term Loans, all Advances made by Lender to Borrower or for Borrower's account, the Letters of Credit issued by Lender for Borrower's account, and with all other payment Obligations hereunder or under the other Loan Documents (except for Bank Product Obligations), including, accrued interest, fees and expenses, and Lender Expenses. In accordance with
Section 2.9, the Loan Account will be credited with all payments received by Lender from Borrower or for Borrower's account, including all amounts received in the Lender's Account from any Cash Management Bank. Lender shall render statements regarding the Loan Account to Borrower, including principal, interest, fees, and including an itemization of all charges and expenses constituting Lender Expenses owing, and such statements shall be conclusively presumed to be correct and accurate and constitute an account stated between Borrower and Lender unless, within 30 days after receipt thereof by Borrower, Borrower shall deliver to Lender written objection thereto describing the error or errors contained in any such statements.

     2.12 Fees. Borrower shall pay to Lender the following fees and charges, which fees and charges shall be non-refundable when paid (irrespective of whether this Agreement is terminated thereafter):

          (a) Unused Line Fee. On the first day of each month during the term of this Agreement, an unused line fee in an amount equal to .50% per annum of the result of (a) the Maximum Revolver Amount, less (b) the sum of (i) the average Daily Balance of Advances that were outstanding during the immediately preceding month, plus (ii) the average Daily Balance of the Letter of Credit Usage during the immediately preceding month,

          (b) Fee Letter Fees. As and when due and payable under the terms of the Fee Letter, Borrower shall pay to Lender the fees set forth in the Fee Letter, and

          (c) Audit, Appraisal, and Valuation Charges. Audit, appraisal, and valuation fees and charges as follows (i) a fee of $850 per day, per auditor, plus out-of-pocket expenses for each financial audit or field examination of Borrower and/or Canadian Guarantor performed by personnel employed by Lender,
(ii) if implemented, a one time charge of $3,000 plus out-of-pocket expenses for expenses for the establishment of electronic collateral reporting systems, (iii) a fee of $1,500 per day per appraiser, plus out-of-pocket expenses, for each appraisal of the Collateral performed by personnel employed by Lender, and (iv) the actual charges paid or incurred by Lender if it elects to employ the services of one or more third Persons to perform financial audits of Borrower and/or Canadian Guarantor, to appraise the Collateral, or any portion thereof, or to assess Borrower's and/or Canadian Guarantor's business valuation.

     2.13 Letters of Credit.

          (a) Subject to the terms and conditions of this Agreement, Lender agrees to issue letters of credit for the account of Borrower (each, an "L/C") or to purchase participations or execute indemnities or reimbursement obligations (each such undertaking, an "L/C Undertaking") with respect to letters of credit issued by an Underlying Issuer (as of the Closing Date, the prospective Underlying Issuer is to be Wells Fargo) for the account of Borrower. To request the issuance of an L/C or an L/C Undertaking (or the amendment, renewal, or extension of an outstanding L/C or L/C Undertaking), Borrower shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by Lender) to Lender (reasonably in advance of the requested date of issuance, amendment, renewal, or extension) a notice requesting the issuance of an L/C or L/C Undertaking, or identifying the L/C or L/C Undertaking to be amended, renewed, or extended, the date of issuance, amendment, renewal, or extension, the date on which such L/C or L/C Undertaking is to expire, the amount of such L/C or L/C Undertaking, the name and address of the beneficiary thereof (or the beneficiary of the Underlying Letter of Credit, as applicable), and such other information as shall be necessary to prepare, amend, renew, or extend such L/C or L/C Undertaking. If requested by Lender, Borrower also shall be an applicant under the application with respect to any Underlying Letter of Credit that is to be the subject of an L/C Undertaking. Lender shall have no obligation to issue a Letter of Credit if any of the following would result after giving effect to the requested Letter of
Credit:

               (i) the Adjusted Letter of Credit Usage would exceed the Borrowing Base less the amount of outstanding Advances, or

               (ii) the Letter of Credit Usage would exceed $2,000,000, or

               (iii) the Letter of Credit Usage would exceed the Maximum Revolver Amount less the then extant amount of outstanding Advances.

          (b) Borrower and Lender acknowledge and agree that certain Underlying Letters of Credit may be issued to support letters of credit that already are outstanding as of the Closing Date. Each Letter of Credit (and corresponding Underlying Letter of Credit) shall be in form and substance acceptable to Lender (in the exercise of its Permitted Discretion), including the requirement that the amounts payable thereunder must be payable in Dollars. If Lender is obligated to advance funds under a Letter of Credit, Borrower immediately shall reimburse such L/C Disbursement to Lender by paying to Lender an amount equal to such L/C Disbursement not later than 2:00 p.m., Atlanta, Georgia time, on the date that such L/C Disbursement is made, if Borrower shall have received written or telephonic notice of such L/C Disbursement prior to 1:00 p.m., Atlanta, Georgia time, on such date, or, if such notice has not been received by Borrower prior to such time on such date, then not later than 2:00 p.m., Atlanta, Georgia time, on the Business Day that Borrower receives such notice, if such notice is received prior to 1:00 p.m., Atlanta, Georgia time, on the date of receipt, and, in the absence of such reimbursement, the L/C Disbursement immediately and automatically shall be deemed to be an Advance hereunder and, thereafter, shall bear interest at the rate then applicable to Advances that are Base Rate Loans under Section 2.7. To the extent an L/C Disbursement is deemed to be an Advance hereunder, Borrower's obligation to reimburse such L/C Disbursement shall be discharged and replaced by the resulting Advance.

          (c) Borrower and each Guarantor, jointly and severally, hereby agrees to indemnify, save, defend, and hold Lender harmless from any loss, cost, expense, or liability, and reasonable attorneys fees incurred by Lender arising out of or in connection with any Letter of Credit; provided, however, that neither Borrower nor any Guarantor shall be obligated hereunder to indemnify for any loss, cost, expense, or liability that is caused by the gross negligence or willful misconduct of Lender. Borrower and each Guarantor agrees to be bound by the Underlying Issuer's regulations and interpretations of any Underlying Letter of Credit or by Lender's interpretations of any L/C issued by Lender to or for Borrower's account, even though this interpretation may be different from Borrower's own, and Borrower and each Guarantor understands and agrees that Lender shall not be liable for any error, negligence, or mistake, whether of omission or commission, in following Borrower's instructions or those contained in the Letter of Credit or any modifications, amendments, or supplements thereto. Borrower and each Guarantor understands that the L/C Undertakings may require Lender to indemnify the Underlying Issuer for certain costs or liabilities arising out of claims by Borrower against such Underlying Issuer. Borrower and each Guarantor, jointly and severally, hereby agrees to indemnify, save, defend, and hold Lender harmless with respect to any loss, cost, expense (including reasonable attorneys fees), or liability incurred by Lender under any L/C Undertaking as a result of Lender's indemnification of any Underlying Issuer; provided, however, that Borrower and Guarantors shall not be obligated hereunder to indemnify for any loss, cost, expense, or liability that is caused by the gross negligence or willful misconduct of Lender.

          (d) Borrower hereby authorizes and directs any Underlying Issuer to deliver to Lender all instruments, documents, and other writings and property received by such Underlying Issuer pursuant to such Underlying Letter of Credit and to accept and rely upon Lender's instructions with respect to all matters arising in connection with such Underlying Letter of Credit and the related application.

          (e) Any and all charges, commissions, fees, and costs incurred by Lender relating to Underlying Letters of Credit shall be Lender Expenses for purposes of this Agreement and immediately shall be reimbursable by Borrower to Lender; it being acknowledged and agreed by Borrower that, as of the Closing Date, the issuance charge imposed by the prospective Underlying Issuer is .825% per annum of the face amount of each Underlying Letter of Credit, that such issuance charge may be changed from time to time, and that the Underlying Issuer also imposes a schedule of charges for amendments, extensions, drawings, and renewals.

          (f) If by reason of (i) any change in any applicable law, treaty, rule, or regulation or any change in the interpretation or application thereof by any Governmental Authority, or (ii) compliance by the Underlying Issuer or Lender with any direction, request, or requirement (irrespective of whether having the force of law) of any Governmental Authority or monetary authority including, Regulation D of the Federal Reserve Board as from time to time in effect (and any successor thereto):

               (i) any reserve, deposit, or similar requirement is or shall be imposed or modified in respect of any Letter of Credit issued hereunder, or

               (ii) there shall be imposed on the Underlying Issuer or Lender any other condition regarding any Underlying Letter of Credit or any Letter of Credit issued pursuant hereto,

and the result of the foregoing is to increase, directly or indirectly, the cost to Lender of issuing, making, guaranteeing, or maintaining any Letter of Credit or to reduce the amount receivable in respect thereof by Lender, then, and in any such case, Lender may, at any time within a reasonable period after the additional cost is incurred or the amount received is reduced, notify Borrower, and Borrower shall pay on demand such amounts as Lender may specify to be necessary to compensate Lender for such additional cost or reduced receipt, together with interest on such amount from the date of such demand until payment in full thereof at the rate then applicable to Base Rate Loans hereunder. The determination by Lender of any amount due pursuant to this Section, as set forth in a certificate setting forth the calculation thereof in reasonable detail, shall, in the absence of manifest or demonstrable error, be final and conclusive and binding on all of the parties hereto.

          (g) Borrower acknowledges and agrees that certain of the Qualified Import Letters of Credit may provide for the presentation of time drafts to the Underlying Issuer. If an Underlying Issuer accepts such a time draft that is presented under an Underlying Letter of Credit, it is acknowledged and agreed that (i) the Letter of Credit will require Lender to reimburse the Underlying Issuer for amounts paid on account of such time draft on or after the maturity date thereof, (ii) the pricing provisions hereof (including Sections 2.7(b) and 2.13(e)) shall continue to apply, until payment of such time draft on or after the maturity date thereof, as if the Underlying Letter of Credit were still outstanding, and (iii) on the date on which Lender makes payment to the Underlying Issuer of the amounts paid on account of such time draft, Borrower immediately shall reimburse such amount to Lender and such amount shall constitute an L/C Disbursement hereunder.

     2.14 LIBOR Option.

          (a) Interest and Interest Payment Dates. In lieu of having interest charged at the rate based upon the Base Rate, Borrower shall have the option (the "LIBOR Option") to have interest on all or a portion of the Advances or the Term Loans be charged at a rate of interest based upon the LIBOR Rate. Interest on LIBOR Rate Loans shall be payable on the earliest of (i) the last day of the Interest Period applicable thereto, (ii) the occurrence of an Event of Default in consequence of which Lender has elected to accelerate the maturity of all or any portion of the Obligations, or (iii) termination of this Agreement pursuant to the terms hereof. On the last day of each applicable Interest Period, unless Borrower properly has exercised the LIBOR Option with respect thereto, the interest rate applicable to such LIBOR Rate Loan automatically shall convert to the rate of interest then applicable to Base Rate Loans of the same type hereunder. At any time that an Event of Default has occurred and is continuing, Borrower shall no longer have the option to request that Advances or the Term Loans bear interest at the LIBOR Rate and Lender shall have the right to convert the interest rate on all outstanding LIBOR Rate Loans to the rate then applicable to Base Rate Loans hereunder.

          (b) LIBOR Election.

               (i) Borrower may, at any time and from time to time, so long as no Event of Default has occurred and is continuing, elect to exercise the LIBOR Option by notifying Lender prior to 2:00 p.m. (Atlanta, Georgia time) at least 3 Business Days prior to the commencement of the proposed Interest Period (the "LIBOR Deadline"). Notice of Borrower's election of the LIBOR Option for a permitted portion of the Advances or the Term Loans and an Interest Period pursuant to this Section shall be made by delivery to Lender of a LIBOR Notice received by Lender before the LIBOR Deadline, or by telephonic notice received by Lender before the LIBOR Deadline (to be confirmed by delivery to Lender of a LIBOR Notice received by Lender prior to 5:00 p.m. (Atlanta, Georgia time) on the same day.

               (ii) Each LIBOR Notice shall be irrevocable and binding on Borrower. In connection with each LIBOR Rate Loan, Borrower shall indemnify, defend, and hold Lender harmless against any loss, cost, or expense incurred by Lender as a result of (a) the payment of any principal of any LIBOR Rate Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any LIBOR Rate Loan other than on the last day of the Interest Period applicable thereto, or (c) the failure to borrow, convert, continue or prepay any LIBOR Rate Loan on the date specified in any LIBOR Notice delivered pursuant hereto (such losses, costs, and expenses, collectively, "Funding Losses"). Funding Losses shall be deemed to equal the amount determined by Lender to be the excess, if any, of (i) the amount of interest that would have accrued on the principal amount of such LIBOR Rate Loan had such event not occurred, at the LIBOR Rate that would have been applicable thereto, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert, or continue, for the period that would have been the Interest Period therefor), minus (ii) the amount of interest that would accrue on such principal amount for such period at the interest rate which Lender would be offered were it to be offered, at the commencement of such period, Dollar deposits of a comparable amount and period in the London interbank market. A certificate of Lender delivered to Borrower setting forth any amount or amounts that Lender is entitled to receive pursuant to this Section shall be conclusive absent manifest error.

               (iii) Borrower shall have not more than 5 LIBOR Rate Loans in effect at any given time. Borrower only may exercise the LIBOR Option for LIBOR Rate Loans of at least $1,000,000 and integral multiples of $500,000 in excess thereof.

          (c) Prepayments. Borrower may prepay LIBOR Rate Loans at any time; provided, however, that in the event that LIBOR Rate Loans are prepaid on any date that is not the last day of the Interest Period applicable thereto, including as a result of any automatic prepayment through the required application by Lender of proceeds of Collections in accordance with Section 2.5(b) or for any other reason, including early termination of the term of this Agreement or acceleration of all or any portion of the Obligations pursuant to the terms hereof, Borrower shall indemnify, defend, and hold Lender and its Participants harmless against any and all Funding Losses in accordance with clause (b)(ii) above.

          (d) Special Provisions Applicable to LIBOR Rate.

               (i) The LIBOR  Rate may be  adjusted  by Lender on a  prospective basis to take into account any additional or increased costs to Lender of maintaining or obtaining any eurodollar deposits or increased costs due to changes in applicable law occurring subsequent to the commencement of the then applicable Interest Period, including changes in tax laws (except changes of general applicability in corporate income tax laws) and changes in the reserve requirements imposed by the Board of Governors of the Federal Reserve System (or any successor), excluding the Reserve

     Percentage, which additional or increased costs would increase the cost of funding loans bearing interest at the LIBOR Rate. In any such event, Lender shall give Borrower notice of such a determination and adjustment and, upon its receipt of the notice from Lender, Borrower may, by notice to Lender
     (y) require Lender to furnish to Borrower a statement setting forth the basis for adjusting such LIBOR Rate and the method for determining the amount of such adjustment, or (z) repay the LIBOR Rate Loans with respect to which such adjustment is made (together with any amounts due under clause (b)(ii) above).

               (ii) In the event that any change in market conditions or any law, regulation, treaty, or directive, or any change therein or in the interpretation of application thereof, shall at any time after the date hereof, in the reasonable opinion of Lender, make it unlawful or impractical for Lender to fund or maintain LIBOR Advances or to continue such funding or maintaining, or to determine or charge interest rates at the LIBOR Rate, Lender shall give notice of such changed circumstances to Borrower and (y) in the case of any LIBOR Rate Loans that are outstanding, the date specified in Lender's notice shall be deemed to be the last day of the Interest Period of such LIBOR Rate Loans, and interest upon the LIBOR Rate Loans thereafter shall accrue interest at the rate then applicable to Base Rate Loans, and (z) Borrower shall not be entitled to elect the LIBOR Option until Lender determines that it would no longer be unlawful or impractical to do so.

          (e) No Requirement of Matched Funding. Anything to the contrary contained herein notwithstanding, neither Lender, nor any of its Participants, is required actually to acquire eurodollar deposits to fund or otherwise match fund any Obligation as to which interest accrues at the LIBOR Rate. The provisions of this Section shall apply as if Lender or its Participants had match funded any Obligation as to which interest is accruing at the LIBOR Rate by acquiring eurodollar deposits for each Interest Period in the amount of the LIBOR Rate Loans.

     2.15 Capital Requirements. If, after the date hereof, Lender determines that (i) the adoption of or change in any law, rule, regulation or guideline regarding capital requirements for banks or bank holding companies, or any change in the interpretation or application thereof by any Governmental Authority charged with the administration thereof, or (ii) compliance by Lender or its parent bank holding company with any guideline, request, or directive of any such entity regarding capital adequacy (whether or not having the force of law), the effect of reducing the return on Lender's or such holding company's capital as a consequence of Lender's obligations hereunder to a level below that which Lender or such holding company could have achieved but for such adoption, change, or compliance (taking into consideration Lender's or such holding company's then existing policies with respect to capital adequacy and assuming the full utilization of such entity's capital) by any amount deemed by Lender to be material, then Lender may notify Borrower thereof. Following receipt of such notice, Borrower agrees to pay Lender on demand the amount of such reduction of return of capital as and when such reduction is determined, payable within 90 days after presentation by Lender of a statement in the amount and setting forth in reasonable detail Lender's calculation thereof and the assumptions upon which such calculation was based (which statement shall be deemed true and correct absent manifest error). In determining such amount, Lender may use any reasonable averaging and attribution methods.

     2.16 Mandatory Prepayments.

          (a) Borrower shall, on the date of receipt of the proceeds from the occurrence of any Liquidity Event, prepay the Obligations in the amounts and in the order set forth in Section 2.16(b) hereof.

          (b) On the date of Borrower's receipt of the net proceeds of any Liquidity Event, so long as no Event of Default has occurred and is continuing, and Excess Availability is equal to or greater than $3,000,000, Borrower shall cause fifty (50%) percent of the net proceeds of such Liquidity Event to be paid to or delivered to Lender and such proceeds shall be applied, first, to the outstanding amount of Term Loan B, second, to the outstanding amount of Term Loan A, and then, to the outstanding amount of Advances, provided, that, to the extent the foregoing Obligations have been paid in full, Lender at its option, may hold such proceeds as cash collateral for the Obligations. In the event that on the date of Borrower's receipt of the net proceeds of any Liquidity Event, Excess Availability is less than $3,000,000, then Borrower shall pay to or deliver to Lender from the net proceeds the amount necessary to reduce the outstanding principal amount of Advances to an amount such that Excess Availability then equals $3,000,000, and to the extent that any net proceeds of such Liquidity Event remain after such application, then Borrower shall pay to Lender fifty (50%) percent of the remainder of such proceeds which shall be applied to the Obligations as follows: first, to the outstanding amount of Term Loan B, second, to the outstanding amount of Term Loan A, and then, to the outstanding amount of Advances, provided, that, to the extent the foregoing Obligations have been paid in full, Lender at its option, may hold such proceeds as cash collateral for the Obligations. In the event that any application of net proceeds to the outstanding principal amount of Subordinated Debt would cause the aggregate principal payment limitations with respect to Subordinated Debt (on an annual basis for any calendar year) as set forth in Sections 7.1
(d)(ii)to be exceeded, then amount of any such excess shall also be paid by Borrower to Lender and applied to the Obligations, in the order set forth above. Any payments received after the occurrence and during the continuance of an Event of Default shall be applied in accordance with Section 2.5(b) hereof. For purposes hereof, the term "net proceeds" shall mean the cash proceeds of any Liquidity Event after deducting all reasonable fees, costs, and expenses directly related thereto and in the case of a Liquidity Event involving the Heathrow Property, after deduction of the proceeds necessary to repay the existing financing with respect to such property.

          (c) Borrower shall, in the event that the orderly liquidation value of the Equipment or the gross quick sale value of any of the Real Property Collateral as set forth in the most recent acceptable appraisals received by Lender with respect thereto has declined so that the then outstanding principal amount of the Term Loans is more than such percentage of such appraised value as Lender used in establishing the original principal amount of the Term Loans, prepay the Terms Loans by such amount. Any prepayments made pursuant to this
Section 2.16(c) shall, so long as no Event of Default has occurred and is continuing, be applied, first to the outstanding amount of Term Loan B, and second, to the outstanding amount of Term Loan A.

          (d) All prepayments of any Term Loans shall be applied against the remaining installments (if any) of principal due on the respective Term Loans, in the inverse order of maturity. All prepayments of principal under this
Section 2.16 shall be made together with accrued and unpaid interest thereon to the date of such prepayment.

3.    CONDITIONS; TERM OF AGREEMENT.
------------------------------------

     3.1 Conditions Precedent to the Initial Extension of Credit. The obligation of Lender to make the initial Advance (or otherwise to extend any credit provided for hereunder), is subject to the fulfillment, to the satisfaction of Lender, of each of the conditions precedent set forth below:

          (a) the Closing Date shall occur on or before October 4, 2002;

          (b) Lender shall have received all financing statements required by Lender, duly executed, to the extent required, by Borrower and Canadian Guarantor, and Lender shall have received searches reflecting the filing of all such financing statements;

          (c) Lender shall have received each of the following documents, in form and substance satisfactory to Lender, duly executed, and each such document shall be in full force and effect:

               (i) the Cash Management Agreements,

               (ii) the Control Agreements,

               (iii) the Copyright Security Agreement,

               (iv) the Disbursement Letter,

               (v) the Due Diligence Letter,

               (vi) the Fee Letter,

               (vii) the Guarantees,

               (viii) the Mortgages,

               (ix) the Officers' Certificate,

               (x) the Patent Security Agreement,

               (xi) the Pay-Off Letter, together with UCC and PPSA termination statements and other documentation evidencing the termination by Existing Lender of its Liens in and to the properties and assets of Borrower, Canadian Guarantor and the other Guarantors,

               (xii) the (A) Stock Pledge Agreement, together with all certificates representing the shares of Stock of each Subsidiary of Borrower, as well as Stock powers with respect thereto endorsed in blank, and (B) Stock Pledge Agreement, together with all certificates representing the shares of Capital Stock pledged thereunder, as well as Stock powers with respect thereto endorsed in blank of all of the issued and outstanding shares of the Stock of each Subsidiary owned by Canadian Guarantor, in each case together with stock powers duly executed in blank with respect thereto;

               (xiii) the Trademark Security Agreements;

               (xiv) Term Loan A Promissory Note in the original principal amount of $2,000,000, issued by Borrower payable to Lender; and

               (xv) Term Loan B Promissory Note in the original principal amount of $1,000,000, issued by Borrower payable to Lender.

          (d) Lender shall have received a certificate from the Secretary of Borrower attesting to the resolutions of Borrower's Board of Directors authorizing its execution, delivery, and performance of this Agreement and the other Loan Documents to which Borrower is a party and authorizing specific officers of Borrower to execute the same;

          (e) Lender shall have received the Intercreditor Agreement, in form and substance satisfactory to Lender, as duly authorized, executed and delivered by the Subordinate Note Agent, Subordinated Noteholders, Borrower and Guarantors;

          (f) Lender shall have received the Subordinated Note Purchase Agreement, as amended and restated on the date hereof and the other Subordinated Debt Agreements and all related agreements, documents and instruments, which shall each be in form and substance satisfactory to Lender;

          (g) Lender shall have received evidence of credit insurance for Accounts owing by account debtors and an endorsement naming Lender as loss payee with respect thereto, in each case in form and substance satisfactory to Lender;

          (h)  Lender  shall  have  received  copies  of  Borrower's   Governing
Documents, as amended, modified, or supplemented to the Closing Date, certified by the Secretary of Borrower;

          (i) Lender shall have received a certificate of status with respect to Borrower, dated within 10 days of the Closing Date, such certificate to be issued by the appropriate officer of the jurisdiction of organization of Borrower, which certificate shall indicate that Borrower is in good standing in such jurisdiction;

          (j) Lender shall have received certificates of status with respect to Borrower, each dated within 30 days of the Closing Date, such certificates to be issued by the appropriate officer of the jurisdictions (other than the jurisdiction of organization of Borrower) in which its failure to be duly qualified  or  licensed  would  constitute  a  Material  Adverse  Change,  which certificates shall indicate that Borrower is in good standing in such jurisdictions;

          (k) Lender shall have received a certificate from the Secretary of each Guarantor (other than DIM) attesting to the resolutions of each Guarantor's Board of Directors authorizing its execution, delivery, and performance of the Loan Documents to which such Guarantor is a party and authorizing specific officers of such Guarantor to execute the same;

          (l) Lender shall have received copies of each Guarantor's Governing Documents, as amended, modified, or supplemented to the Closing Date, certified by the Secretary of such Guarantor;

          (m) Lender shall have received a certificate of status with respect to Canadian Guarantor, dated within 30 days of the Closing Date, such certificate to be issued by the appropriate officer of the jurisdiction of organization of Canadian Guarantor, which certificate shall indicate that Canadian Guarantor is in good standing in such jurisdiction;

          (n) Lender shall have received certificates of status with respect to Canadian Guarantor, each dated within 30 days of the Closing Date, such certificates to be issued by the appropriate officer of the jurisdictions (other than the jurisdiction of organization of Canadian Guarantor) in which its failure to be duly qualified or licensed would constitute a Material Adverse Change, which certificates shall indicate that Canadian Guarantor is in good standing in such jurisdictions;

          (o) Lender shall have received a certificate of insurance, together with the endorsements thereto, as are required by Section 6.8, the form and substance of which shall be satisfactory to Lender;

          (p) Lender shall have received Collateral Access Agreements with respect to the locations listed on Schedule 3.1 (p) hereto;

          (q) Lender shall have received licensor agreements, in form and substance satisfactory to Lender, from each of the licensors of intellectual property to Borrower or Canadian Guarantor listed on Schedule 3.1 (q), as applicable, duly authorized, executed and delivered by the parties thereto, provided, that, in the event such agreements are not provided, Lender may exercise its right to establish a reserve in accordance with Section 2.1(b)(iv);

          (r) Lender shall have received an opinion of Borrower's and Canadian Guarantor's counsel in form and substance satisfactory to Lender;

          (s) Lender shall have received satisfactory evidence (including a certificate of the chief financial officer of Borrower for itself and each of its Subsidiaries) that all tax returns required to be filed by Borrower and Canadian Guarantor have been timely filed and all taxes upon Borrower, Canadian Guarantor or its properties, assets, income, and franchises (including Real Property taxes and payroll taxes) have been paid prior to delinquency, except such taxes that are the subject of a Permitted Protest;

          (t) Borrower shall have the Required Availability after giving effect to the initial extensions of credit hereunder;

          (u) Lender shall have completed its business, legal, and collateral due diligence, including (i) a collateral audit and review of Borrower's and Canadian Guarantor's books and records and verification of Borrower's representations and warranties to Lender, the results of which shall be satisfactory to Lender, and (ii) an inspection of each of the locations where Inventory is located, the results of which shall be satisfactory to Lender;

          (v) Lender shall have received completed reference checks with respect to Borrower's senior management, the results of which are satisfactory to Lender in its sole discretion;

          (w) Lender shall have received an appraisal of the Net Liquidation Percentage applicable to Borrower's and Canadian Guarantor's Inventory and an appraisal of Borrower's Equipment, the results of which shall be satisfactory to Lender;

          (x) Lender shall have received Borrower's Closing Date Business Plan;

          (y) Borrower shall pay all Lender Expenses incurred in connection with the transactions evidenced by this Agreement;

          (z) Lender shall have received (i) appraisals of the Real Property Collateral satisfactory to Lender, and (ii) mortgagee title insurance policies (or marked commitments to issue the same) for the Real Property Collateral (exclusive of the NCR Properties) issued by a title insurance company satisfactory to Lender (each a "Mortgage Policy" and, collectively, the "Mortgage Policies") in amounts satisfactory to Lender assuring Lender that the Mortgages on such Real Property Collateral are valid and enforceable first priority mortgage Liens on such Real Property Collateral free and clear of all defects and encumbrances except Permitted Liens, and the Mortgage Policies otherwise shall be in form and substance satisfactory to Lender;

          (aa) Lender shall have received a phase-I environmental report and a real estate survey with respect to each parcel composing the Real Property Collateral owned by Borrower (other than the NCR Properties); the environmental consultants and surveyors retained for such reports or surveys, the scope of the reports or surveys, and the results thereof shall be acceptable to Lender;

          (bb) Lender shall have received the most recent year-end financial statements of Staples, Inc. and School Specialty, Inc., each of which shall be satisfactory to Lender;

          (cc) Lender shall have received an assignment, in form and substance satisfactory to Lender, of all of Borrower's right, title and interest in and to the Deer Lake Note and Mortgage;

          (dd) Lender shall have received a copy of the latest version of the Purchase and Sale Agreement between Borrower and NCR Buyer, with respect to the NCR Division, which agreement shall be in form and substance satisfactory to Lender;

          (ee) Borrower and Guarantors shall have received all licenses, approvals or evidence of other actions required by any Governmental Authority in connection with the execution and delivery by Borrower and such Guarantor of this Agreement or any other Loan Document or with the consummation of the transactions contemplated hereby and thereby;

          (ff) Lender shall have received evidence satisfactory to Lender, that Borrower has qualified to do business in New Jersey, Minnesota, West Virginia, or has filed a business activities report with the applicable division of taxation, the department of revenue, or with such other state offices, as appropriate, for the then-current year, or is exempt from such filing requirement; and

          (gg) all other documents and legal matters in connection with the transactions contemplated by this Agreement shall have been delivered, executed, or recorded and shall be in form and substance satisfactory to Lender.

     3.2 Conditions Subsequent to the Initial Extension of Credit. The obligation of Lender to continue to make Advances (or otherwise extend credit hereunder) is subject to the fulfillment, on or before the date applicable thereto, of each of the conditions subsequent set forth below (the failure by Borrower to so perform or cause to be performed constituting an Event of Default):

          (a) within 30 days of the Closing Date, deliver to Lender certified copies of the policies of insurance, together with the endorsements thereto, as are required by Section 6.8, the form and substance of which shall be satisfactory to Lender and its counsel;

          (b) within 30 days of the Closing Date, Canadian Guarantor shall have established a lockbox and blocked account, in Canada with a Cash Management Bank acceptable to Lender, and such Cash Management Bank shall have entered into a Cash Management Agreement with Lender and Borrower or Canadian Guarantor, as the case may be, in form and substance acceptable to Lender in accordance with
Section 2.8 hereof;

          (c) within 90 days of the Closing Date to the extent that the NCR Properties have not been sold, deliver to Lender, mortgagee title insurance policies (or marked commitments to issue the same) for the Real Property Collateral issued by a title insurance company satisfactory to Lender in amounts satisfactory to Lender assuring Lender that the Mortgages on such Real Property Collateral are valid and enforceable first priority mortgage Liens on such Real Property Collateral free and clear of all defects and encumbrances except Permitted Liens, and the Mortgage Policies otherwise shall be in form and substance satisfactory to Lender;

          (d) within 60 days of the Closing Date, Lender shall have received a phase-II environmental report with respect to each parcel composing the Real Property Collateral owned by Borrower in Sandusky, Ohio; the environmental consultants and surveyors retained for such reports or surveys, the scope of the reports or surveys, and the results thereof shall be acceptable to Lender.

          (e) within 30 days of the Closing Date, Lender shall have received a certificate from the Secretary of each of DEL and DT-China attesting to the resolutions of each such Guarantor's Board of Directors authorizing its execution, delivery and performance of the Loan Documents to which such Guarantor is a party and authorizing specific officers of such Guarantor to execute the same, each in form and substance satisfactory to Lender and its counsel;

          (f) within 30 days of the Closing Date, Lender shall have received copies of the Governing Documents of each of DEL and DT-China, as amended, modified, or supplemented to the date thereof, certified by the Secretary of such Guarantor, each in form and substance satisfactory to Lender and its counsel; and

          (g) within 30 days of the Closing Date, Lender shall have received copies of the articles of incorporation or formation certified by the appropriate government official of the jurisdiction of formation for each of DEL, Grupo, CD, Servidix and DT-China.

     3.3 Conditions Precedent to all Extensions of Credit. The obligation of Lender to make all Advances (or to extend any other credit hereunder) shall be subject to the following conditions precedent:

          (a) the representations and warranties contained in this Agreement and the other Loan Documents shall be true and correct in all material respects on and as of the date of such extension of credit, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date),

          (b) no Default or Event of Default shall have occurred and be continuing on the date of such extension of credit, nor shall either result from the making thereof,

          (c) no injunction, writ, restraining order, or other order of any nature prohibiting, directly or indirectly, the extending of such credit shall have been issued and remain in force by any Governmental Authority against Borrower , Lender, or any of their Affiliates;

          (d) no Material Adverse Change shall have occurred; and

          (e) In the case of Advances made or to be made based upon Eligible Accounts or Special Program Accounts of the Canadian Guarantor included in the Borrowing Base, no requirement of the Minister of National Revenue for payment pursuant to Section 224, or any successor section, of the Income Tax Act (Canada) or Section 317, of any successor section of the Excise Act (Canada) or any comparable provision of similar legislation shall have been received by Lender or any other Person in respect of Canadian Guarantor or otherwise issued in respect of Canadian Guarantor.

     3.4 Term. This Agreement shall become effective upon the execution and delivery hereof by Borrower, Guarantors and Lender and shall continue in full force and effect for a term ending on October 3, 2005 (the "Maturity Date"). The foregoing notwithstanding, Lender shall have the right to terminate its obligations under this Agreement immediately and without notice upon the occurrence and during the continuation of an Event of Default.

     3.5 Effect of Termination. On the date of termination of this Agreement, all Obligations (including contingent reimbursement obligations of Borrower with respect to outstanding Letters of Credit and including all Bank Products Obligations) immediately shall become due and payable without notice or demand (including (a) either (i) providing cash collateral to be held by Lender in an amount equal to 105% of the then extant Letter of Credit Usage, or (ii) causing the original Letters of Credit to be returned to Lender, and (b) providing cash collateral to be held by Lender for the benefit of Wells Fargo or its Affiliates with respect to the then extant Bank Products Obligations). No termination of this Agreement, however, shall relieve or discharge Borrower of its duties, Obligations, or covenants hereunder and the Lender's Liens in the Collateral shall remain in effect until all Obligations have been fully and finally discharged and Lender's obligations to provide additional credit hereunder have been terminated. When this Agreement has been terminated and all of the Obligations have been fully and finally discharged and Lender's obligations to provide additional credit under the Loan Documents have been terminated irrevocably and Lender has received release documentation satisfactory to it, Lender will, at Borrower's sole expense, execute and deliver any UCC and PPSA termination statements, lien releases, mortgage releases, re-assignments of trademarks, discharges of security interests, and other similar discharge or release documents (and, if applicable, in recordable form) as are reasonably necessary to release, as of record, the Lender's Liens and all notices of security interests and liens previously filed by Lender with respect to the Obligations.

     3.6 Early Termination by Borrower. Borrower has the option, at any time upon 90 days prior written notice to Lender, to terminate this Agreement by paying to Lender, in cash, the Obligations (including (a) either (i) providing cash collateral to be held by Lender in an amount equal to 105% of the then extant Letter of Credit Usage, or (ii) causing the original Letters of Credit to be returned to Lender, and (b) providing cash collateral to be held by Lender for the benefit of Wells Fargo or its Affiliates with respect to the then extant Bank Products Obligations), in full, together with the Applicable Prepayment Premium. If Borrower has sent a notice of termination pursuant to the provisions of this Section, then Lender's obligations to extend credit hereunder shall terminate and Borrower shall be obligated to repay the Obligations (including
(a) either (i) providing cash collateral to be held by Lender in an amount equal to 105% of the then extant Letter of Credit Usage, or (ii) causing the original Letters of Credit to be returned to Lender, and (b) providing cash collateral to be held by Lender for the benefit of Wells Fargo or its Affiliates with respect to the then extant Bank Products Obligations), in full, together with the Applicable Prepayment Premium, on the date set forth as the date of termination of this Agreement in such notice. In the event of the termination of this Agreement and repayment of the Obligations at any time prior to the Maturity Date, for any other reason, including (a) termination upon the election of Lender to terminate after the occurrence of an Event of Default, (b) foreclosure and sale of Collateral, (c) sale of the Collateral in any Insolvency Proceeding, or (iv) restructure, reorganization, or compromise of the Obligations by the confirmation of a plan of reorganization or any other plan of compromise, restructure, or arrangement in any Insolvency Proceeding, then, in view of the impracticability and extreme difficulty of ascertaining the actual amount of damages to Lender or profits lost by Lender as a result of such early termination, and by mutual agreement of the parties as to a reasonable estimation and calculation of the lost profits or damages of Lender, Borrower shall pay the Applicable Prepayment Premium to Lender, measured as of the date of such termination.

4. CREATION OF SECURITY INTEREST.
---------------------------------

     4.1 Grant of Security Interest. (a) Borrower hereby grants to Lender a continuing security interest in all of its right, title, and interest in all currently existing and hereafter acquired or arising Personal Property Collateral in order to secure prompt repayment of any and all of the Obligations in accordance with the terms and conditions of the Loan Documents and in order to secure prompt performance by Borrower of each of its covenants and duties under the Loan Documents. The Lender's Liens in and to the Personal Property Collateral shall attach to all Personal Property Collateral without further act on the part of Lender or Borrower. Anything contained in this Agreement or any other Loan Document to the contrary notwithstanding, except for Permitted Dispositions, Borrower has no authority, express or implied, to dispose of any item or portion of the Collateral.

          (b) Canadian Guarantor hereby grants to Lender a continuing security interest in all of its right, title, and interest in all currently existing and hereafter acquired or arising Personal Property Collateral in order to secure prompt repayment of any and all of its Obligations in accordance with the terms and conditions of its Guarantee and the other Loan Documents and in order to secure prompt performance by Canadian Guarantor of each of its covenants and duties under its Guarantee and the other Loan Documents. The Lender's Liens in and to the Personal Property Collateral shall attach to all Personal Property

Collateral without further act on the part of Lender or Canadian Guarantor. Anything contained in this Agreement or any other Loan Document to the contrary notwithstanding, except for Permitted Dispositions, Canadian Guarantor has no authority, express or implied, to dispose of any item or portion of the Collateral.

     4.2 Negotiable Collateral. In the event that any Collateral, including proceeds, is evidenced by or consists of Negotiable Collateral, and if and to the extent that perfection or priority of Lender's security interest is dependent on or enhanced by possession, Borrower, or Canadian Guarantor, as the case may be, immediately upon the request of Lender, shall endorse and deliver physical possession of such Negotiable Collateral to Lender.

     4.3 Collection of Accounts, General Intangibles, and Negotiable Collateral. At any time after the occurrence and during the continuation of an Event of Default, Lender or Lender's designee may (a) notify Account Debtors of Borrower or Canadian Guarantor, as the case may be, that the Accounts, chattel paper, or General Intangibles have been assigned to Lender or that Lender has a security interest therein, or (b) collect the Accounts, chattel paper, or General Intangibles directly and charge the collection costs and expenses to the Loan Account. Borrower and Canadian Guarantor each agrees that it will hold in trust for Lender, as Lender's trustee, any Collections that it receives and immediately will deliver said Collections to Lender or a Cash Management Bank in their original form as received by Borrower or Canadian Guarantor, as the case may be.

     4.4 Delivery of Additional Documentation Required. At any time upon the request of Lender, Borrower or Canadian Guarantor, as the case may be, shall execute and deliver to Lender, any and all financing statements, original financing statements in lieu of continuation statements, fixture filings, security agreements, pledges, assignments, endorsements of certificates of title, and all other documents (the "Additional Documents") that Lender may request in its Permitted Discretion, in form and substance satisfactory to Lender, to perfect and continue perfected or better perfect the Lender's Liens in the Collateral (whether now owned or hereafter arising or acquired), to create and perfect Liens in favor of Lender in any Real Property acquired after the Closing Date, and in order to fully consummate all of the transactions contemplated hereby and under the other Loan Documents. To the maximum extent permitted by applicable law, Borrower and Canadian Guarantor, each authorizes Lender to execute any such Additional Documents in Borrower's or Canadian Guarantor, as the case may be, name and authorizes Lender to file such executed Additional Documents in any appropriate filing office. In addition, on such periodic basis as Lender shall require, Borrower shall (a) provide Lender with a report of all new patentable, copyrightable, or trademarkable materials acquired or generated by Borrower or Canadian Guarantor, as the case may be, during the prior period, (b) cause all patents, copyrights, and trademarks acquired or generated by Borrower or Canadian Guarantor, as the case may be, that are not already the subject of a registration with the appropriate filing office (or an application therefor diligently prosecuted) to be registered with such appropriate filing office in a manner sufficient to impart constructive notice of Borrower's or Canadian Guarantor, as the case may be, ownership thereof, and
(c) cause to be prepared, executed, and delivered to Lender supplemental schedules to the applicable Loan Documents to identify such patents, copyrights, and trademarks as being subject to the security interests created thereunder.

     4.5 Power of Attorney. Borrower and Canadian Guarantor each hereby irrevocably makes, constitutes, and appoints Lender (and any of Lender's officers, employees, or agents designated by Lender) as its true and lawful attorney, with power to (a) if Borrower or Canadian Guarantor, as the case may be, refuses to, or fails timely to execute and deliver any of the documents described in Section 4.4, sign the name of Borrower or Canadian Guarantor, as the case may be, on any of the documents described in Section 4.4, (b) at any time that an Event of Default has occurred and is continuing, sign Borrower's or Canadian Guarantor's, as the case may be, name on any invoice or bill of lading relating to the Collateral, drafts against Account Debtors, or notices to Account Debtors, (c) send requests for verification of Accounts, (d) endorse Borrower's or Canadian Guarantor's, as the case may be, name on any Collection item that may come into Lender's possession, (e) at any time that an Event of Default has occurred and is continuing, make, settle, and adjust all claims under Borrower's or Canadian Guarantor's, as the case may be, policies of insurance and make all determinations and decisions with respect to such policies of insurance, and (f) at any time that an Event of Default has occurred and is continuing, settle and adjust disputes and claims respecting the Accounts, chattel paper, or General Intangibles directly with Account Debtors, for amounts and upon terms that Lender determines to be reasonable, and Lender may cause to be executed and delivered any documents and releases that Lender determines to be necessary. The appointment of Lender as Borrower's or Canadian Guarantor's, as the case may be, attorney, and each and every one of its rights and powers, being coupled with an interest, is irrevocable until all of the Obligations have been fully and finally repaid and performed and Lender's obligations to extend credit hereunder are terminated.

     4.6 Right to Inspect. Lender and its officers, employees, or agents shall have the right, from time to time hereafter to inspect the Books and to check, test, and appraise the Collateral in order to verify Borrower's and Canadian Guarantor's financial condition or the amount, quality, value, condition of, or any other matter relating to, the Collateral. With respect to Inventory: upon Lender's request, Borrower shall, at its expense, no more than four (4) times in any twelve (12) month period, but at any time or times as Lender may request on or after an Event of Default, deliver or cause to be delivered to Lender written appraisals as to the Inventory (of both Canadian Guarantor and Borrower) in form, scope and methodology acceptable to Lender and by an appraiser acceptable to Lender, addressed to Lender and upon which Lender is expressly permitted to rely. With respect to the Equipment and Real Property Collateral, upon Lender's request, Borrower, at its expense, no more than four (4) times in any twelve
(12) month period prior to the repayment in full of the Term Loans and no more than once in any twelve (12) month period thereafter, but at any time or times as Lender may request on or after an Event of Default, deliver or cause to be delivered to Lender written appraisals as to the Equipment and/or the Real Property Collateral in form, scope and methodology acceptable to Lender and by an appraiser acceptable to Lender, addressed to Lender and upon which Lender is expressly permitted to rely. Lender shall also have the right to conduct field examinations, at Borrower's expense, once each fiscal quarter of the Collateral and Borrower's and Canadian Guarantor's operations.

          4.7 Control Agreements. Borrower and Canadian Guarantor each agrees that it will not transfer assets out of any Securities Accounts other than as permitted under Section 7.19 and, if to another securities intermediary, unless each of Borrower or Canadian Guarantor, as the case may be, Lender, and the substitute securities intermediary have entered into a Control Agreement. No arrangement contemplated hereby or by any Control Agreement in respect of any Securities Accounts or other Investment Property shall be modified by Borrower or Canadian Guarantor, as the case may be, without the prior written consent of Lender. Upon the occurrence and during the continuance of a Default or Event of Default, Lender may notify any securities intermediary to liquidate the applicable Securities Account or any related Investment Property maintained or held thereby and remit the proceeds thereof to the Lender's Account.

5. REPRESENTATIONS AND WARRANTIES.
----------------------------------

     In order to induce Lender to enter into this Agreement, Borrower and each Guarantor, jointly and severally, makes the following representations and warranties to Lender which shall be true, correct, and complete, in all material respects, as of the date hereof, and shall be true, correct, and complete, in all material respects, as of the Closing Date, and at and as of the date of the making of each Advance (or other extension of credit) made thereafter, as though made on and as of the date of such Advance (or other extension of credit) (except to the extent that such representations and warranties relate solely to an earlier date) and such representations and warranties shall survive the execution and delivery of this Agreement:

     5.1 No Encumbrances. Borrower and Canadian Guarantor, each has good and indefeasible title to the Collateral and the Real Property, free and clear of Liens except for Permitted Liens.

     5.2 Eligible Accounts and Eligible Special Program Accounts. The Eligible Accounts and Special Program Accounts are bona fide existing payment obligations of Account Debtors created by the sale and delivery of Inventory or the rendition of services to such Account Debtors in the ordinary course of either Borrower's or Canadian Guarantor's business, owed to Borrower or Canadian Guarantor, as the case may be, without defenses, disputes, offsets, counterclaims, or rights of return or cancellation. As to each Account that is identified by Borrower as an Eligible Account or an Eligible Special Program Account in a borrowing base report submitted to Lender, such Account is not excluded as ineligible by virtue of one or more of the excluding criteria set forth in the definition of Eligible Accounts or Eligible Special Program Accounts, as the case may be.

     5.3 Eligible Inventory. All Eligible Inventory is of good and merchantable quality, free from defects. As to each item of Inventory that is identified by Borrower as Eligible Inventory in a borrowing base report submitted to Lender, such Inventory is not excluded as ineligible by virtue of one or more of the excluding criteria set forth in the definition of Eligible Inventory.

     5.4 Equipment. All of the Equipment is used or held for use in Borrower's or such Guarantor's business and is fit for such purposes.

     5.5 Location of Inventory and Equipment. The Inventory and Equipment are not stored with a bailee, warehouseman, or similar party and are located only at the locations identified on Schedule 5.5.

     5.6 Inventory Records. Borrower and each Guarantor keep correct and accurate records itemizing and describing the type, quality, and quantity of its Inventory and the book value thereof.

     5.7 Location of Chief Executive Office; FEIN. The chief executive office of Borrower is located at the address indicated in Schedule 5.7 and Borrower's FEIN is identified in Schedule 5.7.

     5.8 Due Organization and Qualification; Subsidiaries

          (a) Borrower and each Guarantor is duly organized and existing and in good standing under the laws of the jurisdiction of its organization and qualified to do business in any state where the failure to be so qualified reasonably could be expected to have a Material Adverse Change.

          (b) Set forth on Schedule 5.8(b), is a complete and accurate description of the authorized capital Stock of Borrower, by class, and, as of the Closing Date, a description of the number of shares of each such class that are issued and outstanding. Other than as described on Schedule 5.8(b), there are no subscriptions, options, warrants, or calls relating to any shares of Borrower's capital Stock, including any right of conversion or exchange under any outstanding security or other instrument. Borrower is not subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of its capital Stock or any security convertible into or exchangeable for any of its capital Stock.

          (c) Set forth on Schedule 5.8(c), is a complete and accurate list of Borrower's direct and indirect Subsidiaries, showing: (i) the jurisdiction of their organization, (ii) the number of shares of each class of common and preferred Stock authorized for each of such Subsidiaries, and (iii) the number and the percentage of the outstanding shares of each such class owned directly or indirectly by Borrower. All of the outstanding capital Stock of each such Subsidiary has been validly issued and is fully paid and non-assessable.

          (d) Except as set forth on Schedule 5.8(b), there are no subscriptions, options, warrants, or calls relating to any shares of Borrower's or Subsidiaries' capital Stock, including any right of conversion or exchange under any outstanding security or other instrument. Neither Borrower nor any of its Subsidiaries is subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of Borrower's Subsidiaries' capital Stock or any security convertible into or exchangeable for any such capital Stock.

     5.9 Due Authorization; No Conflict.

          (a) The execution, delivery, and performance by Borrower and Guarantors of this Agreement and the Loan Documents to which it is a party have been duly authorized by all necessary action on the part of Borrower or such Guarantor, as the case may be.

          (b) The execution, delivery, and performance by Borrower and each Guarantor of this Agreement and the Loan Documents to which it is a party do not and will not (i) violate any provision of federal, state, or local law or regulation applicable to Borrower or such Guarantor, as the case may be, the Governing Documents of Borrower or such Guarantor, as the case may be, or any order, judgment, or decree of any court or other Governmental Authority binding on Borrower or such Guarantor, as the case may be, (ii) conflict with, result in a breach of, or constitute (with due notice or lapse of time or both) a default under any material contractual obligation of Borrower or such Guarantor, as the case may be, (iii) result in or require the creation or imposition of any Lien of any nature whatsoever upon any properties or assets of Borrower or such Guarantor, as the case may be, other than Permitted Liens, or (iv) require any approval of Borrower's or such Guarantor's, as the case may be, interestholders or any approval or consent of any Person under any material contractual obligation of Borrower or such Guarantor, as the case may be.

          (c) Other than the filing of financing statements, fixture filings, and Mortgages, the execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which Borrower is a party do not and will not require any registration with, consent, or approval of, or notice to, or other action with or by, any Governmental Authority or other Person.

          (d) This Agreement and the other Loan Documents to which Borrower is a party, and all other documents contemplated hereby and thereby, when executed and delivered by Borrower will be the legally valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms, except as enforcement may be limited by equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws relating to or limiting creditors' rights generally.

          (e) The Lender's Liens are validly created, perfected, and first priority Liens, subject only to Permitted Liens.

          (f) The execution, delivery, and performance by each Guarantor of the Loan Documents to which such Guarantor is a party do not and will not require any registration with, consent, or approval of, or notice to, or other action with or by, any Governmental Authority or other Person.

          (g) The Loan Documents to which each Guarantor is a party, and all other documents contemplated hereby and thereby, when executed and delivered by such Guarantor will be the legally valid and binding obligations of such Guarantor, enforceable against such Guarantor in accordance with their respective terms, except as enforcement may be limited by equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws relating to or limiting creditors' rights generally.

     5.10 Litigation. Other than those matters disclosed on Schedule 5.10, there are no actions, suits, or proceedings pending or, to the best knowledge of Borrower, threatened against Borrower, or any of its Subsidiaries, as applicable, except for (a) matters that are fully covered by insurance (subject to customary deductibles), and (b) matters arising after the Closing Date that, if decided adversely to Borrower, or any of its Subsidiaries, as applicable, reasonably could not be expected to result in a Material Adverse Change.

     5.11 No Material Adverse Change. All financial statements relating to Borrower or any of its Subsidiaries that have been delivered by Borrower or such Guarantor to Lender have been prepared in accordance with GAAP (except, in the case of unaudited financial statements, for the lack of footnotes and being subject to year-end audit adjustments) and present fairly in all material respects, Borrower's and its Subsidiaries' financial condition as of the date thereof and results of operations for the period then ended. There has not been a Material Adverse Change with respect to Borrower (or any Guarantor, as applicable) since the date of the latest financial statements submitted to Lender on or before the Closing Date except for the events reflected in the Projections previously delivered to Lender.

     5.12 Fraudulent Transfer.

          (a) Borrower and each Guarantor is Solvent.

          (b) No transfer of property is being made by Borrower or any Guarantor and no obligation is being incurred by Borrower or any Guarantor in connection with the transactions contemplated by this Agreement or the other Loan Documents with the intent to hinder, delay, or defraud either present or future creditors of Borrower or any Guarantor.

     5.13 Employee Benefits.

          (a) Each Benefit Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other Federal or State law. Each Benefit Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the Internal Revenue Service and to the best of Borrower's knowledge, nothing has occurred which would cause the loss of such qualification. Borrower and its ERISA Affiliates have made all required contributions to any Benefit Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Benefit Plan.

          (b) There are no pending, or to the best of Borrower's knowledge, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Benefit Plan. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Benefit Plan.

          (c) (i) No ERISA Event has occurred or is reasonably expected to occur except for the ERISA Events described on Schedule 5.13; (ii) the current value of each Benefit Plan's assets (determined in accordance with the assumptions used for funding such Benefit Plan pursuant to Section 412 of the Code) are not less than such Benefit Plan's liabilities under Section 4001(a)(16) of ERISA;
(iii) Borrower and its ERISA Affiliates, have not incurred and do not reasonably expect to incur, any liability under Title IV of ERISA with respect to any Benefit Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) each Borrower and their ERISA Affiliates, have not incurred and do not reasonably expect to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer
Plan; and (v) Borrower and its ERISA Affiliates, have not engaged in a transaction that would be subject to Section 4069 or 4212(c) of ERISA.

          (d) With respect to any Canadian Pension Plan (i) such Canadian Pension Plan is duly registered under all applicable Federal or Provincial pension benefits legislation, (ii) all obligations of Borrower and Canadian Guarantor (including fiduciary, funding, investment and administration obligations) required to be performed by Borrower or Canadian Guarantor, as the case may be, in connection with such Canadian Pension Plan or the funding agreements therefor have been performed in a timely fashion and there are no outstanding disputes concerning the assets held pursuant to any such funding agreement, (iii) all contributions or premiums required to be made by Borrower and Canadian Guarantor to such Canadian Pension Plan have been made in a timely fashion in accordance with the terms of such Canadian Pension Plan and applicable laws and regulations, (iv) all employee contributions to such Canadian Pension Plan required to be made by way of authorized payroll deduction have been properly withheld by Borrower and Canadian Guarantor and fully paid into such Canadian Pension Plan in a timely fashion, (v) all reports and disclosures relating to such Canadian Pension Plan required to be provided by Borrower and Canadian Guarantor under any applicable laws or regulations have been filed or distributed in a timely fashion, (vi) to the best of the knowledge of each Borrower, there have been no improper withdrawals, or applications of, the assets of any of such Canadian Pension Plan, (vii) to the best of the knowledge of Borrower and Canadian Guarantor, no amount is owing by such

Canadian Pension Plan under the Income Tax Act (Canada) or any provincial taxation statute, (viii) any Canadian Pension Plan which is required to be funded in accordance with applicable Federal or Provincial pension benefits legislation is fully funded both on an ongoing basis and on a solvency basis (using actuarial assumptions and methods which are consistent with the valuations last filed with the applicable governmental authorities and which are consistent with generally accepted actuarial principles) and (ix) to the best of the knowledge of Borrower and Canadian Guarantor, such Canadian Pension Plan is not the subject of an investigation or any other proceeding by any applicable governmental authorities or any other action or a claim and there exists no state of facts which after notice or lapse of time or both could reasonably be expected to give rise to any such proceeding, action or claim.

     5.14 Environmental Condition. Except as set forth on Schedule 5.14, (a) to Borrower's knowledge, none of Borrower's or Canadian Guarantor's assets has ever been used by Borrower or Canadian Guarantor or by previous owners or operators in the disposal of, or to produce, store, handle, treat, release, or transport, any Hazardous Materials, where such production, storage, handling, treatment, release or transport was in violation, in any material respect, of applicable Environmental Law, (b) to Borrower's and Canadian Guarantor's knowledge, none of Borrower's or Canadian Guarantor's properties or assets has ever been designated or identified in any manner pursuant to any environmental protection statute as a Hazardous Materials disposal site, (c) Neither Borrower or Canadian Guarantor has received notice that a Lien arising under any Environmental Law has attached to any revenues or to any Real Property owned or operated by Borrower or Canadian Guarantor, as the case may be, and (d) Neither Borrower or Canadian Guarantor, as the case may be, has received a summons, citation, notice, or directive from the Environmental Protection Agency or any other federal or state governmental agency concerning any action or omission by Borrower or Canadian Guarantor, as the case may be, resulting in the releasing or disposing of Hazardous Materials into the environment. Borrower and Canadian Guarantor each represents and warrants to Lender that it has delivered to Lender all environmental reports issued with respect to all of the Real Property Collateral.

     5.15 Brokerage Fees. Borrower has not utilized the services of any broker or finder in connection with Borrower's obtaining financing from Lender under this Agreement and no brokerage commission or finders fee is payable by Borrower in connection herewith.

     5.16 Intellectual Property. Each of Borrower and Canadian Guarantor, as the case may be, owns, or holds licenses in, all trademarks, trade names, copyrights, patents, patent rights, and licenses that are necessary to the conduct of its business as currently conducted. Attached hereto as Schedule 5.16 is a true, correct, and complete listing of all material patents, patent applications, trademarks, trademark applications, copyrights, and copyright registrations as to which Borrower or Canadian Guarantor, as the case may be, is the owner or is an exclusive licensee. Canadian Guarantor does not own or hold licenses in any copyrights, patents, patent rights, or licenses. No intellectual property at any time used by Borrower or Canadian Guarantor, as the case may be, which is owned by another person or owned by Borrower or Canadian Guarantor, as the case may be, is subject to any security interest, lien, charge, collateral assignment, pledge, hypothec or other encumbrance in favor of any person other than Lender or is used in connection with the sale of any Inventory except to the extent permitted under the terms of a valid and enforceable license agreement between Borrower or Canadian Guarantor, as the case may be, and the owner of such Intellectual Property (collectively, together with any such agreements or arrangements entered into by Borrower or Canadian Guarantor after the date hereof, the "License Agreements", sometimes being referred to herein individually as a "License Agreement").

     5.17 Leases. Borrower and Canadian Guarantor each enjoys peaceful and undisturbed possession under all leases material to the business of Borrower or Canadian Guarantor, as the case may be, and to which it is a party or under which it is operating. All of such leases are valid and subsisting and no material default by Borrower or Canadian Guarantor exists under any of them.

     5.18 DDAs. Set forth on Schedule 5.18 are all of Borrower's and Canadian Guarantor's DDAs, including, with respect to each depository (i) the name and address of such depository, and (ii) the account numbers of the accounts maintained with such depository.

     5.19 Complete Disclosure. All factual information (taken as a whole) furnished by or on behalf of Borrower or any of its Subsidiaries in writing to Lender (including all information contained in the Schedules hereto or in the other Loan Documents) for purposes of or in connection with this Agreement, the other Loan Documents, or any transaction contemplated herein or therein is, and all other such factual information (taken as a whole) hereafter furnished by or on behalf of Borrower or any of its Subsidiaries in writing to Lender will be, true and accurate, in all material respects, on the date as of which such information is dated or certified and not incomplete by omitting to state any fact necessary to make such information (taken as a whole) not misleading in any material respect at such time in light of the circumstances under which such information was provided. On the Closing Date, the Closing Date Projections represent, and as of the date on which any other Projections are delivered to Lender, such additional Projections represent Borrower's good faith best estimate of its and its respective Subsidiaries' future performance for the periods covered thereby.

     5.20 Tax Returns. Borrower and each of its Subsidiaries has filed, or caused to be filed, in a timely manner all tax returns, reports and declarations which are required to be filed by it. All information in such tax returns, reports and declarations is complete and accurate in all material respects except as set forth on Schedule 5.20. Borrower and each of its Subsidiaries has paid or caused to be paid all taxes due and payable or claimed due and payable in any assessment received by it, and has collected, deposited and remitted in accordance with all applicable laws all sales and/or use taxes applicable to the conduct of its business, except taxes the validity of which are being contested in good faith by appropriate proceedings diligently pursued and available to Borrower or such Subsidiary and with respect to which adequate reserves have been set aside on its books. Adequate provision has been made for the payment of all accrued and unpaid Federal, State, provincial, county, local, foreign and other taxes whether or not yet due and payable and whether or not disputed. Borrower and Canadian Guarantor has each collected and deposited in a separate bank account or remitted to the appropriate tax authority all sales and/or use taxes applicable to its business required to be collected under the laws of the United States or Canada and each possession or territory thereof, and each State or political subdivision thereof, including any State or Province in which Borrower or Canadian Guarantor owns any Inventory or owns or leases any other property. Neither Borrower nor any Subsidiary of Borrower know of any proposed additional tax assessment against it or any other Persons consolidated with Borrower that could reasonably be expected to result in a Material Adverse Change.

     5.21 Indebtedness. Set forth on Schedule 5.21 is a true and complete list of all Indebtedness of Borrower and its Subsidiaries outstanding immediately prior to the Closing Date that is to remain outstanding after the Closing Date and such Schedule accurately reflects the aggregate principal amount of such Indebtedness and the principal terms thereof.

     5.22 Inactive Subsidiaries.  Each of Borrower's  Subsidiaries identified on
Schedule 5.22 hereof (a) has no material assets or (b) has been dissolved or liquidated.


     5.23 Leased Equipment.

          (a) None of the equipment leased by Borrower from Bankers Direct Leasing, a division of EAB Leasing Corp., a Pennsylvania corporation, pursuant to the terms of the Master Lease Agreement, dated as of January 5, 2000, between Borrower and Bankers Direct Leasing, a division of EAB Leasing Corp., (i) is located at either the Sandusky, Ohio or Versailles, Missouri, operations of Borrower and (ii) was not included in the appraisal of Borrower's Equipment delivered to Lender in satisfaction of Section 3.1 (w).

          (b) Certain of the equipment leased by Borrower from BA Leasing & Capital Corporation, a California corporation, pursuant to the terms of the Lease Intended as Security, dated as of June 25, 1998, between Borrower and BA Leasing & Capital Corporation, is located at either the Sandusky, Ohio or Versailles, Missouri, operations of Borrower but was not included in the appraisal of Borrower's Equipment delivered to Lender in satisfaction of Section
3.1 (w).

6. AFFIRMATIVE COVENANTS.
-------------------------

     Borrower and each Guarantor covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, Borrower and each Guarantor shall and shall cause each of its Subsidiaries to do all of the following:

     6.1 Accounting System. Maintain a system of accounting that enables Borrower to produce financial statements in accordance with GAAP and maintain records pertaining to the Collateral that contain information as from time to time reasonably may be requested by Lender. Borrower and Canadian Guarantor also shall keep an inventory reporting system that shows all additions, sales, claims, returns, and allowances with respect to the Inventory.

     6.2 Collateral Reporting. Provide Lender with the following documents at the following times in form satisfactory to Lender:


|==============================================================================|
|                                                                              |
|Daily             (a) a sales journal, collection journal, and credit register|
|                  since the last such schedule and a calculation of the       |
|                  Borrowing Base as of such date, and                         |
|                                                                              |
|                  (b) notice of all returns, disputes, or claims.             |
|------------------------------------------------------------------------------|
|------------------------------------------------------------------------------|
|                                                                              |
|Weekly            (c) Inventory reports specifying Borrower's and Canadian    |
|                  Guarantor's cost and the wholesale market value of its      |
|                  Inventory, by category, with additional detail showing      |
|                  additions to and deletions from the Inventory.              |
|                                                                              |
|                  (d) a detailed aging, by total, of the Accounts, together   |
|                  with a reconciliation to the detailed calculation of the    |
|                  Borrowing Base previously provided to Lender,               |
|                                                                              |
|                  (e) a detailed calculation of the Borrowing Base (including |
|                  detail regarding those Accounts that are not Eligible       |
|                  Accounts or Eligible Special Program Accounts),             |
|------------------------------------------------------------------------------|

|------------------------------------------------------------------------------|
|                  (e) a detailed calculation of the Borrowing Base (including |
|                  detail regarding those Accounts that are not Eligible       |
|                  Accounts or Eligible Special Program Accounts),             |
|------------------------------------------------------------------------------|
|                                                                              |
|Monthly (not       (f) satisfactory reporting related to payroll, real estate |
|later than the     and excise taxes and Borrower and Canadian Guarantor,      |
|10th day of each                                                              |
|month)             (g) a summary aging, by vendor, of Borrower's and Canadian |
|                   Guarantor's accounts payable and any book overdraft,       |
|                                                                              |
|                   (h) a  calculation of Dilution for Borrower and Canadian   |
|                   Guarantor for  the prior month,                            |
|------------------------------------------------------------------------------|
|------------------------------------------------------------------------------|
|                                                                              |
|Quarterly          (i) a detailed list of  Borrower's and Canadian Guarantor's|
|                   customers,                                                 |
|                                                                              |
|                   (j) a report regarding Borrower's and Canadian Guarantor's |
|                   accrued, but unpaid, ad valorem taxes,                     |
|------------------------------------------------------------------------------|
|------------------------------------------------------------------------------|
|                                                                              |
|Upon request by    (k) copies of invoices in connection with the Accounts,    |
|Lender             credit memos, remittance advices, deposit slips, shipping  |
|                   and delivery documents in connection with the Accounts and,|
|                   for Inventory and Equipment acquired by Borrower and       |
|                   Canadian Guarantor, purchase orders and invoices, and      |
|                                                                              |
|                   (l) such other reports as to the Collateral, or the        |
|                   financial condition of Borrower and its Subsidiaries, as   |
|                   Lender may request.                                        |
================================================================================
      In addition, Borrower and Canadian Guarantor agree to cooperate fully with Lender to facilitate and implement a system of electronic collateral reporting in order to provide electronic reporting of each of the items set forth above.

     6.3 Financial Statements, Reports, Certificates. Deliver to Lender:

          (a) as soon as available, but in any event within 30 days (provided, that, in the case of a month that is the end of one of the first 3 fiscal quarters in a fiscal year, within 45 days, and to the extent that the SEC has extended the time for filing such financial statements, then fifty (50) days) after the end of each month during each of Borrower's fiscal years,

               (i)  a  company  prepared   consolidated  balance  sheet,  income
     statement,   and  statement  of  cash  flow  covering  Borrower's  and  its
     Subsidiaries' operations during such period,

               (ii) a certificate signed by the chief financial officer of Borrower to the effect that:

                    (A) the financial  statements  delivered hereunder have been prepared in accordance with GAAP (except for the lack of footnotes and being subject to year-end audit adjustments) and fairly present in all material respects the financial condition of Borrower and its Subsidiaries,

                    (B) the representations and warranties of Borrower contained in this Agreement and the other Loan Documents are true and correct in all material respects on and as of the date of such certificate, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date), and

                    (C) there does not exist any condition or event that constitutes a Default or Event of Default (or, to the extent of any non-compliance, describing such non-compliance as to which he or she may have knowledge and what action Borrower has taken, is taking, or proposes to take with respect thereto), and

               (iii) for each month that is the date on which a financial covenant in Section 7.20 is to be tested, a Compliance Certificate demonstrating, in reasonable detail, compliance at the end of such period with the applicable financial covenants contained in Section 7.20, and

          (b) as soon as available, but in any event within 90 days after the end of each of Borrower's fiscal years (provided, that, to the extent that the SEC has granted additional time to file such financial statements, then within 105 days),

               (i) financial statements of Borrower and its Subsidiaries for each such fiscal year, audited by independent certified public accountants reasonably acceptable to Lender and certified, without any qualifications, by such accountants to have been prepared in accordance with GAAP (such audited financial statements to include a balance sheet, income statement, and statement of cash flow and, if prepared, such accountants' report to management),

               (ii) a certificate of such accountants addressed to Lender stating that such accountants do not have knowledge of the existence of any Default or Event of Default under Section 7.20,

          (c) as soon as available, but in any event within 30 days prior to the start of each of Borrower's fiscal years,

               (i) copies of Borrower's Projections, in form and substance (including as to scope and underlying assumptions) satisfactory to Lender, in its sole discretion, for the forthcoming 3 years, year by year, and for the forthcoming fiscal year, month by month, certified by the chief financial officer of Borrower as being such officer's good faith best estimate of the financial performance of Borrower during the period covered thereby,

          (d) in the event that Borrower proposes to make a payment of Indebtedness in respect of the Subordinated Debt Agreements permitted in Section 7.1(d)(ii)(G), then no later than November 30th of any year, with respect to a proposed payment on December 31st of such year and no later than May 30th of any year, with respect to a proposed payment on June 30th of such year,

               (i) copies of Borrower's Projections, in form and substance (including as to scope and underlying assumptions) satisfactory to Lender, in its sole discretion, for the immediately succeeding twelve month period, month by month, certified by the chief financial officer of Borrower as being such officer's good faith best estimate of the financial performance of Borrower during the period covered thereby,

          (e) if and when filed by Borrower or any Subsidiary,

               (i) Form 10-Q quarterly reports, Form 10-K annual reports, and Form 8-K current reports or similar reports required to be filed by any Governmental Authority,

               (ii) any other filings made by Borrower or any Subsidiary with the SEC or similar Governmental Authority,

               (iii) copies of federal income tax returns, and any amendments thereto, filed with the Internal Revenue Service or similar Governmental Authority in another jurisdiction, and

               (iv) any other information that is provided by Borrower to its shareholders generally,

          (f) if and when filed by Borrower or any Subsidiary and as requested by Lender, satisfactory evidence of payment of applicable excise taxes in each jurisdictions in which (i) Borrower or any Subsidiary conducts business or is required to pay any such excise tax, (ii) where Borrower's or any Subsidiary's failure to pay any such applicable excise tax would result in a Lien on the properties or assets of Borrower or any Subsidiary, or (iii) where Borrower's or any Subsidiary's failure to pay any such applicable excise tax reasonably could be expected to result in a Material Adverse Change,

          (g) as soon as Borrower or any Subsidiary has knowledge of any event or condition that constitutes a Default or an Event of Default, notice thereof and a statement of the curative action that Borrower or such Subsidiary proposes to take with respect thereto, and

          (h) upon the request of Lender, any other report reasonably requested relating to the financial condition of Borrower or any of its Subsidiaries.

            In addition to the financial statements referred to above, Borrower agrees to deliver quarterly balance sheets and income statements prepared on a consolidating basis and agrees that no Subsidiary of Borrower will have a fiscal year different from that of Borrower except for Subsidiaries incorporated under the laws of Mexico. Borrower agrees that its independent certified public accountants are authorized to communicate with Lender and to release to Lender whatever financial information concerning Borrower or any of its Subsidiaries Lender reasonably may request. Borrower waives the right to assert a confidential relationship, if any, it may have with any accounting firm or service bureau in connection with any information requested by Lender pursuant to or in accordance with this Agreement, and agrees that Lender may contact directly any such accounting firm or service bureau in order to obtain such information. Lender will use reasonable efforts to notify Borrower prior to any proposed call or meeting with any such accounting firm or service bureau, and Borrower may elect to participate in such call or attend such meeting.

     6.4 Guarantor Reports. Cause each Guarantor to deliver its annual financial statements at the time when Borrower provides its audited financial statements to Lender and copies of all income tax returns as soon as the same are available and in any event no later than 30 days after the same are required to be filed by law.

     6.5 Return. Cause returns and allowances, as between Borrower and its Account Debtors, to be on the same basis and in accordance with the usual customary practices of Borrower or Canadian Guarantor, as the case may be, as they exist at the time of the execution and delivery of this Agreement. If, at a time when no Event of Default has occurred and is continuing, any Account Debtor returns any Inventory to Borrower or Canadian Guarantor, as the case may be, Borrower or Canadian Guarantor, as the case may be, promptly shall determine the reason for such return and, if Borrower accepts such return, issue a credit memorandum (with a copy to be sent to Lender) in the appropriate amount to such Account Debtor. If, at a time when an Event of Default has occurred and is continuing, any Account Debtor returns any Inventory to Borrower or Canadian Guarantor, as the case may be, Borrower or Canadian Guarantor, as the case may be, promptly shall determine the reason for such return and, if Lender consents (which consent shall not be unreasonably withheld), issue a credit memorandum (with a copy to be sent to Lender) in the appropriate amount to such Account Debtor.

     6.6 Maintenance of Properties. Maintain and preserve all of its properties which are necessary or useful in the proper conduct to its business in good working order and condition, ordinary wear and tear excepted, and comply at all times with the provisions of all leases to which it is a party as lessee so as to prevent any loss or forfeiture thereof or thereunder.

     6.7 Taxes. Cause all assessments and taxes, whether real, personal, or otherwise, due or payable by, or imposed, levied, or assessed against Borrower or any of its Subsidiaries, or any of its assets to be paid in full, before delinquency or before the expiration of any extension period, except to the extent that the validity of such assessment or tax shall be the subject of a Permitted Protest. Borrower and each of its Subsidiaries, will make timely payment or deposit of all tax payments and withholding taxes required of it by applicable laws, including those laws concerning F.I.C.A., F.U.T.A., state disability, and local, state, provincial and federal income taxes, and will, upon request, furnish Lender with proof satisfactory to Lender indicating that Borrower and each of its Subsidiaries has made such payments or deposits. Borrower (for itself and each of its Subsidiaries) shall deliver satisfactory evidence of payment of applicable excise taxes in each jurisdictions in which Borrower or any of its Subsidiaries is required to pay any such excise tax.

      6.8   Insurance.

          (a) At Borrower's expense, maintain insurance on behalf of itself and each of its Subsidiaries respecting their assets wherever located, covering loss or damage by fire, theft, explosion, and all other hazards and risks as ordinarily are insured against by other Persons engaged in the same or similar businesses. Borrower and Canadian Guarantor also shall maintain business interruption, public liability, and product liability insurance, as well as insurance against larceny, embezzlement, and criminal misappropriation. All such policies of insurance shall be in such amounts and with such insurance companies as are reasonably satisfactory to Lender. Borrower shall (for itself and on behalf of Canadian Guarantor) deliver copies of all such policies to Lender with a satisfactory lender's loss payable endorsement naming Lender as sole loss payee or additional insured, as appropriate. Each policy of insurance or endorsement shall contain a clause requiring the insurer to give not less than

30 days prior written notice to Lender in the event of cancellation of the policy for any reason whatsoever.

          (b) Borrower (for itself and on behalf of Canadian Guarantor) shall give Lender prompt notice of any loss covered by such insurance. Lender shall have the exclusive right to adjust any losses payable under any such insurance policies in excess of $50,000, without any liability to Borrower or any Subsidiary whatsoever in respect of such adjustments. Any monies received as payment for any loss under any insurance policy mentioned above (other than liability insurance policies) or as payment of any award or compensation for condemnation or taking by eminent domain, shall be paid over to Lender to be applied at the option of Lender either to the prepayment of the Obligations or shall be disbursed to Borrower under staged payment terms reasonably satisfactory to Lender for application to the cost of repairs, replacements, or restorations. Any such repairs, replacements, or restorations shall be effected with reasonable promptness and shall be of a value at least equal to the value of the items of property destroyed prior to such damage or destruction.

          (c) Borrower nor Canadian Guarantor will take out separate insurance concurrent in form or contributing in the event of loss with that required to be maintained under this Section 6.8, unless Lender is included thereon as named insured with the loss payable to Lender under a lender's loss payable endorsement or its equivalent. Borrower immediately shall notify Lender whenever such separate insurance is taken out, specifying the insurer thereunder and full particulars as to the policies evidencing the same, and copies of such policies promptly shall be provided to Lender.

     6.9 Location of Inventory and Equipment. Keep the Inventory and Equipment only at the locations identified on Schedule 5.5; provided, however, that Borrower (on its own behalf and on behalf of Canadian Guarantor) may amend
Schedule 5.5 so long as such amendment occurs by written notice to Lender not less than 30 days prior to the date on which Inventory or Equipment is moved to such new location, so long as such new location is within the continental United States or Canada, and so long as, at the time of such written notification, Borrower or Canadian Guarantor provides any financing statements or PPSA financing statements or fixture filings necessary to perfect and continue perfected the Lender's Liens on such assets and also provides to Lender a Collateral Access Agreement.

     6.10 Compliance with Laws. Comply with the requirements of all applicable laws, rules, regulations, and orders of any Governmental Authority, including the Fair Labor Standards Act and the Americans With Disabilities Act, other than laws, rules, regulations, and orders the non-compliance with which, individually or in the aggregate, would not result in and reasonably could not be expected to result in a Material Adverse Change.

     6.11 Leases. Pay when due all rents and other amounts payable under any leases to which Borrower or Canadian Guarantor is a party or by which Borrower's or Canadian Guarantor's, as the case may be, properties and assets are bound, unless such payments are the subject of a Permitted Protest.

     6.12 Brokerage Commissions. Pay any and all brokerage commission or finders fees incurred in connection with or as a result of Borrower's obtaining financing from Lender under this Agreement. Borrower agrees and acknowledges that payment of all such brokerage commissions or finders fees shall be the sole responsibility of Borrower, and Borrower agrees to indemnify, defend, and hold Lender harmless from and against any claim of any broker or finder arising out of Borrower's obtaining financing from Lender under this Agreement.

     6.13 Existence. At all times preserve and keep in full force and effect Borrower's and each Subsidiary (other than the Subsidiaries identified on Schedule 5.22 hereof) valid existence and good standing and any rights and franchises material to Borrower's or such Subsidiary's businesses.

     6.14 Environmental. Keep any property either owned or operated by Borrower or Canadian Guarantor, as the case may be, free of any Environmental Liens or post bonds or other financial assurances sufficient to satisfy the obligations or liability evidenced by such Environmental Liens, (b) comply, in all material respects, with Environmental Laws and provide to Lender documentation of such compliance which Lender reasonably requests, (c) promptly notify Lender of any release of a Hazardous Material in any reportable quantity from or onto property owned or operated by Borrower or Canadian Guarantor, as the case may be, and take any Remedial Actions required to abate said release or otherwise to come into compliance with applicable Environmental Law, and (d) promptly provide Lender with written notice within 10 days of the receipt of any of the following: (i) notice that an Environmental Lien has been filed against any of the real or personal property of Borrower or Canadian Guarantor, as the case may be, (ii) commencement of any Environmental Action or notice that an Environmental Action will be filed against Borrower or Canadian Guarantor, as the case may be, and (iii) notice of a violation, citation, or other administrative order which reasonably could be expected to result in a Material Adverse Change.

     6.15 Disclosure Updates. Promptly and in no event later than 5 Business Days after obtaining knowledge thereof, (a) notify Lender if any written information, exhibit, or report furnished to Lender contained any untrue statement of a material fact or omitted to state any material fact necessary to make the statements contained therein not misleading in light of the circumstances in which made, and (b) correct any defect or error that may be discovered therein or in any Loan Document or in the execution, acknowledgment, filing, or recordation thereof.

     6.16 Compliance with ERISA. (a) Borrower shall, and shall cause each of its ERISA Affiliates, to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other Federal and State law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; (c) not terminate any of such Plans so as to incur any material liability to the Pension Benefit Guaranty Corporation; (d) not allow or suffer to exist any prohibited transaction involving any of such Plans or any trust created thereunder which would subject Borrower, or such ERISA Affiliate to a material tax or penalty or other liability on prohibited transactions imposed under Section 4975 of the Code or ERISA; (e) make all required contributions to any Plan which it is obligated to pay under Section 302 of ERISA, Section 412 of the Code or the terms of such Plan; (f) not allow or suffer to exist any accumulated funding deficiency, whether or not waived, with respect to any such Plan; or (g) allow or suffer to exist any occurrence of a reportable event or any other event or condition which presents a material risk of termination by the Pension Benefit Guaranty Corporation of any such Plan that is a single employer plan, which termination could result in any material liability to the Pension Benefit Guaranty Corporation.

          (b) With respect to any Canadian  Pension  Plan,  Borrower or Canadian
Guarantor: (i) shall administer such Canadian Pension Plan in all material respects in accordance with the requirements of the applicable pension plan texts, funding agreements, the Income Tax Act (Canada) and applicable federal or provincial pension benefits legislation, (ii) shall use its best efforts to deliver to Lender an undertaking of the funding agent for each Canadian Pension Plan stating that the funding agent will notify Lender within seven (7) days of

Borrower's or Canadian Guarantor's, as applicable, failure to make any required contribution to the applicable Canadian Pension Plan, (iii) without the prior written consent of Lender, shall not terminate, or cause to be terminated, subject to compliance with applicable provincial or federal pension benefits legislation and the Income Tax Act (Canada), any Canadian Pension Plan, if such plan would have a solvency deficiency on termination, (iv) shall promptly provide Lender with any documentation relating to any Canadian Pension Plan as Lender may reasonably request, subject to compliance with applicable legislation governing privacy of information, and (v) shall notify Lender within thirty (30) days of (A) the establishment of a Canadian Pension Plan, and (B) the commencement of payment of contributions to a Canadian Pension Plan to which Borrower or Canadian Guarantor had not previously been contributing.

     6.17 License Agreements. Give Lender prompt written notice of any License Agreement entered into by Borrower or Canadian Guarantor after the date hereof, together with a true, correct and complete copy thereof and such other information with respect thereto as Lender may request.

7. NEGATIVE COVENANTS.
----------------------

     Borrower and each Guarantor covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, Borrower will not and will not permit any of its Subsidiaries to do any of the following:

     7.1 Indebtedness.  Create, incur, assume, permit,  guarantee,  or otherwise
become  or  remain,   directly  or  indirectly,   liable  with  respect  to  any
Indebtedness, except:

          (a) Indebtedness evidenced by this Agreement and the other Loan Documents, together with Indebtedness owed to Underlying Issuers with respect to Underlying Letters of Credit,

          (b) Indebtedness set forth on Schedule 5.21,

          (c) Permitted Purchase Money Indebtedness,

          (d) Indebtedness of Borrower evidenced by or arising under the Subordinated Debt Agreements as in effect on the date hereof, provided, that:

               (i) the aggregate principal amount of such Indebtedness shall not exceed $17,071,466, less the aggregate amount of all repayments, repurchases or redemptions, whether optional or mandatory, in respect thereof, plus interest thereon at the rate provided for in the Subordinated Debt Agreements as in effect on the date hereof,

               (ii) Borrower nor any of its Subsidiaries shall, directly or indirectly, make any payments in respect of such Indebtedness, except that Borrower may make:

                    (A) on the date hereof, (1) accrued and unpaid interest in arrears in respect of the Subordinated Debt in an amount not greater than $2,200,000 and (2) accrued and unpaid principal in arrears in respect of the Subordinated Debt in an amount not greater than $1,000,000, provided, that Excess Availability, on the date hereof, and after giving effect to each such payment, shall not be less than $5,000,000,

                    (B) regularly scheduled payments of interest after the date hereof in respect of the Subordinated Debt in accordance with the terms of the Subordinated Debt Agreements as in effect on the date hereof; provided, that, as to any such regularly scheduled payment of interest, each of the following conditions is satisfied as determined by Lender in good faith: (1) as of the date of any such payment and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing, and (2) as of the date of such payment and immediately after giving effect thereto, Excess Availability shall not be less than $3,000,000,

                    (C) regularly scheduled payments of principal in respect of the Subordinated Debt due in the calendar year 2002, in accordance with the terms of the Subordinated Debt Agreements as in effect on the date hereof; provided, that, as to any such regularly scheduled payment of principal, each of the following conditions is satisfied as determined by Lender in good faith: (1) as of the date of any such payment and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing, (2) as of the date of such payment and immediately after giving effect thereto, Excess Availability shall not be less than $3,000,000, (3) after giving effect to any proposed principal payment, the aggregate amount of all principal payments made in the calendar year 2002, in respect of the Subordinated Debt shall not exceed $1,500,000 (including for purposes of this calculation, the amount of the principal payment, if any, made pursuant to Section 7.1(d)(ii)(A) hereof and the amount of any prepayments of principal made as a result of the occurrence of a Liquidity Event),and provided, that, in any event, the aggregate amount of scheduled principal payments in any one calendar month during 2002 shall not exceed $50,000,

                    (D) regularly scheduled payments of principal in respect of the Subordinated Debt due in the calendar year 2003, in accordance with the terms of the Subordinated Debt Agreements as in effect on the date hereof; provided, that, as to any such regularly scheduled payment of principal, each of the following conditions is satisfied as determined by Lender in good faith: (1) as of the date of any such payment and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing, (2) as of the date of such payment and immediately after giving effect thereto, Excess Availability shall not be less than $3,000,000, and (3) after giving effect to any proposed principal payment, the aggregate amount of all principal payments made in the calendar year 2003 (including the amount of any prepayments of principal made as a result of the occurrence of a Liquidity Event), in respect of the Subordinated Debt shall not exceed $2,000,000, and provided, that, in any event, the aggregate amount of scheduled principal payments in any one calendar month during 2003 shall not exceed $50,000;

                    (E) regularly scheduled payments of principal in respect of the Subordinated Debt due in the calendar year 2004, in accordance with the terms of the Subordinated Debt Agreements as in effect on the date hereof; provided, that, as to any such regularly scheduled payment of principal, each of the following conditions is satisfied as determined by Lender in good faith: (1) as of the date of any such payment and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing, (2) as of the date of such payment and immediately after giving effect thereto, Excess Availability shall not be less than $3,000,000, and (3) after giving effect to any proposed principal payment, the aggregate amount of all principal payments made in the calendar year 2004 (including the amount of any prepayments of principal made as a result of the occurrence of a Liquidity Event), in respect of the Subordinated Debt shall not exceed $2,000,000, and provided, that, in any event, the aggregate amount of scheduled principal payments in any one calendar month during 2004 shall not exceed $150,000, and

                    (F) regularly scheduled payments of principal in respect of the Subordinated Debt due in the calendar year 2005, in accordance with the terms of the Subordinated Debt Agreements as in effect on the date hereof; provided, that, as to any such regularly scheduled payment of principal, each of the following conditions is satisfied as determined by Lender in good faith: (1) as of the date of any such payment and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing, (2) as of the date of such payment and immediately after giving effect thereto, Excess Availability shall not be less than $3,000,000, and (3) after giving effect to any proposed principal payment, the aggregate amount of all principal payments made in the calendar year 2005 (including the amount of any prepayments of principal made as a result of the occurrence of a Liquidity Event), in respect of the Subordinated Debt shall not exceed $1,000,000, and provided, that, in any event, the aggregate amount of scheduled principal payments in any one calendar month during 2005 shall not exceed $150,000, and

                    (G) in addition to the regularly scheduled payments of principal after the date hereof in respect of the Subordinated Debt permitted in accordance with Sections 7.1 (d)(ii)(A), (B), (C), (D),
          (E) and (F) above, additional payments of principal on December 31 and June 30 of each of those calendar years; provided, that, the amount of any such payment shall not exceed the lesser of (i) the lesser of (A) the average daily Excess Availability for the thirty (30) day period immediately prior to the date of such proposed payment less $3,000,000 or (B) Excess Availability on the day of such proposed payment less $3,000,000, (ii) the lowest projected Excess Availability for any calendar month during the succeeding twelve (12) month period less $3,000,000 (based on projections (in form satisfactory to Lender) delivered by Borrower to Lender, in respect of any proposed December 31 payment, no later than November 30th of such calendar year, and in respect of any proposed June 30th payment, no later than May 30th of such calendar year) or (iii) the amount equal to the difference between the aggregate amount of all principal payments already made in the applicable calendar year and the limit set forth in clause (3) of the subsection of Section of 7.1(d)(ii)(A), (B), (C), (D), (E) and (F) which addresses the aggregate amount of permitted principal payments for such calendar year; provided, that, as of the date of any such payment and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing;

                    (H) in  addition  to the  regularly  scheduled  payments  of principal after the date hereof in respect of the Subordinated Debt permitted in accordance with Sections 7.1 (d)(ii)(A), (B), (C), (D),
          (E) and (F) above, additional payments of principal may also be made in connection with the occurrence of a Liquidity Event as follows: so long as no Event of Default has occurred and is continuing, and on the date of the proposed Liquidity Event Excess Availability equals or exceeds $3,000,000, then, Borrower may pay to or deliver to Subordinated Note Agent, fifty (50%) percent of the net proceeds of such Liquidity Event for payment to the Subordinated Noteholders, and in the event that on the date of the proposed Liquidity Event Excess Availability is less than $3,000,000, then the net proceeds shall be applied, first, to the then outstanding principal amount of Advances as set forth in Section 2.16 hereof, such that the outstanding principal amount of the Advances shall be reduced such that Excess Availability equals at least $3,000,000, and to the extent that any net proceeds of such Liquidity Event remain after such application, fifty (50%) percent of the net proceeds shall be applied to the payment of the Obligations as set forth in Section 2.16 and fifty (50%) percent may be paid to Subordinated Note Agent in respect of the Subordinated Debt, provided, that, in the event that any proposed payment to Subordinated Note Agent of any Liquidity Event net proceeds would cause the aggregate principal payment limitations with respect to Subordinated Debt (on an annual basis as set forth in Sections 7.1
          (d)(ii)) to be exceeded, then amount of any such excess shall be paid to Lender and applied to the Obligations as set forth in Section 2.16 hereof;

                  (iii) Borrower shall not, directly or indirectly, amend, modify, alter or change in any material respect any terms of the Subordinated Debt the Subordinated Debt Agreements or any related agreements, documents or instruments, except that Borrower may, after prior written notice to Lender, amend, modify, alter or change the terms thereof so as to extend the maturity thereof or defer the timing of any payments in respect thereof, or to forgive or cancel any portion of such Indebtedness other than pursuant to payments thereof, or to reduce the interest rate or any fees in connection therewith, or redeem, retire, defease, purchase or otherwise acquire such Indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, and in the event that Borrower wants to make principal payments in excess of the annual limitations set forth in clause (3) of Sections 7.1(d)(ii)(C), (D), (E) and (F) Borrower must obtain Lender's prior written consent; and

                  (iv) Borrower shall furnish to Lender all notices or demands in connection with such Indebtedness received by Borrower or any Guarantor or on its behalf, promptly after receipt thereof or sent by Borrower or any Guarantor or on its behalf concurrently with the sending thereof;

                    (e) refinancings, renewals, or extensions of Indebtedness permitted under clauses (b), (c) and (d) of this Section 7.1 (and continuance or renewal of any Permitted Liens associated therewith) so long as: (i) the terms and conditions of such refinancings, renewals, or extensions do not, in Lender's judgment, materially impair the prospects of repayment of the Obligations by Borrower or any Guarantor or materially impair Borrower's or any Guarantor's creditworthiness,
          (ii) such refinancings, renewals, or extensions do not result in an increase in the principal amount of, or interest rate with respect to, the Indebtedness so refinanced, renewed, or extended, (iii) such refinancings, renewals, or extensions do not result in a shortening of the average weighted maturity of the Indebtedness so refinanced, renewed, or extended, nor are they on terms or conditions that, taken as a whole, are materially more burdensome or restrictive to Borrower or any Guarantor, and (iv) if the Indebtedness that is refinanced, renewed, or extended was subordinated in right of payment to the Obligations, then the terms and conditions of the refinancing, renewal, or extension Indebtedness must include subordination terms and conditions that are at least as favorable to Lender as those that were applicable to the refinanced, renewed, or extended Indebtedness; provided, that, (A) any refinancing of the Subordinated Debt shall in addition to satisfying the foregoing conditions shall also have a stated maturity date that occurs after the Maturity Date, and (B) any refinancing of the Indebtedness of Borrower which is currently secured by the Heathrow Facility shall permit Lender to have a second lien on the Heathrow Facility,

          (f) Indebtedness composing Permitted Investments, and

          (g) Indebtedness of Subsidiaries listed on Schedule 5.21, and Indebtedness of Subsidiaries of Borrower (other than Indebtedness evidenced by the Loan Documents) created after the date hereof, provided, that, the aggregate principal amount of all such Indebtedness outstanding at any time shall not exceed the US Dollar Equivalent $20,000,000.

     7.2 Liens. Create, incur, assume, or permit to exist, directly or indirectly, any Lien on or with respect to any of its assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom, except for Permitted Liens (including Liens that are replacements of Permitted Liens to the extent that the original Indebtedness is refinanced, renewed, or extended under Section 7.1(e) and so long as the replacement Liens only encumber those assets that secured the refinanced, renewed, or extended Indebtedness).

     7.3 Restrictions on Fundamental Changes.

          (a)  Enter  into  any  merger,   consolidation,   reorganization,   or
recapitalization, or reclassify its Stock.

          (b) Liquidate, wind up, or dissolve itself (or suffer any liquidation or dissolution).

          (c) Convey, sell, lease, license, assign, transfer, or otherwise dispose of, in one transaction or a series of transactions, all or any substantial part of its assets.

     7.4 Disposal of Assets. Convey, sell, lease, license, assign, transfer, or otherwise dispose of Borrower's or any Subsidiary's assets except (a) Permitted Dispositions, and (b) the sale of the NCR Division, provided, that, each of the following conditions is satisfied in the determination of Lender: (i) Lender has received a copy of the Purchase and Sale Agreement, which is in form and substance satisfactory to Lender, (ii) the purchase price for the NCR Division is at least $2,500,000, (iii) any promissory note to be made by NCR Buyer in favor of Borrower in respect of the purchase price shall not exceed $750,000, shall bear interest at a per annum rate of not less than ten (10%) percent, which interest shall be payable no less frequently than quarterly and shall provide for at least annual principal payments ("Seller Note") and shall, to the extent permitted by the lenders to NCR Buyer, be secured by a lien on all of the assets being sold as part of the NCR Division, (iv) Lender shall have received an assignment of all of Borrower's, right, title and interest in and to the Seller Note, (v) Excess Availability on the date of such sale and after giving effect thereto shall be not less than $3,000,000; (vi) all net proceeds payable or deliverable to Borrower in respect of such sale shall be paid or delivered, or caused to paid or delivered to Lender, for application to the Obligations in the following order: first to the Advances, second to Term Loan B, and third, to Term Loan A; (vii) the sale shall have been consummated no later than November 30, 2002; and (viii) on the date of such sale and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing.

     7.5 Change Name. Change Borrower's or any Guarantor's name, FEIN, corporate structure, or identity, or add any new fictitious name; provided, however, that Borrower or any Guarantor may change its name upon at least 30 days prior written notice to Lender of such change and so long as, at the time of such written notification, Borrower or such Guarantor provides any financing statements or fixture filings necessary to perfect and continue perfected the Lender's Liens.

     7.6 Guarantee. Guarantee or otherwise become in any way liable with respect to the obligations of any third Person except (a) by endorsement of instruments or items of payment for deposit to the account of Borrower or which are transmitted or turned over to Lender, (b) guarantees of the Obligations evidenced by the Loan Documents and (c) guarantees of the Subordinated Debt in favor of the Subordinated Noteholders (as in effect on the date hereof).

     7.7 Nature of Business. Make any change in the principal nature of its business.

     7.8 Prepayments and Amendments.

          (a) Except in connection with a refinancing permitted by Section 7.1(e), prepay, redeem, defease, purchase, or otherwise acquire any Indebtedness of Borrower, other than the Obligations in accordance with this Agreement, and

          (b) Except in connection with a refinancing permitted by Section 7.1(e), directly or indirectly, amend, modify, alter, increase, or change any of the terms or conditions of any agreement, instrument, document, indenture, or other writing evidencing or concerning Indebtedness permitted under Sections 7.1(b), (c) or (d).

     7.9 Change of Control. Cause, permit, or suffer, directly or indirectly, any Change of Control.

     7.10 Consignments. Consign any Inventory or sell any Inventory on bill and hold, sale or return, sale on approval, or other conditional terms of sale.

     7.11 Distributions. Make any distribution or declare or pay any dividends (in cash or other property, other than common Stock) on, or purchase, acquire, redeem, or retire any of Borrower's or any Guarantor's Stock, of any class, whether now or hereafter outstanding.

     7.12 Accounting Methods. Modify or change its method of accounting (other than as may be required to conform to GAAP) or enter into, modify, or terminate any agreement currently existing, or at any time hereafter entered into with any third party accounting firm or service bureau for the preparation or storage of Borrower's or any of its Subsidiaries' accounting records without said accounting firm or service bureau agreeing to provide Lender information regarding the Collateral or Borrower's or such Subsidiary's financial condition.

     7.13 Investments. Except for Permitted Investments, directly or indirectly, make or acquire any Investment or incur any liabilities (including contingent obligations) for or in connection with any Investment; provided, however, that Borrower and its Subsidiaries shall not have Permitted Investments (other than in the Cash Management Accounts) in deposit accounts or Securities Accounts in excess of $5,000 outstanding at any one time unless Borrower or its Subsidiary, as applicable, and the applicable securities intermediary or bank have entered into Control Agreements governing such Permitted Investments, as Lender shall determine in its Permitted Discretion, to perfect (and further establish) the Lender's Liens in such Permitted Investments.

     7.14 Transactions with Affiliates. (a) Directly or indirectly enter into or permit to exist any transaction with any Affiliate of Borrower except for transactions that are in the ordinary course of Borrower's or such Guarantor's business, as the case may be, upon fair and reasonable terms, that are fully disclosed to Lender, and that are no less favorable to Borrower or such Guarantor than would be obtained in an arm's length transaction with a non-Affiliate.

          (b) cause Grupo to increase its gross profit on sales of goods to Borrower or Canadian Guarantor to exceed fifteen (15%) percent of the cost of such Inventory to Grupo or pay Grupo in respect of any goods purchased from Grupo more than Grupo's cost for such goods plus 15%.

     7.15 Suspension. Suspend or go out of a substantial portion of its business.

     7.16 Compensation. Increase the annual fee or per-meeting fees paid to the members of its Board of Directors during any year by more than 15% over the prior year; pay or accrue total cash compensation, during any year, to its officers and senior management employees in an aggregate amount in excess of 130% of that paid or accrued in the prior year.

     7.17 Use of Proceeds. Use the proceeds of the Advances and the Term Loans for any purpose other than (a) on the Closing Date, (i) to repay, (A) in full, the outstanding principal, accrued interest, and accrued fees and expenses owing to Existing Lender, (B) amounts owing to Subordinated Noteholders in accordance with Section 7.1(d)(ii)(A) hereof and (ii) to pay transactional fees, costs, and expenses incurred in connection with this Agreement, the other Loan Documents, and the transactions contemplated hereby and thereby, and (b) thereafter, consistent with the terms and conditions hereof, for its lawful and permitted purposes.

     7.18 Change in Location of Chief Executive Office; Inventory and Equipment with Bailees. Relocate its chief executive office to a new location without providing 30 days prior written notification thereof to Lender and so long as, at the time of such written notification, Borrower or Canadian Guarantor provides any financing statements or fixture filings necessary to perfect and continue perfected the Lender's Liens and also provides to Lender a Collateral Access Agreement with respect to such new location. The Inventory and Equipment shall not at any time now or hereafter be stored with a bailee, warehouseman, or similar party without Lender's prior written consent. Notwithstanding the foregoing, Inventory of Borrower may not be moved to or located at the North Carolina distribution facility of Hunt Corporation ("Hunt") unless the following conditions have been satisfied in the determination of Lender: (a) Lender shall have received, in form and substance satisfactory to Lender, the agreement between Borrower and Hunt, pursuant to which Hunt will manage and distribute Borrower's inventory out of its distribution facility in North Carolina, and (b) Lender shall have received a Collateral Access Agreement, in form and substance satisfactory to Lender, duly executed and delivered by Hunt.

     7.19 Securities Accounts. Establish or maintain any Securities Account unless Lender shall have received a Control Agreement in respect of such Securities Account. Neither Borrower nor Canadian Guarantor shall transfer assets out of any Securities Account; provided, however, that, so long as no Event of Default has occurred and is continuing or would result therefrom, Borrower and Canadian Guarantor, as the case may be, may use such assets (and the proceeds thereof) to the extent not prohibited by this Agreement.

     7.20 Financial Covenants.

          (a) Fail to maintain:

                  (i) Minimum Consolidated EBITDA. Consolidated EBITDA, measured on a fiscal month-end basis, of not less than the required amount set forth in the following table for the applicable period set forth opposite thereto:

      -------------------------------------------------------------------------
          Applicable Amount                    Applicable Period
      -------------------------------------------------------------------------

      -------------------------------------------------------------------------
             $   (275,000)                  For the 1 month period
                                           ending October 31, 2002
      -------------------------------------------------------------------------
             $   (155,000)                  For the 2 month period
                                           ending November 30, 2002
      -------------------------------------------------------------------------
             $    446,000                   For the 3 month period
                                           ending December 31, 2002
      -------------------------------------------------------------------------
             $    286,000                   For the 4 month period
                                           ending January 31, 2003
      -------------------------------------------------------------------------
             $    447,000                   For the 5 month period
                                           ending February 28, 2003
      -------------------------------------------------------------------------
             $  1,175,000                   For the 6 month period
                                           ending March 31, 2003
      -------------------------------------------------------------------------
             $  1,542,000                   For the 7 month period
                                           ending April 30, 2003
      -------------------------------------------------------------------------
             $  2,783,000                   For the 8 month period
                                           ending May 31, 2003
      -------------------------------------------------------------------------
             $  4,868,000                   For the 9 month period
                                           ending June 30, 2003
      -------------------------------------------------------------------------
             $  5,988,000                   For the 10 month period
                                           ending July 31, 2003
      -------------------------------------------------------------------------
             $  6,843,000                   For the 11 month period
                                           ending August 31, 2003
      -------------------------------------------------------------------------
             $  7,646,000                   For the 12 month period
                                           ending September 30, 2003
      -------------------------------------------------------------------------

     ; and for each rolling twelve (12) month period ending on the last day of each fiscal month thereafter, in an amount to be agreed upon by Borrower and Lender, in an amendment to this Section 7.20(a)(i), equal to 80% of the Consolidated EBITDA for such period set forth in Borrower's Projections for such fiscal year delivered to Lender pursuant to Section 6.3, which Projections must be reasonably acceptable to Lender;

               (ii) Minimum North American EBITDA. North American EBITDA, measured on a fiscal month-end basis, of not less than the required amount set forth in the following table for the applicable period set forth opposite thereto:

      -------------------------------------------------------------------------
          Applicable Amount                    Applicable Period
      -------------------------------------------------------------------------
             $   (401,000)                  For the 1 month period
                                           ending October 31, 2002
      -------------------------------------------------------------------------
             $   (676,000)                  For the 2 month period
                                           ending November 30, 2002
      -------------------------------------------------------------------------
             $   (293,000)                  For the 3 month period
                                           ending December 31, 2002
      -------------------------------------------------------------------------
             $   (622,000)                  For the 4 month period
                                           ending January 31, 2003
      -------------------------------------------------------------------------
             $ (1,184,000)                  For the 5 month period
                                           ending February 28, 2003
      -------------------------------------------------------------------------
             $ (1,285,000)                  For the 6 month period
                                            ending March 31, 2003
      -------------------------------------------------------------------------

      -------------------------------------------------------------------------
          Applicable Amount                    Applicable Period
      -------------------------------------------------------------------------
             $ (1,712,000)                  For the 7 month period
                                            ending April 30, 2003
      -------------------------------------------------------------------------
             $   (907,000)                  For the 8 month period
                                            ending May 31, 2003
      -------------------------------------------------------------------------
             $    454,000                   For the 9 month period
                                            ending June 30, 2003
      -------------------------------------------------------------------------
             $  1,145,000                   For the 10 month period
                                            ending July 31, 2003
      -------------------------------------------------------------------------
             $  1,916,000                   For the 11 month period
                                            ending August 31, 2003
      -------------------------------------------------------------------------
             $  2,406,000                   For the 12 month period
                                              September 30, 2003
      -------------------------------------------------------------------------

     ; and for each rolling twelve (12) month period ending on the last day of each fiscal month thereafter, in an amount to be agreed upon by Borrower and Lender, in an amendment to this Section 7.20(a)(ii), equal to 80% of the North American EBITDA for such period set forth in Borrower's Projections for such fiscal year delivered to Lender pursuant to Section 6.3, which Projections must be reasonably acceptable to Lender;

               (iii) Tangible Net Worth. Tangible Net Worth of at least the required amount set forth in the following table as of the applicable date set forth opposite thereto:

      -------------------------------------------------------------------------
          Applicable Amount                    Applicable Period
      -------------------------------------------------------------------------
             $ 22,010,000           For the month ending October 31, 2002
      -------------------------------------------------------------------------
             $ 21,840,000           For the month ending November 30, 2002
      -------------------------------------------------------------------------
             $ 21,910,000           For the month ending December 31, 2002
      -------------------------------------------------------------------------

      -------------------------------------------------------------------------
          Applicable Amount                    Applicable Period
      -------------------------------------------------------------------------
             $ 21,620,000           For the month ending January 31, 2003
      -------------------------------------------------------------------------
             $ 21,470,000           For the month ending February 28, 2003
      -------------------------------------------------------------------------
             $ 21,600,000           For the month ending March 31, 2003
      -------------------------------------------------------------------------
             $ 21,530,000           For the month ending April 30, 2003
      -------------------------------------------------------------------------
             $ 22,170,000           For the month ending May 31, 2003
      -------------------------------------------------------------------------
             $ 23,070,000           For the month ending June 30, 2003
      -------------------------------------------------------------------------
             $ 23,500,000           For the month ending July 31, 2003
      -------------------------------------------------------------------------
             $ 23,770,000           For the month ending August 31, 2003
      -------------------------------------------------------------------------
             $ 23,990,000           For the month ending September 30, 2002
      -------------------------------------------------------------------------

     ; and for each fiscal month in each fiscal year thereafter in an amount to be agreed upon by Borrower and Lender, in an amendment to this Section 7.20(a)(iii), equal to 80% of Borrower's Tangible Net Worth for each such fiscal month set forth in Borrower's Projections for such fiscal year delivered to Lender pursuant to Section 6.3, which Projections must be reasonably acceptable to Lender.

               (iv) Minimum Excess Availability. The amount of Excess Availability, at all times, at an amount equal to or greater than the US Dollar Equivalent of $1,500,000; provided, that, in the event that (1) the aggregate outstanding amount of the Term Loans is equal to or less than $2,000,000, and (2) there have been no Defaults or Events of Default for the immediately preceding twelve (12) months, then upon notice from Lender to Borrower, the amount of Excess Availability, at all times, at an amount equal to or greater than the US Dollar Equivalent of $1,000,000.

(b)   Make:

                  (i) Capital Expenditures. Capital expenditures for the fiscal year ending September 30, 2003, in an aggregate amount in excess of $2,000,000; and for each fiscal year thereafter, an amount equal to 100% of the proposed amount of capital expenditures contained in Borrower's Projections for such fiscal year delivered to Lender pursuant to Section 6.3, but which proposed capital expenditures for each such fiscal year must be approved by Lender.

     7.21 Consultant. Failure to retain a third party acceptable to Lender, (a "Consultant"), at Borrower's expense, to evaluate and review Borrower, its business, assets, operations (including personnel) and financial performance, including but not limited to, a review of the performance of Borrower with respect to its business plan as provided to Lender prior to the date hereof, and to prepare such studies, plans of corporate and asset reorganization and reports with respect thereto as Lender may specify. Borrower's retention of a Consultant shall continue until the later to occur of the following events: (a) the date which is ninety (90) days after the date of this Agreement, or (b) thirty (30) days after the Lender's receipt of a report, in form and substance satisfactory to Lender, which: (2) evidences the closing of Borrower's business operations currently located in Sandusky, Ohio and the relocation of Borrower's distribution center from Macon, Georgia to the Hunt Facility in Statesville, North Carolina and (ii) details the operating cost structure of Borrower after giving effect to the events described in clause (i) above; which operating cost structure must be within the parameters set forth in Projections previously provided to Lender. The scope and nature of the duties of the Consultant shall at all times be acceptable to Lender. Borrower and each Guarantor shall, and shall cause their respective officers, directors, employees and agents, to cooperate with the Consultant, including promptly providing such information to such Consultant as it may request. Borrower hereby irrevocably authorizes and directs such Consultant to share with Lender all budgets, records, projections, financial information, reports and other information relating to the Collateral, or the financial condition or operations of Borrower's and its Subsidiaries businesses. If Lender determines that the Consultant is not providing Lender with information or access to Borrower's records as may be requested by Lender, Borrower hereby agrees, promptly upon the request of Lender, to terminate Consultant as Borrower's consultant and to promptly (but in any event within five (5) Business Days after the request of Lender) retain another Consultant from the list provided by Lender to Borrower. Borrower agrees to provide the Consultant with complete access to all of Borrower's books and records, all of Borrower's premises and to Borrower's management and to cooperate with Consultant.

8. EVENTS OF DEFAULT.
---------------------

     Any one or more of the following events shall constitute an event of default (each, an "Event of Default") under this Agreement:

     8.1 If Borrower or any Guarantor fails to pay when due and payable, or when declared due and payable, all or any portion of the Obligations (whether of principal, interest (including any interest which, but for the provisions of the Bankruptcy Code, would have accrued on such amounts), fees and charges due
Lender, reimbursement of Lender Expenses, or other amounts constituting Obligations);

     8.2 If Borrower or any Guarantor fails to perform, keep, or observe any term, provision, condition, covenant, or agreement contained in this Agreement or in any of the other Loan Documents;

     8.3 If any material portion of Borrower's or any of its Subsidiaries' assets is attached, seized, subjected to a writ or distress warrant, levied upon, or comes into the possession of any third Person;

     8.4 If an Insolvency Proceeding is commenced by Borrower or any of its Subsidiaries;

     8.5 If an Insolvency Proceeding is commenced against Borrower, or any of its Subsidiaries, and any of the following events occur: (a) Borrower or the Subsidiary consents to the institution of such Insolvency Proceeding against it,
(b) the petition commencing the Insolvency Proceeding is not timely controverted, (c) the petition commencing the Insolvency Proceeding is not dismissed within 45 calendar days of the date of the filing thereof; provided, however, that, during the pendency of such period, Lender shall be relieved of its obligations to extend credit hereunder, (d) an interim trustee is appointed to take possession of all or any substantial portion of the properties or assets of, or to operate all or any substantial portion of the business of, Borrower or any of its Subsidiaries, or (e) an order for relief shall have been entered therein;

     8.6 If Borrower or any of its Subsidiaries is enjoined, restrained, or in any way prevented by court order from continuing to conduct all or any material part of its business affairs;

     8.7 If a notice of Lien, levy, or assessment is filed of record with respect to any of Borrower's or any of its Subsidiaries' assets by the United States, or any department, agency, or instrumentality thereof, or by any state, county, municipal, or governmental agency, or if any taxes or debts owing at any time hereafter to any one or more of such entities becomes a Lien, whether choate or otherwise, upon any of Borrower's or any of its Subsidiaries' assets and the same is not paid before such payment is delinquent;

     8.8 If a judgment or other claim becomes a Lien or encumbrance upon any material portion of Borrower's or any of its Subsidiaries' assets;

     8.9 If there is a default in any material agreement to which Borrower or any of its Subsidiaries is a party (including, without limitation, the Subordinated Debt Agreements) and such default (a) occurs at the final maturity of the obligations thereunder, or (b) results in a right by the other party thereto, irrespective of whether exercised, to accelerate the maturity of Borrower's or its Subsidiaries' obligations thereunder, to terminate such agreement, or to refuse to renew such agreement pursuant to an automatic renewal right therein;

     8.10 If Borrower or any of its Subsidiaries makes any payment on account of Indebtedness that has been contractually subordinated in right of payment to the payment of the Obligations, except to the extent such payment is permitted by the terms of the subordination provisions applicable to such Indebtedness;

     8.11 If any misstatement or misrepresentation exists now or hereafter in any warranty, representation, statement, or Record made to Lender by Borrower, its Subsidiaries, or any officer, employee, agent, or director of Borrower or any of its Subsidiaries;

     8.12 If the obligation of any Guarantor under any Guarantee is limited or terminated by operation of law or by such Guarantor thereunder; or

     8.13 If this Agreement or any other Loan Document that purports to create a Lien, shall, for any reason, fail or cease to create a valid and perfected and, except to the extent permitted by the terms hereof or thereof, first priority Lien on or security interest in the Collateral covered hereby or thereby;

     8.14 If the Indebtedness evidenced by the Subordinated Debt Agreements is not refinanced in accordance the terms of Section 7.1(e) of this Agreement by no later than one hundred eighty (180) days prior to the stated maturity date of such Indebtedness as set forth in the Subordinated Debt Agreements (in effect on the date hereof);

     8.15 If an ERISA Event shall occur which results in or could reasonably be expected to result in liability of Borrower or any Guarantor in an aggregate amount in excess of $500,000;

     8.16 If at any time subsequent to the initial employment by Borrower of the Consultant, (a) Borrower terminates the employment of the Consultant, or limits or attempts to limit the scope of the engagement of the Consultant other than as permitted in Section 7.21 hereof, or (b) Borrower, or any member of senior management of Borrower, shall fail to cooperate with the Consultant in connection with its services;

     8.17 If there is a breach by Subordinated Note Agent, any Subordinated Noteholder, Borrower or any Guarantor of any of the terms or conditions of the Intercreditor Agreement; or

     8.18 Any provision of any Loan Document shall at any time for any reason be declared to be null and void, or the validity or enforceability thereof shall be contested by Borrower, or a proceeding shall be commenced by Borrower, or by any Governmental Authority having jurisdiction over Borrower, seeking to establish the invalidity or unenforceability thereof, or Borrower shall deny that Borrower has any liability or obligation purported to be created under any Loan Document.

9. LENDER'S RIGHTS AND REMEDIES.
--------------------------------

     9.1 Rights and Remedies. Upon the occurrence, and during the continuation, of an Event of Default, Lender (at its election but without notice of its election and without demand) may do any one or more of the following, all of which are authorized by Borrower and each Guarantor.

          (a) Declare all Obligations, whether evidenced by this Agreement, by any of the other Loan Documents, or otherwise, immediately due and payable;

          (b) Cease advancing money or extending credit to or for the benefit of Borrower under this Agreement, under any of the Loan Documents, or under any other agreement between Borrower and Lender;

          (c) Terminate this Agreement and any of the other Loan Documents as to any future liability or obligation of Lender, but without affecting any of the Lender's Liens in the Collateral and without affecting the Obligations;

          (d) Settle or adjust disputes and claims directly with Account Debtors for amounts and upon terms which Lender considers advisable, and in such cases, Lender will credit Borrower's Loan Account with only the net amounts received by Lender in payment of such disputed Accounts after deducting all Lender Expenses incurred or expended in connection therewith;

          (e) Cause Borrower and each Guarantor, as the case may be, to hold all returned Inventory in trust for Lender, segregate all returned Inventory from all other assets of Borrower or such Guarantor, as the case may be, or in

Borrower's or such Guarantor's possession and conspicuously label said returned Inventory as the property of Lender;

          (f) Without notice to or demand upon Borrower or any Guarantor, make such payments and do such acts as Lender considers necessary or reasonable to protect its security interests in the Collateral. Borrower and each Guarantor agrees to assemble the Personal Property Collateral if Lender so requires, and to make the Personal Property Collateral available to Lender at a place that Lender may designate which is reasonably convenient to both parties. Borrower and each Guarantor authorizes Lender to enter the premises where the Personal Property Collateral is located, to take and maintain possession of the Personal Property Collateral, or any part of it, and to pay, purchase, contest, or compromise any Lien that in Lender's determination appears to conflict with the Lender's Liens and to pay all expenses incurred in connection therewith and to charge Borrower's Loan Account therefor. With respect to any of Borrower's or any Guarantor's owned or leased premises, Borrower and each Guarantor hereby grants Lender a license to enter into possession of such premises and to occupy the same, without charge, in order to exercise any of Lender's rights or remedies provided herein, at law, in equity, or otherwise;

          (g) Without notice to Borrower or any Guarantor (such notice being expressly waived), and without constituting a retention of any collateral in satisfaction of an obligation (within the meaning of the Code), set off and apply to the Obligations any and all (i) balances and deposits of Borrower or any Guarantor held by Lender (including any amounts received in the Cash Management Accounts), or (ii) Indebtedness at any time owing to or for the credit or the account of Borrower or any Guarantor held by Lender;

          (h) Hold, as cash collateral, any and all balances and deposits of Borrower or any of its Subsidiaries held by Lender, and any amounts received in the Cash Management Accounts, to secure the full and final repayment of all of the Obligations;

          (i) Ship, reclaim, recover, store, finish, maintain, repair, prepare for sale, advertise for sale, and sell (in the manner provided for herein) the Personal Property Collateral. Borrower and Canadian Guarantor each hereby grants to Lender a license or other right to use, without charge, Borrower's or Canadian Guarantor's, as the case may be, labels, patents, copyrights, trade secrets, trade names, trademarks, service marks, and advertising matter, or any property of a similar nature, as it pertains to the Personal Property Collateral, in completing production of, advertising for sale, and selling any Personal Property Collateral and Borrower's or Canadian Guarantor's, as the case may be, rights under all licenses and all franchise agreements shall inure to Lender's benefit;

          (j) Sell the Personal Property Collateral at either a public or private sale, or both, by way of one or more contracts or transactions, for cash or on terms, in such manner and at such places (including Borrower's or any Guarantor's premises) as Lender determines is commercially reasonable. It is not necessary that the Personal Property Collateral be present at any such sale;

          (k) Lender shall give notice of the disposition of the Personal Property Collateral as follows:

               (i) Lender shall give Borrower a notice in writing of the time and place of public sale, or, if the sale is a private sale or some other disposition other than a public sale is to be made of the Personal Property

     Collateral, the time on or after which the private sale or other disposition is to be made; and

                  (ii) The notice shall be personally delivered or mailed, postage prepaid, to Borrower as provided in Section 12, at least 10 days before the earliest time of disposition set forth in the notice; no notice needs to be given prior to the disposition of any portion of the Personal Property Collateral that is perishable or threatens to decline speedily in value or that is of a type customarily sold on a recognized market;

          (l) Lender may credit bid and purchase at any public sale; and

          (m) Lender may seek the appointment of a receiver or keeper to take possession of all or any portion of the Collateral or to operate same and, to the maximum extent permitted by law, may seek the appointment of such a receiver without the requirement of prior notice or a hearing;

          (n) Lender shall have all other rights and remedies available at law or in equity or pursuant to any other Loan Document;

          (o) Any deficiency that exists after disposition of the Personal Property Collateral as provided above will be paid immediately by Borrower. Any excess will be returned, without interest and subject to the rights of third Persons, by Lender to Borrower; and

          (p) Lender may appoint or reappoint by instrument in writing, any person or persons, whether an officer or officers or any employee or employees of Lender or not, to be a receiver or receivers (hereinafter called a "Receiver", which term when used herein shall include a receiver and manager) of any Collateral of Canadian Guarantor (including any interest, income or profits therefrom) and may remove any Receiver so appointed and appoint another in his/her stead. Any such Receiver shall, so far as concerns responsibility for his/her acts, be deemed the agent of Canadian Guarantor and not Lender, and Lender shall not be in any way responsible for any misconduct, negligence or non-feasance on the part of any such Receiver, his/her servants, agents or employees. Subject to the provisions of the instrument appointing him/her, any such Receiver shall have power to take possession of Collateral, to preserve Collateral or its value, to carry on or concur in carrying on all or any part of the business of Canadian Guarantor and to sell, lease, license or otherwise dispose of or concur in selling, leasing, licensing or otherwise disposing of Collateral. To facilitate the foregoing powers, any such Receiver may, to the exclusion of all others, including Canadian Guarantor, enter upon, use and occupy all premises owned or occupied by Canadian Guarantor wherein Collateral may be situate, maintain Collateral upon such premises, borrow money on a secured or unsecured basis and use Collateral directly in carrying on Canadian Guarantor's business or as security for loans or advances to enable the Receiver to carry on applicable Canadian Guarantor's business or otherwise, as such Receiver shall, in its discretion, determine. Except as may be otherwise directed by the Agent, all money received from time to time by such Receiver in carrying out his/her appointment shall be received in trust for and paid over to the Lender. Every such Receiver may, in the discretion of Lender be vested with all or any of the rights and powers of Lender, as applicable. Lender may, either directly or through its agents or nominees, exercise any or all powers and rights given to a Receiver by virtue of the foregoing provisions of this paragraph

     9.2 Remedies Cumulative. The rights and remedies of Lender under this Agreement, the other Loan Documents, and all other agreements shall be cumulative. Lender shall have all other rights and remedies not inconsistent herewith as provided under the Code, by law, or in equity. No exercise by Lender of one right or remedy shall be deemed an election, and no waiver by Lender of any Event of Default shall be deemed a continuing waiver. No delay by Lender shall constitute a waiver, election, or acquiescence by it.

10. TAXES AND EXPENSES.
-----------------------

     If Borrower or any of its Subsidiaries fails to pay any monies (whether taxes, assessments, insurance premiums, or, in the case of leased properties or assets, rents or other amounts payable under such leases) due to third Persons, or fails to make any deposits or furnish any required proof of payment or deposit, all as required under the terms of this Agreement, then, Lender, in its sole discretion and without prior notice to Borrower or any Guarantor, may do any or all of the following: (a) make payment of the same or any part thereof,
(b) set up such reserves in Borrower's Loan Account as Lender deems necessary to protect Lender from the exposure created by such failure, or (c) in the case of the failure to comply with Section 6.8 hereof, obtain and maintain insurance policies of the type described in Section 6.8 and take any action with respect to such policies as Lender deems prudent. Any such amounts paid by Lender shall constitute Lender Expenses and any such payments shall not constitute an agreement by Lender to make similar payments in the future or a waiver by Lender of any Event of Default under this Agreement. Lender need not inquire as to, or contest the validity of, any such expense, tax, or Lien and the receipt of the usual official notice for the payment thereof shall be conclusive evidence that the same was validly due and owing.

11. WAIVERS; INDEMNIFICATION.
-----------------------------

     11.1 Demand; Protest. Borrower and each Guarantor waives demand, protest, notice of protest, notice of default or dishonor, notice of payment and nonpayment, nonpayment at maturity, release, compromise, settlement, extension, or renewal of documents, instruments, chattel paper, and guarantees at any time held by Lender on which Borrower or any Guarantor may in any way be liable.

     11.2 Lender's Liability for Collateral. Borrower and each Guarantor hereby agrees that: (a) so long as Lender complies with its obligations, if any, under the Code, Lender shall not in any way or manner be liable or responsible for:
(i) the safekeeping of the Collateral, (ii) any loss or damage thereto occurring or arising in any manner or fashion from any cause, (iii) any diminution in the value thereof, or (iv) any act or default of any carrier, warehouseman, bailee, forwarding agency, or other Person, and (b) all risk of loss, damage, or destruction of the Collateral shall be borne by Borrower and Guarantors.

     11.3 Indemnification. Borrower and each Guarantor, jointly and severally, shall pay, indemnify, defend, and hold the Lender-Related Persons, each Participant, and each of their respective officers, directors, employees, agents, and attorneys-in-fact (each, an "Indemnified Person") harmless (to the fullest extent permitted by law) from and against any and all claims, demands, suits, actions, investigations, proceedings, and damages, and all reasonable attorneys fees and disbursements and other costs and expenses actually incurred in connection therewith (as and when they are incurred and irrespective of whether suit is brought), at any time asserted against, imposed upon, or incurred by any of them (a) in connection with or as a result of or related to the execution, delivery, enforcement, performance, or administration of this Agreement, any of the other Loan Documents, or the transactions contemplated hereby or thereby, and (b) with respect to any investigation, litigation, or proceeding related to this Agreement, any other Loan Document, or the use of the proceeds of the credit provided hereunder (irrespective of whether any

Indemnified Person is a party thereto), or any act, omission, event, or circumstance in any manner related thereto (all the foregoing, collectively, the "Indemnified Liabilities"). The foregoing to the contrary notwithstanding, Borrower shall have no obligation to any Indemnified Person under this Section
11.3 with respect to any Indemnified Liability that a court of competent jurisdiction finally determines to have resulted from the gross negligence or willful misconduct of such Indemnified Person. This provision shall survive the termination of this Agreement and the repayment of the Obligations. If any Indemnified Person makes any payment to any other Indemnified Person with respect to an Indemnified Liability as to which Borrower and Guarantors were required to indemnify the Indemnified Person receiving such payment, the Indemnified Person making such payment is entitled to be indemnified and reimbursed by Borrower and Guarantors with respect thereto. WITHOUT LIMITATION, THE FOREGOING INDEMNITY SHALL APPLY TO EACH INDEMNIFIED PERSON WITH RESPECT TO INDEMNIFIED LIABILITIES WHICH IN WHOLE OR IN PART CAUSED BY OR ARISE OUT OF ANY NEGLIGENT ACT OR OMISSION OF SUCH INDEMNIFIED PERSON OR OF ANY OTHER PERSON.

12. NOTICES.
------------

     Unless otherwise provided in this Agreement, all notices or demands by Borrower, Guarantors or Lender to the other relating to this Agreement or any other Loan Document shall be in writing and (except for financial statements and other informational documents which may be sent by first-class mail, postage prepaid) shall be personally delivered or sent by registered or certified mail (postage prepaid, return receipt requested), overnight courier, electronic mail (at such email addresses as Borrower (on behalf of itself and the Guarantors) or Lender, as applicable, may designate to each other in accordance herewith), or telefacsimile to Borrower or Lender, as the case may be, at its address set forth below:

      If to Borrower or       DIXON TICONDEROGA COMPANY
      Guarantors:             195 International Parkway
                              Heathrow, Florida 32746
                              Attn: Chief Financial Officer
                              Fax No. (407) 829-2570

      With copies to:         SIMS, MOSS, KLINE & DAVIS, LLP
                              Three Ravinia Drive
                              Suite 1700
                              Atlanta, Georgia 30346
                              Attn: Jerry L. Sims, Esq.
                              Fax No. (770) 481-7210

      If to Lender:           FOOTHILL CAPITAL CORPORATION
                              2450 Colorado Avenue
                              Suite 3000 West
                              Santa Monica, California 90404
                              Attn: Business Finance Division Manager
                              Fax No. (310) 453-7413
            and

                              FOOTHILL CAPITAL CORPORATION
                              1000 Abernathy Road
                              Suite 1450
                              Atlanta, Georgia  30328
                              Attn: Business Finance Division Manager
                              Fax No. (770) 508-1374

      with copies to:         OTTERBOURG, STEINDLER, HOUSTON & ROSEN, P.C.
                              230 Park Avenue
                              New York, New York 10169
                              Attn: Valerie S. Mason, Esq.
                              Fax No. (212)  682-6104

     Lender and Borrower (on behalf of itself and Guarantors) may change the address at which they are to receive notices hereunder, by notice in writing in the foregoing manner given to the other party. All notices or demands sent in accordance with this Section 12, other than notices by Lender in connection with enforcement rights against the Collateral under the provisions of the Code, shall be deemed received on the earlier of the date of actual receipt or 3 Business Days after the deposit thereof in the mail. Borrower and each Guarantor acknowledges and agrees that notices sent by Lender in connection with the exercise of enforcement rights against Collateral under the provisions of the Code shall be deemed sent when deposited in the mail or personally delivered, or, where permitted by law, transmitted by telefacsimile or any other method set forth above.

13. CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER.
-----------------------------------------------

          (a) THE VALIDITY OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (UNLESS EXPRESSLY PROVIDED TO THE CONTRARY IN ANOTHER LOAN DOCUMENT IN RESPECT OF SUCH OTHER LOAN DOCUMENT), THE CONSTRUCTION, INTERPRETATION, AND ENFORCEMENT HEREOF AND THEREOF, AND THE RIGHTS OF THE PARTIES HERETO AND THERETO WITH RESPECT TO ALL MATTERS ARISING HEREUNDER OR THEREUNDER OR RELATED HERETO OR THERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

     (b) THE PARTIES AGREE THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL BE TRIED AND LITIGATED ONLY IN THE STATE AND FEDERAL COURTS LOCATED IN THE COUNTY OF NEW YORK, STATE OF NEW YORK, PROVIDED, HOWEVER, THAT ANY SUIT SEEKING ENFORCEMENT AGAINST ANY COLLATERAL OR OTHER PROPERTY MAY BE BROUGHT, AT LENDER'S OPTION, IN THE COURTS OF ANY JURISDICTION HAVING PERSONAL JURISDICTION OVER BORROWER OR ANY GUARANTOR OR WHERE SUCH COLLATERAL OR OTHER PROPERTY MAY BE FOUND. BORROWER, EACH GUARANTOR, AND LENDER WAIVE, TO THE EXTENT PERMITTED UNDER APPLICABLE LAW, ANY

RIGHT EACH MAY HAVE TO ASSERT THE DOCTRINE OF FORUM NON CONVENIENS OR TO OBJECT TO VENUE TO THE EXTENT ANY PROCEEDING IS BROUGHT IN ACCORDANCE WITH THIS SECTION 13(b).

     BORROWER, EACH GUARANTOR, AND LENDER HEREBY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREIN, INCLUDING CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS. BORROWER, EACH GUARANTOR, AND LENDER REPRESENT THAT EACH HAS REVIEWED THIS WAIVER AND EACH KNOWINGLY AND VOLUNTARILY WAIVES ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL. IN THE EVENT OF LITIGATION, A COPY OF THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.

14. ASSIGNMENTS AND PARTICIPATIONS; SUCCESSORS.
-----------------------------------------------

     14.1 Assignments and Participations.

          (a) Lender may assign and delegate to one or more assignees (each an "Assignee") all, or any ratable part of all, of the Obligations and the other rights and obligations of Lender hereunder and under the other Loan Documents as provided in Section 14.1(g) below; provided, however, that Borrower may continue to deal solely and directly with Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses, and related information with respect to the Assignee, have been given to Borrower by Lender and the Assignee, and (ii) Lender and its Assignee have delivered to Borrower an appropriate assignment and acceptance agreement.

          (b) From and after the date that Lender provides Borrower with such written notice and executed assignment and acceptance agreement, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment and acceptance agreement, shall have the assigned and delegated rights and obligations of Lender under the Loan Documents, and (ii) Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned and delegated by it pursuant to such assignment and acceptance agreement, relinquish its rights (except with respect to Section 11.3 hereof) and be released from its obligations under this Agreement (and in the case of an assignment and acceptance covering all or the remaining portion of Lender's rights and obligations under this Agreement and the other Loan Documents, Lender shall cease to be a party hereto and thereto), and such assignment shall affect a novation between Borrower and the Assignee.

          (c) Immediately upon Borrower's receipt of such fully executed assignment and acceptance agreement, this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the rights and duties of Lender arising therefrom.

          (d) Lender may at any time sell to one or more commercial banks, financial institutions, or other Persons not Affiliates of such Lender (a "Participant") participating interests in the Obligations and the other rights and interests of Lender hereunder and under the other Loan Documents as provided in Section 14.1(g) below; provided, however, that (i) Lender shall remain the "Lender" for all purposes of this Agreement and the other Loan Documents and the Participant receiving the participating interest in the Obligations and the other rights and interests of Lender shall not constitute a "Lender" hereunder or under the other Loan Documents and Lender's obligations under this Agreement shall remain unchanged, (ii) Lender shall remain solely responsible for the performance of such obligations, (iii) Borrower, Guarantors and Lender shall continue to deal solely and directly with each other in connection with Lender's rights and obligations under this Agreement and the other Loan Documents, (iv) Lender shall not transfer or grant any participating interest under which the Participant has the right to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, except to the extent such amendment to, or consent or waiver with respect to this Agreement or of any other Loan Document would (A) extend the final maturity date of the Obligations hereunder in which such Participant is participating, (B) reduce the interest rate applicable to the Obligations hereunder in which such Participant is participating, (C) release all or a material portion of the Collateral or guaranties (except to the extent expressly provided herein or in any of the Loan Documents) supporting the Obligations hereunder in which such Participant is participating, (D) postpone the payment of, or reduce the amount of, the interest or fees payable to such Participant through Lender, or (E) change the amount or due dates of scheduled principal repayments or prepayments or premiums, and (v) all amounts payable by Borrower and Guarantors hereunder shall be determined as if Lender had not sold such participation, except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as Lender under this Agreement. The rights of any Participant only shall be derivative through Lender and no Participant shall have any rights under this Agreement or the other Loan Documents or any direct rights as to Borrower, any Guarantor, the Collections, the Collateral, or otherwise in respect of the Obligations. No Participant shall have the right to participate directly in the making of decisions by Lender.

          (e) In connection with any such assignment or participation or proposed assignment or participation, a Lender may disclose all documents and information which it now or hereafter may have relating to Borrower or Borrower's business.

          (f) Any other provision in this Agreement notwithstanding, Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement in favor of any Federal Reserve Bank in accordance with Regulation A of the Federal Reserve Bank or U.S. Treasury Regulation 31 CFR ss.203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

          (g) Lender may, after notice to Borrower, assign its rights and delegate its obligations whether pursuant to the making of an assignment or the selling of a participation under this Agreement and the other Financing Agreements (i) to any of its present and future Subsidiaries or Affiliates or
(ii) to any commercial banks or other financial institutions with the consent of

Borrower which shall not be unreasonably withheld, delayed or conditioned, (iii) upon the merger, consolidation, sale, transfer or other disposition of all or any substantial portion of its business, loan portfolio or other assets, or (iv) at any time after an Event of Default shall exist or have occurred and be continuing without the consent of Borrower or any Guarantors.

     14.2 Successors. This Agreement shall bind and inure to the benefit of the respective successors and assigns of each of the parties; provided, however, neither Borrower nor any Guarantor may assign this Agreement or any rights or duties hereunder without Lender's prior written consent and any prohibited assignment shall be absolutely void ab initio. No consent to assignment by Lender shall release Borrower or any Guarantor from its Obligations. Lender may assign this Agreement and the other Loan Documents and its rights and duties hereunder and thereunder pursuant to Section 14.1 hereof and, except as expressly required pursuant to Section 14.1 hereof, no consent or approval by Borrower or any Guarantor is required in connection with any such assignment.

15. AMENDMENTS; WAIVERS.
------------------------

          15.1 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by Borrower therefrom, shall be effective unless the same shall be in writing and signed by Lender and Borrower and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

          15.2 No Waivers; Cumulative RemediesError! Bookmark not defined.. No failure by Lender to exercise any right, remedy, or option under this Agreement or any other Loan Document, or delay by Lender in exercising the same, will operate as a waiver thereof. No waiver by Lender will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by Lender on any occasion shall affect or diminish Lender's rights thereafter to require strict performance by Borrower or Guarantors, as the case may be, of any provision of this Agreement. Lender's rights under this Agreement and the other Loan Documents will be cumulative and not exclusive of any other right or remedy that Lender may have.

16. GENERAL PROVISIONS.
-----------------------

          16.1 Effectiveness. This Agreement shall be binding and deemed effective when executed by Borrower, Guarantors and Lender.

          16.2 Section Headings. Headings and numbers have been set forth herein for convenience only. Unless the contrary is compelled by the context, everything contained in each Section applies equally to this entire Agreement.

          16.3 Interpretation. Neither this Agreement nor any uncertainty or ambiguity herein shall be construed against Lender or Borrower, whether under any rule of construction or otherwise. On the contrary, this Agreement has been reviewed by all parties and shall be construed and interpreted according to the ordinary meaning of the words used so as to accomplish fairly the purposes and intentions of all parties hereto.

     16.4 Severability of Provisions. Each provision of this Agreement shall be severable from every other provision of this Agreement for the purpose of determining the legal enforceability of any specific provision.

     16.5 Withholding Taxes. All payments made by Borrower or any Guarantor hereunder or under any note or other Loan Document will be made without setoff, counterclaim, or other defense, except as required by applicable law other than for Taxes (as defined below). All such payments will be made free and clear of, and without deduction or withholding for, any present or future taxes, levies, imposts, duties, fees, assessments or other charges of whatever nature now or hereafter imposed by any jurisdiction (other than the United States) or by any political subdivision or taxing authority thereof or therein (other than of the United States) with respect to such payments (but excluding, any tax imposed by any jurisdiction or by any political subdivision or taxing authority thereof or therein (i) measured by or based on the net income or net profits of Lender, or
(ii) to the extent that such tax results from a change in the circumstances of Lender, including a change in the residence, place of organization, or principal place of business of Lender, or a change in the branch or lending office of Lender participating in the transactions set forth herein) and all interest, penalties or similar liabilities with respect thereto (all such non-excluded taxes, levies, imposts, duties, fees, assessments or other charges being referred to collectively as "Taxes"). If any Taxes are so levied or imposed, Borrower agrees to pay the full amount of such Taxes, and such additional amounts as may be necessary so that every payment of all amounts due under this Agreement or under any note, including any amount paid pursuant to this Section
16.5 after withholding or deduction for or on account of any Taxes, will not be less than the amount provided for herein; provided, however, that neither Borrower nor any Guarantor shall be required to increase any such amounts payable to Lender if the increase in such amount payable results from Lender's own willful misconduct or gross negligence. Borrower (for itself and each of its Subsidiaries) will furnish to Lender as promptly as possible after the date the payment of any Taxes is due pursuant to applicable law certified copies of tax receipts evidencing such payment by Borrower or such Subsidiary, as the case may be.

     16.6 Currency Indemnity. If, for the purposes of obtaining judgment in any court in any jurisdiction with respect to this Agreement or any of the other Loan Documents, it becomes necessary to convert into the currency of such jurisdiction (the "Judgment Currency") any amount due under this Agreement or under any of the other Loan Documents in any currency other than the Judgment Currency (the "Currency Due"), then conversion shall be made at the Exchange Rate at which Lender is able, on the relevant date, to purchase the Currency Date with the Judgment Currency prevailing on the Business Day before the day on which judgement is given. In the event that there is a change in the rate of Exchange Rate prevailing between the Business Day before the day on which the judgment is given and the date of receipt by Lender of the amount due, Borrower will, on the date of receipt by Lender, pay such additional amounts, if any, or be entitled to receive reimbursement of such amount, if any, as may be necessary to ensure that the amount received by Lender on such date is the amount in the Judgment Currency which when converted at the rate of exchange prevailing on the date of receipt by Lender is the amount then due under this Agreement or such other of the Loan Documents in the Currency Due. If the amount of the Currency Due which Lender is able to purchase is less than the amount of the Currency Due originally due to it, Borrower and Guarantors shall indemnify and save Lender harmless from and against loss or damage arising as a result of such deficiency. The indemnity contained herein shall constitute an obligation separate and independent from the other obligations contained in this Agreement and the other

Loan Documents, shall give rise to a separate and independent cause of action, shall apply irrespective of any indulgence granted by Lender from time to time and shall continue in full force and effect notwithstanding any judgment or order for a liquidated sum in respect of an amount due under this Agreement or any of the other Loan Documents or under any judgment or order.

     16.7 Amendments in Writing. This Agreement only can be amended by a writing signed by Lender, Borrower and Guarantors.

     16.8 Counterparts; Telefacsimile Execution. This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and all of which, when taken together, shall constitute but one and the same
Agreement. Delivery of an executed counterpart of this Agreement by telefacsimile shall be equally as effective as delivery of an original executed counterpart of this Agreement. Any party delivering an executed counterpart of this Agreement by telefacsimile also shall deliver an original executed counterpart of this Agreement but the failure to deliver an original executed counterpart shall not affect the validity, enforceability, and binding effect of this Agreement. The foregoing shall apply to each other Loan Document mutatis mutandis.

     16.9 Revival and Reinstatement of ObligationsError! Bookmark not defined. If the incurrence or payment of the Obligations by Borrower or any Guarantor or the transfer to Lender of any property should for any reason subsequently be declared to be void or voidable under any state or federal law relating to creditors' rights, including provisions of the Bankruptcy Code relating to fraudulent conveyances, preferences, or other voidable or recoverable payments of money or transfers of property (collectively, a "Voidable Transfer"), and if Lender is required to repay or restore, in whole or in part, any such Voidable Transfer, or elects to do so upon the reasonable advice of its counsel, then, as to any such Voidable Transfer, or the amount thereof that Lender is required or elects to repay or restore, and as to all reasonable costs, expenses, and attorneys fees of Lender related thereto, the liability of Borrower or such Guarantor automatically shall be revived, reinstated, and restored and shall exist as though such Voidable Transfer had never been made.

     16.10 Integration. This Agreement, together with the other Loan Documents, reflects the entire understanding of the parties with respect to the transactions contemplated hereby and shall not be contradicted or qualified by any other agreement, oral or written, before the date hereof.

     16.11 Choice of Language. The parties hereto confirm that they have requested that this Agreement and all documents related hereto be drafted in English. Les parties aux presentes ont exige que cette convention ainsi que tout document connexe soient rediges en anglais.

                           [Signature page to follow.]

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered as of the date first above written.

      FOOTHILL CAPITAL CORPORATION,    DIXON TICONDEROGA COMPANY,
        a California corporation          a Delaware corporation, as Borrower

      By:       /s/ Kathy Plisko       By:     /s/ Richard A. Asta
                ----------------               -------------------
      Title:    Senior Vice President  Title:  Treasurer
               ----------------------          ---------


                                       DIXON TICONDEROGA INC., as Guarantor

                                       By:     /s/ Richard A. Asta
                                               -------------------
                                       Title:  Treasurer
                                               ---------


                                       DIXON EUROPE, LIMITED, as Guarantor

                                       By:     /s/ Richard A. Asta
                                               -------------------
                                       Title:  Secretary
                                               ---------


                                       GRUPO DIXON, S.A. de C.V., as Guarantor

                                       By:     /s/ Richard A. Asta
                                               -------------------
                                       Title:  Attorney-In-Fact
                                               ----------------


                                       DIXON COMERCIALIZADORA, S.A. de C.V.,
                                        as Guarantor

                                       By:     /s/ Richard A. Asta
                                               -------------------
                                       Title:  Attorney-In-Fact
                                               ----------------

                                       DIXON INDUSTRIAL MEXICO,
                                         S.A. de C.V., as Guarantor

                                       By:     /s/ Jose Noe Covarrubias
                                               -----------------------

                                       Title:  Liquidator
                                               ----------


                                       SERVIDIX, S.A. de C.V., as Guarantor

                                       By:     /s/ Richard A. Asta
                                               -------------------
                                       Title:  Attorney-In-Fact
                                               ----------------


                                       DIXON TICONDEROGA DE
                                         MEXICO, S.A. de C.V., as Guarantor

                                       By:     /s/ Richard A. Asta
                                               -------------------
                                       Title:  Attorney-In-Fact
                                               ----------------


                                       BEIJING DIXON TICONDEROGA
                                       STATIONERY COMPANY LIMITED, as Guarantor

                                       By:     /s/ Gino N. Pala
                                               -------------------
                                       Title:
                                               -------------------


                                       TICONDEROGA GRAPHITE INC., as Guarantor

                                       By:     /s/ Richard A. Asta
                                               -------------------
                                       Title:  Treasurer
                                               ---------

                                                              Exhibit (10) o.
                                                              ---------------

                            Dixon Ticonderoga Company
                           --------------------------
            Amended and Restated Note and Warrant Purchase Agreement,
            ---------------------------------------------------------
              12.5% Senior Subordinated Notes, due October 3, 2005.
              -----------------------------------------------------



                                                               EXECUTION VERSION











                            DIXON TICONDEROGA COMPANY











                          AMENDED AND RESTATED NOTE AND

                           WARRANT PURCHASE AGREEMENT





                           DATED AS OF OCTOBER 3, 2002




                     12.5% SENIOR NOTES DUE OCTOBER 3, 2005

            AMENDED AND RESTATED NOTE AND WARRANT PURCHASE AGREEMENT
            --------------------------------------------------------


     AMENDED AND RESTATED NOTE AND WARRANT PURCHASE AGREEMENT (this "Agreement" or the "Restated Note Agreement"), dated as of October 3, 2002, among DIXON TICONDEROGA COMPANY, a Delaware corporation (the "Company"), and each of THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES, JOHN HANCOCK LIFE INSURANCE COMPANY (formerly known as John Hancock Mutual Life Insurance Company) and SIGNATURE 1A (CAYMAN), LTD. (collectively, the "Noteholders"), amends and restates in its entirety that certain Note and Warrant Purchase Agreement, dated as of September 26, 1996, among the Company and the Noteholders (such Note and Warrant Purchase Agreement as amended, prior to giving effect to the amendment and restatement thereof pursuant to this Agreement, being hereinafter referred to as the "Existing Note Agreement").

                                    RECITALS
                                    --------

     WHEREAS, pursuant to the Existing Note Agreement the Noteholders purchased from the Company Sixteen Million Five Hundred Thousand Dollars ($16,500,000) in original aggregate principal amount of the Company's 12% Senior Subordinated Notes due September 26, 2003 (such notes, prior to giving effect to the amendment and restatement thereof pursuant to this Agreement, being hereinafter referred to as the "Existing Notes"; the Existing Notes, as amended and restated pursuant to this Agreement, together with all notes issued in exchange or substitution for any such amended and restated notes, in each case in accordance with this Agreement, are hereinafter referred to as the "Restated Notes"); and

     WHEREAS, the Company and the Noteholders have agreed (a) to amend and restate the Existing Note Agreement to be in the form of this Agreement and (b) to amend and restate each of the Existing Notes to be substantially in the form of Exhibit A hereto; and

     WHEREAS, the Company and the Noteholders wish to more fully set forth their agreement herein;

                                    AGREEMENT
                                    ---------

     NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties to this Agreement hereby agree as follows:

1. AMENDMENTS, RESTATEMENTS AND EXCHANGE OF SECURITIES
------------------------------------------------------

     1.1 Amendment; Restatement.

     Subject to complete satisfaction of the conditions set forth in Section 4 of this Agreement:

          (a) the Existing Note Agreement is hereby amended and restated to be in the form of this Agreement; and

          (b) the form of each of the Existing Notes is hereby amended and restated to be in the form of Exhibit A hereto.

     1.2 The Closing.

     The closing (the "Closing") of the transactions contemplated by Section 1.1 will take place at the offices of Otterbourg, Steindler, Houston & Rosen, P.C. in New York, New York on October 3, 2002. At the Closing:

          (a) the Company will deliver to each Noteholder one or more Restated Notes (as set forth below such Noteholder's name on Annex 1), in the denominations indicated on Annex 1, dated the Restatement Date and registered in the name of the holder indicated on Annex 1;

          (b) each Noteholder will deliver to the Company each Existing Note held by such Noteholder. All amounts owing under, and evidenced by, the Existing Notes as of the Effective Date shall continue to be outstanding under, and shall after the Effective Date be evidenced by, the Restated Notes, and shall be repayable in accordance with this Agreement and the Restated Notes. The Company shall cancel, and shall not reissue, the Existing Notes delivered to it pursuant to Section 1.2(b).

          (c) the Company will deliver to each Noteholder one March 2004 2.5% Warrant, one March 2005 2.5% Warrant and one 9.5% Warrant, in each case registered in the name of such Noteholder (for the respective number of shares of Common Stock set forth below such Noteholder's name on Annex 1), dated the Restatement Date.

     1.3 Original Issue Discount; Redemption Premium.

     You and the Company agree that, as a result of the delivery of the Warrants in accordance with the terms of this Agreement, any original issue discount attributable to any Note is less than the product of

                         (A) one-quarter of one percent (.25%), multiplied by

                         (B) the  product of the  weighted  average  maturity of
                    such Note multiplied by the stated redemption price at maturity of such Note (as determined in accordance with section 1273 of the IRC); and

     You and the Company agree to consistently use the foregoing assumptions as to original issue discount and redemption premium for all United States federal, state and local income tax purposes with respect to the transactions contemplated by the Financing Documents unless the IRS or a change in law requires otherwise. You and the Company acknowledge that the Fair Market Value of such Warrants as of the Restatement Date is no greater than the amount determined immediately above.

     1.4 Consent to Senior Credit Documents.

     Subject to complete satisfaction of the conditions set forth in Section 4 of this Agreement, the Noteholders consent to the Company entering into the Senior Credit Documents, consent to the terms and provisions therein contained, consent to the incurrence of the Indebtedness evidenced thereby and the Liens securing such Indebtedness.

2.    WARRANTIES AND REPRESENTATIONS OF THE COMPANY

     To induce each Noteholder to enter into this Agreement, the Company warrants and represents, as of the Restatement Date, as follows:

     2.1 Nature of Business.

     Part 2.1 of Annex 2 sets forth the principal business locations and properties of the Company as of the Restatement Date.

     2.2 Financial Statements; Indebtedness; Material Adverse Change.

          (a) Indebtedness. Part 2.2(a) of Annex 2 lists all Indebtedness of the Company and its Subsidiaries and Affiliates as of the Restatement Date, after giving effect to the transactions contemplated by the Transaction Documents, and provides, as appropriate, the following information with respect to each item of such Indebtedness: the obligor, each guarantor thereof and each other Person similarly liable in respect thereof, the holder thereof, the outstanding amount, the current portion of the outstanding amount, the final maturity, required sinking fund payments, and a description of the collateral securing such Indebtedness. Part 2.2(a) also identifies the financial statements of the Company that were most-recently delivered to the Noteholders.

          (b) Liens. Part 2.2(b) of Annex 2 lists all Liens securing Indebtedness of the Company in existence as of the Restatement Date, after giving effect to the transactions contemplated by the Transaction
     Documents,  and provides  the  following  information  with respect to each
     Lien: the holder thereof, the outstanding amount secured, the nature of the Indebtedness and a description of the collateral receiving such Indebtedness.

          (c) Contingent Obligations. There are no Guaranties or other contingent obligations in respect of which disclosure is required, or for which provisions is required to be made, in the financial statements of the Company and its Subsidiaries in accordance with GAAP, other than those so disclosed, and for which such provision has been made, in the financial statements referred to in Section 2.2(a).

          (d) Material Adverse Change. Except as reflected in the Projections delivered to the Noteholders, there has been no change in the business, operations, profits, financial condition, Properties or business prospects of the Company since September 30, 2001, that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

     2.3 Subsidiaries and Affiliates.

          (a) Ownership of Subsidiaries. The Company has no Subsidiaries other than those listed on Part 2.3(a)(i) of Annex 2.

                    (ii) Each of the Company's  Subsidiaries  identified on Part
               2.3(a)(ii) of Annex 2 hereof (a) has no material assets or (b) has been dissolved or liquidated.

          (b) Affiliates. Part 2.3(b) of Annex 2 sets forth the name of each Affiliate (other than members of the families of officers and directors of the Company) and the nature of the affiliation of such Affiliate.

     2.4 Title to Properties.

          (a) General. Each of the Company and its Subsidiaries has good and marketable title to all of the Property reflected in the most recent balance sheet referred to in Section 2.2 (except as sold or otherwise disposed of in the ordinary course of business), free from Liens not otherwise permitted by provisions of the Restated Note Agreement.

          (b) Leases. All leases necessary for the conduct of the business of the Company and its Subsidiaries are valid and subsisting and are in full force and effect, except for such failures to be valid and subsisting that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect.

          (c) Intellectual Property. Each of the Company and its Subsidiaries owns, possesses or has the right to use all of the licenses, permits, franchises, patents, copyrights, trademarks, service marks and trade names necessary for the present and currently planned future conduct of its business, without any known conflict with the rights of others, except for such failures to own, possess, or have the right to use, that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect. No intellectual property at any time used by the Company or Dixon Ticonderoga Inc., as the case may be, which is owned by another person or owned by the Company or Dixon Ticonderoga Inc., as the case may be, subject to any security interest, lien, charge, collateral assignment, pledge, hypothec or other encumbrance in favor of any person other than the Noteholders is used in connection with the sale of any Inventory except to the extent permitted under the terms of a valid and enforceable license agreement between the Company or Dixon Ticonderoga Inc., as the case may be, and the owner of such Intellectual Property (collectively, together with any such agreements or arrangements entered into by the Company or Dixon Ticonderoga Inc. after the date hereof, the "License Agreements", sometimes being referred to herein individually as a "License Agreement").

     2.5 Taxes.

          (a) Returns Filed; Taxes Paid. All tax returns required to be filed by the Company and each other Person with which the Company files or has filed a consolidated return in any jurisdiction have in fact been filed on a timely basis. All taxes, assessments, fees and other governmental charges upon the Company and any such Person, and upon any of their respective Properties, income or franchises, that are due and payable have been paid, except for such failures to pay that, in the aggregate for all such Persons, could not reasonably be expected to have a Material Adverse Effect. The Company knows of no proposed additional tax assessment against it or any such Person that could reasonably be expected to have a Material Adverse Effect.

          (b) Book Provisions Adequate. Except as disclosed in Part 2.5(b) of Annex 2, the amount of the liability for taxes reflected in the most recent statement of financial condition referred to in Section 2.2(a) is in each case an adequate provision for taxes as of the dates of such statements of financial condition (including, without limitation, any payment due pursuant to any tax sharing agreement) as are or may become payable by any one or more of the Company and the other Persons consolidated with the Company in such financial statements in respect of all tax periods ending on or prior to such dates.

     2.6 Pending Litigation.

          (a) Pending Litigation. Other than that litigation disclosed on Part 2.6(a) of Annex 2, there are no proceedings, actions or investigations pending or, to the knowledge of the Company, threatened, against or affecting the Company or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal, that, in the aggregate for all such proceedings, actions and investigations, could reasonably be expected to have a Material Adverse Effect.

          (b) No Violations. Neither the Company nor any Subsidiary is in violation of any judgment, order, writ, injunction or decree of any court, Governmental Authority, arbitration board or tribunal that, in the aggregate for all such violations, could reasonably be expected to have a Material Adverse Effect.

     2.7 Corporate Organization and Authority.

     Each of the Company and its Subsidiaries:

          (a) is an entity duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization;

          (b) has all power and authority necessary to own and operate its Properties and to carry on its business as now conducted and as presently proposed to be conducted;

          (c) has all licenses, certificates, permits, franchises and other governmental authorizations necessary to own and operate its Properties and to carry on its business as now conducted and as presently proposed to be conducted, except where the failure to have such licenses, certificates, permits, franchises and other governmental authorizations, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect; and

          (d) has duly qualified or has been duly licensed, and is authorized to do business and is in good standing, in each state in the United States of America and in each other jurisdiction where it is required to do so, except where the failure to be so qualified or licensed and authorized and in good standing, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect.

     2.8 Charter Instruments, Other Agreements.

     Neither the Company nor any of its Subsidiaries is in violation in any respect of:

          (a) any term of any constitutive document or bylaw; or

          (b) any term in any agreement or other instrument to which it is a party or by which it or any of its Property may be bound, except for such violations that, in the aggregate for all such violations, could not reasonably be expected to have a Material Adverse Effect.

     2.9 Restrictions on the Company and Subsidiaries.

     Neither the Company nor any of its Subsidiaries:

          (a) is a party to any contract or agreement, or subject to any charter or other corporate restriction that, in the aggregate for all such contracts, agreements, and charter and corporate restrictions, is reasonably likely to have a Material Adverse Effect;

          (b) is a party to any contract or agreement that restricts its right or ability to incur Indebtedness or to issue Rights of the Company, as the case may be, other than the agreements listed on Part 2.9(b) of Annex 2, none of which restricts the execution and delivery of, or compliance with this Agreement or the other Transaction Documents; and

          (c) has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by the provisions of this Restated Note Agreement.

     True, correct and complete copies of each of the agreements, if any, listed on Part 2.9(b) of Annex 2 have been provided to the Noteholders.

     2.10 Compliance with Law.

     Neither the Company nor any of it Subsidiaries is in violation of any law, ordinance, governmental rule or regulation to which it is subject, except for such violations that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

     2.11 Pension Plans.

          (a) Operation of Plans; Liabilities. The Company, its Subsidiaries and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither the

      Company, its Subsidiaries nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the IRC relating to employee benefit plans (as defined in section 3 of ERISA), and no event, transaction or condition has occurred or exists that could reasonably be expected to result in the incurrence of any such liability by the Company, its Subsidiaries or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, Properties or assets of the Company, its Subsidiaries or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to section 401(a)(29) or 412 of the IRC, other than such liabilities or Liens as individually or in the aggregate would not have a Material Adverse Effect.

          (b) Relationship of Benefit Liabilities to Plan Assets. Except as disclosed in Part 2.11(b) of Annex 2, the present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities. The term "benefit liabilities" has the meaning specified in section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.

          (c) Withdrawal Liabilities. Except as disclosed in Part 2.11(b) of Annex 2, the Company, its Subsidiaries and its ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans, other than such liabilities as individually or in the aggregate would not have a Material Adverse Effect.

          (d) Postretirement Benefit Obligations. The expected postretirement benefit obligation (determined as of the last day of the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the IRC) of the Company or its Subsidiaries will not have a Material Adverse Effect.

     2.12 Environmental Compliance.

          (a) Compliance. Each of the Company and its Subsidiaries is in compliance with all Environmental Protection Laws in effect in each jurisdiction where it is presently doing business or is located, other than any non-compliance which could not reasonably be expected to have a Material Adverse Effect.

          (b) Liability. Neither the Company nor its Subsidiaries is subject to any liability under any Environmental Protection Law that, individually or in the aggregate, could be reasonably expected to have a Material Adverse Effect.

          (c) Notices. Except as disclosed on Part 2.12(c) of Annex 2, neither the Company nor its Subsidiaries has received any:

                    (i) written notice from any Governmental  Authority by which any of its present or previously-owned or leased real Properties has been designated, listed, or identified in any manner by any Governmental Authority charged with administering or enforcing any Environmental Protection Law as a hazardous substance disposal or removal site, "Super Fund" clean-up site, or candidate for removal or closure pursuant to any Environmental Protection Law;

                    (ii) written notice of any Lien arising under or in connection with any Environmental Protection Law that has attached to any revenues of, or to, any of its owned or leased real Properties; or

                    (iii) summons, citation, notice, directive, letter, or other written communication from any Governmental Authority concerning any intentional or unintentional action or omission by the Company or any Subsidiary in connection with its ownership or leasing of any real Property resulting in the releasing, spilling, leaking, pumping, pouring, emitting, emptying, dumping, or otherwise disposing of any hazardous substance into the environment resulting in any material violation of any Environmental Protection Law;

     which, in any such case, relates to or makes reference to an event or condition which could reasonably be expected to have a Material Adverse Effect.

     2.13 Due Authorization; Enforceability.

          (a) Amendment and Restatement Authorized. The execution and delivery by the Company and each Subsidiary of the Transaction Documents to which it is a party and the compliance by the Company and each such Subsidiary with all of the provisions of each Transaction Document to which it is a party:

                    (i)  is  within   the   powers  of  the   Company   and  its
               Subsidiaries, as the case may be; and

                    (ii) does not conflict with,  result in any breach of any of the provisions of, constitute a default under, or result in the creation of any Lien (other than Liens in favor of the Collateral Agent) upon any Property of the Company or its Subsidiaries under the provisions of:

                        (A) any governing document, charter instrument, bylaw or
                  other agreement to which the Company or any Subsidiary is a party or by which the Company or any Subsidiary is or may be bound;

                        (B) any order, judgment, decree, or ruling of any court,
                  arbitrator or Governmental Authority applicable to the Company or any of its Subsidiaries or any of their respective Property; or

                        (C) any statute or other rule or regulation of any
                  Governmental Authority applicable to the Company or any Subsidiary or any of their respective Property.

          (b) Obligations are Enforceable. Each of the Company and its Subsidiaries has duly authorized by all necessary action on its part each of the Transaction Documents to which it is a party. Each of the Transaction Documents has been executed and delivered by one or more duly authorized officers of the Company and its Subsidiaries, as the case may be, and constitutes a legal, valid and binding obligation of the Company or its Subsidiaries, as the case may be, enforceable in accordance with its terms, except that:

                    (i) the enforceability  thereof may be limited by applicable bankruptcy, reorganization, arrangement, insolvency, moratorium, or other similar laws affecting the enforceability of creditors' rights generally and subject to the availability of equitable remedies; and

                    (ii) rights to indemnity and contribution  contained therein may be limited by applicable law or public policy.

     2.14 Governmental Consent.

          (a) Neither the nature of the Company and its Subsidiaries nor of any of their businesses or Properties, nor any relationship between the Company or its Subsidiaries and any other Person, nor any circumstance in connection with the execution and delivery of any Transaction Document, nor the performance of the obligations of the Company and its Subsidiaries thereunder, is such as to require a consent, approval or authorization of, or pre-filing, registration or qualification with, any Governmental Authority on the part of the Company or its Subsidiaries as a condition thereto.

          (b) Each of the execution and delivery of the Transaction Documents and the performance of the obligations of the Company and its Subsidiaries hereunder and thereunder, by the Company and its Subsidiaries:

                    (i) is not subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Transportation Acts of the United States of America (49 U.S.C.), as amended, or the Federal Power Act, as amended; and

                    (ii) does not violate any  provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or its Subsidiaries.

     2.15 No Defaults.

     Immediately after giving effect to this Agreement, no Default or Event of Default shall exist.

     2.16 Margin Regulations; Enemy Status.

          (a) Margin Regulations. None of the transactions contemplated in any of the Transaction Documents violates, will violate or will result in a violation of section 7 of the Exchange Act, or any regulation issued pursuant thereto, including, without limitation, Regulation U, Regulation T or Regulation X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter II.

          (b) Absence of Foreign or Enemy Status. Neither the issuance of the Restated Notes nor the issuance of the Warrants will result in a violation of any of the foreign assets control regulations of the United States
     Treasury Department (31 CFR, Subtitle B, Chapter V, as amended), or any ruling issued thereunder or any enabling legislation or Presidential Executive Order in connection therewith.

     2.17 Capitalization.

          (a) Capitalization. Part 2.17(a) of Annex 2 correctly sets forth, after giving effect to the consummation of all transactions contemplated by this Agreement on the Restatement Date, for the Company and its
     Subsidiaries:

                    (i) the  authorized  and  outstanding  shares of the Capital
               Stock and other Securities of such Person (specifying the type, class or series of all such Capital Stock and other Securities and whether such Capital Stock and other Securities are voting or non-voting);

                    (ii) each legal and beneficial holder of more than ten percent (10%) of such Person's Capital Stock, the identity of such holder, the number of shares of each class of Capital Stock held by such holder and the percentage of the shares of each class so held;

                    (iii) all rights, warrants, options or obligations to convert other Securities into, or exchange other Securities for, Capital Stock of such Person, together with descriptions of the terms thereof; and

                    (iv) all obligations (contingent or otherwise) of such Person to repurchase or otherwise acquire or retire any shares of Capital Stock or rights, warrants, options or convertible or exchangeable Securities of the such Person.

     All such outstanding shares of Capital Stock have been duly authorized and validly issued and are fully paid, non-assessable and free and clear of any Lien (other than as specified in Part 2.17(a) of Annex 2). There are no preemptive rights, subscription rights, or other contractual rights similar in nature to preemptive rights with respect to any Capital Stock of the Company or any of its Subsidiaries.

          (b) Reservation of Treasury Stock. The Company currently holds and has reserved for issuance upon exercise of the Warrants, a sufficient number of shares of Common Stock as treasury shares to permit, after giving effect to the transactions contemplated by the Transaction Documents, the exercise of all of the Warrants. Each share of Common Stock reserved for issuance upon exercise of the Warrants, when issued, will be fully paid and nonassessable, free and clear of any Lien and not subject to any preemptive rights.

     2.18 Solvency.

     With respect to each of the Company, its Subsidiaries and the Company and its Subsidiaries on a consolidated basis:

          (a) Assets Greater than Liabilities. The fair value of the business and assets of such Person(s) exceeds the amount that will be required to pay the liabilities of such Person including, without limitation, contingent, subordinated, unmatured and unliquidated liabilities, as such liabilities may become absolute and matured.

          (b) Meeting Liabilities. After giving effect to the transactions contemplated by the Transaction Documents, such Person(s):

                    (i) will not be engaged in any business or  transaction,  or about to engage in any business or transaction, for which such Person(s) has unreasonably small assets or capital (within the meaning of the Uniform Fraudulent Transfer Act, the Uniform
               Fraudulent Conveyance Act and section 548 of the Federal Bankruptcy Code); and

                    (ii) will be able to pay its debts as they mature.

          (c) Intent. Each Person entering into the Transaction Documents does so with no intent to hinder, delay, or defraud either current creditors or future creditors of the Company or its Subsidiaries.

     2.19 Senior Credit Documents.

     The Company has provided to the Noteholders true, correct and complete copies of the Senior Credit Agreement and each other Senior Credit Document, and there is no agreement or understanding between the Company and the Senior Lender except as set forth in the Senior Credit Documents. Each and every representation and warranty contained in the Senior Credit Documents is true and correct and each such representation and warranty is deemed incorporated herein by reference mutatis mutandis as if fully set forth herein.


     2.20 Full Disclosure.

     Neither the statements made in this Agreement, the financial statements referred to in Section 2.2, nor any other written statement furnished by or on behalf of the Company to you in connection with the transactions contemplated hereby, taken as a whole, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein and herein, taken as a whole, not misleading. There is no fact that the Company has not disclosed to you in writing that has had or, so far as the Company can now reasonably foresee, could reasonably be expected to have, a Material Adverse Effect.

3.    REPRESENTATIONS OF THE NOTEHOLDERS

     Each Noteholder, severally and not jointly, represents to the Company that it is a financially sophisticated institutional investor that is experienced in financial matters and is acquiring the Restated Notes and the Warrants listed on Annex 1 below its name for its own account, or for the account of one or more separate accounts maintained by it, for investment and with no present intention of, or view to, distributing such Restated Notes or the Warrants or any part thereof, except in compliance with the Securities Act, but without prejudice to its right at all times to:

          (a) sell or otherwise dispose of all or any part of the Restated Notes or the Warrants under a registration statement filed under the Securities Act, or in a transaction exempt from the registration requirements of such Act, including a transaction pursuant to Rule 144A; and

          (b) have control over the disposition of all of its assets to the fullest extent required by any applicable law.

     It is understood that, in making the  representations  set out in Section 2
hereof,   the  Company  is  relying,   to  the  extent   applicable,   upon  the
representation as aforesaid.

4.    CLOSING CONDITIONS

     This Agreement shall become effective on the date (the "Restatement Date") upon which all of the following conditions precedent have been satisfied, such satisfaction to be evidenced by the execution and delivery of this Agreement:

     4.1 Noteholder Consent.

     Holders of 100% of the outstanding principal amount of the Existing Notes shall have executed a counterpart of this Restated Note Agreement.

     4.2 Accrued Interest

     All interest due and owing on the Existing Notes as of the Restatement Date (other than capitalized interest represented by the PIK Notes) shall have been paid in full in cash on the Restatement Date. PIK Notes in the aggregate amount of $571,466.00, each dated as of the Restatement Date, shall have been delivered to the Noteholders in the respective principal amounts set forth below such Noteholder's name on Annex 1.

     4.3 Opinion of Counsel.

     Each Noteholder shall have received from Smith, Moss, Kline & Davis, LLP, counsel for the Company and its Subsidiaries, a closing opinion, dated as of the Restatement Date and substantially in the form set forth in Exhibit B. This
Section 4.3 shall constitute direction by the Company to such counsel to deliver such closing opinion to the Noteholders.

     4.4 Warranties and Representations True; Compliance.

          (a)   Warranties   and   Representations   True.  The  warranties  and
     representations contained in Section 2 shall be true on the Restatement Date with the same effect as though made on and as of that date.

          (b) Compliance with this Agreement and the Transaction Documents.  The
     Company  shall  have   performed  and  complied  with  all  agreements  and
     conditions
      contained herein and in the other Transaction Documents that are required to be performed or complied with by the Company on or prior to the Restatement Date, and such performance and compliance shall remain in effect on the Restatement Date.



     1.1 Secretary's Certificates.

     Each Noteholder shall have received certificates, in form and substance acceptable to the Noteholders and their special counsel, dated the Restatement Date and signed by the Secretary or an Assistant Secretary of the following entities:

                    (i) the Company,

                    (ii) Dixon Ticonderoga Inc.,

                    (iii) Dixon Europe, Limited,

                    (iv) Beijing Dixon Ticonderoga Stationery Company Limited,

                    (v) Ticonderoga Graphite Inc.,

                    (vi) Grupo Dixon, S.A. de C.V.,

                    (vii) Dixon Comercializadora, S.A. de C.V.,

                    (viii) Servidix, S.A. de C.V., and

                    (ix) Dixon Ticonderoga de Mexico, S.A. de C.V.

    1.2  Legality.

     The Restated Notes shall on the Restatement Date qualify as a legal investment for each Noteholder under applicable insurance law (without regard to any "basket" or "leeway" provisions), the acquisition thereof shall not subject any Noteholder to any penalty or other onerous condition pursuant to any such law or regulation, and each Noteholder shall have received such evidence as the Noteholders or their special counsel may reasonably request to establish compliance with this condition.

1.3 Restated Notes.

     The Company shall have executed and delivered to each Noteholder a counterpart of this Restated Note Agreement, and shall have issued the Restated Notes (in the respective principal amounts set forth below such Noteholder's name on Annex 1) to each Noteholder.

1.4 Reaffirmation of Subsidiary Guaranties.

     Each of the Subsidiary Guarantors shall have executed a Reaffirmation of Subsidiary Guarantee in the form of Exhibit F-1 or F-2 hereto.

     1.5 Senior Debt.

     Each Noteholder shall have received from the Company a copy of the Senior Credit Agreement which shall:

          (a) be in full force and effect and be certified as true and correct by a Senior Officer;

          (b) provide for committed loan facilities aggregating Twenty-Eight Million Dollars ($28,000,000);

          (c) provide for borrowing availability subject to reserves and other limitations of (i) up to at least 85% of eligible accounts receivable, and
     (ii) the lowest of (x) 70% of US and Canadian finished goods inventory and 25% eligible US and Canadian raw materials, (y) 80% of the appraised net orderly liquidation value of eligible finished goods and raw material inventories, and (z) $15,000,000; and

(d)   be otherwise acceptable to the Noteholders.

     1.6 Collateral.

     Each of the Company and Dixon Ticonderoga Inc. shall have executed and delivered to the Collateral Agent each of the Collateral Documents to which it is stated to be a party, in form and substance satisfactory to the Noteholders, and the Collateral Documents shall be in full force and effect and create in favor of the Collateral Agent valid and enforceable Liens and security interests upon the collateral purported to be encumbered thereby. All filings, recordings and other actions necessary to perfect the Liens and security interests of the Collateral Agent upon the Collateral shall have been duly made or taken, and such Liens and security interests shall constitute perfected Liens and security interests, senior to all Liens other than Permitted Liens.

     1.7 Intercreditor Agreement.

     Each of the Noteholders, the Collateral Agent and the Senior Lender shall have entered into the Intercreditor Agreement, and the Company and Dixon Ticonderoga Inc. shall have acknowledged and agreed to same.

     1.8 Warrants

     The Company shall have executed and delivered to each Noteholder the 2.5% Warrants and the 9.5% Warrants, in each case for the number of shares set forth below such Noteholder's name on Annex 1 hereto.

     1.9 Expenses of Noteholders.

     All fees and disbursements required to be paid pursuant to Section 12.6 of this Agreement shall have been paid in full, including the fees and expenses of Bingham McCutchen LLP and the Collateral Agent.

     1.10 Proceedings Satisfactory.

     All proceedings taken in connection with the Transaction Documents and all documents and papers relating thereto shall be satisfactory to the Noteholders and their special counsel. The Noteholders and their special counsel shall have received copies of such documents and papers as they may reasonably request in connection therewith, all in form and substance satisfactory to the Noteholders and their special counsel. 1.11 Conditions Subsequent to Closing

     The Company shall comply with (i) the conditions subsequent to the closing and extension of initial credit as set forth in the Section 3.2 of the Senior Credit Agreement and (ii) the terms of that certain closing side letter dated as of the date hereof from the Company addressed to the Noteholders, in each case within the time provided for each action therein and shall provide to the Noteholders, c/o Bingham McCutchen LLP, Attn: Renee M. Dailey, Esq., One State Street, Hartford, CT 06103, copies of all documents, reports, agreements and proof of compliance with same as provided for in same.

2.    PAYMENTS

     2.1 Interest Payments.

     Interest (computed on the basis of a 360-day year of twelve 30-day months) shall accrue on the unpaid principal balance of each of the Restated Notes from and including the date of such Restated Note at the rate of 12.50% per annum, payable quarterly in arrears on the first day of each July, October, January and April in each year (each an "Interest Payment Date"), commencing with the Interest Payment Date next succeeding the date of such Restated Note, until the principal amount thereof shall have become due and payable. Overdue payments of principal, interest and Prepayment Compensation Amount shall bear interest, payable on demand, at a rate per annum equal to the lesser of:

                    (i) the highest rate allowed by applicable law; and

                    (ii) the greater of:

                        (A)   14.5% per annum; and

                        (B) the sum of two percent (2%) plus the rate of
                  interest publicly announced from time to time by Morgan Guaranty Trust Company of New York in New York, New York as its "base" or "prime" rate.

     2.2 Required Principal Payments.

            Closing Payment. The Company shall make a payment of principal on the Restatement Date in the amount of One Million Dollars ($1,000,000).

            Monthly Payment. The Company shall make payments of principal on the first day of each month as follows:

                    (i) in  calendar  year  2002,  $50,000  per month  beginning
               October 1, 2002;

                    (ii) in calendar year 2003, $50,000 per month; and

                    (iii) in calendar  year 2004 and for the period from January
               2005 through and including May 2005, $150,000 per month.

            Payments in Respect of Liquidity Events. On each date of receipt of proceeds from the occurrence of any Liquidity Event, the Company shall pay to the Noteholders, in respect of the principal amount of the Restated Notes, an amount equal to fifty-percent (50%) of such proceeds or such lesser amount as at the time is permitted by the terms of Section 7.1(d)(ii)(H) of the Senior Credit Agreement as in effect on the Restatement Date.

            Sweep Payments. On the final day of December and June of each year, the Company shall pay to the Noteholders, in respect of the principal amount of the Restated Notes, an amount equal to the maximum amount then permitted to be paid in respect of the Restated Notes under by Section 7.1(d)(ii)(G) of the Senior Credit Agreement as in effect on the Restatement Date.

            Maturity Date. The entire principal of the Restated Notes and the PIK Notes remaining outstanding on the Maturity Date, together with all interest accrued thereon and all other amounts owing in respect thereof, shall be due and payable on such date.

2.3   Optional Principal Payments.

            Optional Principal Payments with Prepayment Compensation Amount. The Company may pay the principal amount of the Restated Notes, in whole or in part, at any time in multiples of One Hundred Thousand Dollars ($100,000) (or, if the aggregate outstanding principal amount of the Restated Notes is less than One Hundred Thousand Dollars ($100,000) at such time, then such principal amount), together with:

                    (i) interest on such principal amount then being paid accrued to the payment date; and

                    (ii) an amount equal to the Prepayment  Compensation  Amount due at such time in respect of the principal amount of the Restated Notes being so paid;

            Notice of Optional Payment. The Company will give notice of any optional payment of the Restated Notes to each holder of Restated Notes not less than ten (10) days nor more than thirty (30) days before the date the Company intends to make such optional prepayment (each a "Specified Payment Date"), stating:

                    (i) the Specified Payment Date;

                    (ii)  that  such  payment  is to be  made  pursuant  to this
               Section 5.3;

                    (iii) the principal  amount of each Restated Note to be paid on such date;

                    (iv) the  interest  to be paid on each such  Restated  Note, accrued to the Specified Payment Date; and

                    (v) the calculation (with details) of an estimated Prepayment Compensation Amount, if any (calculated as if the date of such notice was the date of payment), due in connection with such payment.

      Notice of payment having been so given, the aggregate principal amount of the Restated Notes to be paid as stated in such notice, together with the Prepayment Compensation Amount determined as of the Specified Payment Date, if any, and interest thereon accrued to the Specified Payment Date, shall become due and payable on the Specified Payment Date. Two (2) Business Days prior to the making of such payment, the Company shall deliver to each holder of Restated Notes by facsimile transmission (confirmed by nationwide overnight courier) a certificate of a Senior Financial Officer specifying the details of the calculation of such Prepayment Compensation Amount as of the Specified Payment Date, and including a copy of the source of interest rate information used in the calculation thereof.

2.4   Delivery of Restated Notes in Payment of Warrant Purchase Price.

      The Warrants provide that a holder of thereof may tender Restated Notes in partial or complete payment of the purchase price for the Common Stock issued upon exercise of any Warrants. Promptly following the receipt of any Restated Note so tendered, the Company shall promptly cancel and retire such surrendered Restated Note (and no such Restated Note shall be reissued), and shall issue to the holder thereof a new Restated Note in the principal amount of such tendered Restated Note remaining, if any, after deduction of the principal amount thereof applied to payment of the purchase price for the Common Stock. For purposes of Rule 144 under the Securities Act, 17 CFR ss.230.144, the Company and the Noteholders agree that a tender of Restated Notes in payment of the exercise price in respect of the Warrants shall not be deemed a prepayment of the Restated Notes, but rather a conversion of such Restated Notes, pursuant to the terms of this Agreement and the Warrants, into Common Stock. The Company hereby agrees to take all of the actions required of it by under the relevant provisions of the Warrants.

2.5   Payments Among Noteholders.

      Each required or optional payment of principal or interest shall be allocated among the Restated Notes at the time outstanding pro rata in proportion to the respective unpaid principal amounts of each. Partial prepayments made pursuant to Section 5.3 shall be applied to principal in the order of maturity.

2.6   Notation of Restated Notes on Payment.

      Upon any partial payment of a Restated Note the holder of such Restated Note may (but shall not be required to), at its option:

                    (i) surrender such Restated Note to the Company  pursuant to
               Section 6.2 in exchange for a new Restated Note in a principal amount equal to the principal amount remaining unpaid on the surrendered Restated Note;

                    (ii) make such  Restated  Note  available to the Company for notation thereon of the portion of the principal so paid; or

                    (iii) mark such Restated Note with a notation thereon of the portion of the principal so paid.

In case the entire principal amount of any Restated Note is paid, such Restated Note shall be upon written request surrendered to the Company for cancellation and shall not be reissued, and no Restated Note shall be issued in lieu of the paid principal amount of any Restated Note.

2.7   No Other Payments of Principal; Acquisition of Restated Notes.

      Except for payments of principal made in accordance with this Section 5, the Company may not make any payment of principal in respect of the Restated Notes. The Company will not, and will not permit any Subsidiary or any Affiliate to, directly or indirectly, acquire or make any offer to acquire any Restated Notes.

2.8   Manner of Payments.

            Manner of Payment. The Company shall pay all amounts payable with respect to each Restated Note (without any presentment of such Restated Notes and without any notation of such payment being made thereon) by crediting, by federal funds bank wire transfer, the account of the holder thereof in any bank in the United States of America as may be designated in writing by such holder, or in such other manner as may be reasonably directed or to such other address in the United States of America as may be reasonably designated in writing by such holder. Annex 1 shall be deemed to constitute notice, direction or designation (as appropriate) by the Noteholder to the Company with respect to payments to be made to the Noteholder as aforesaid. In the absence of such written direction, all amounts payable with respect to each Restated Note shall be paid by check mailed and addressed to the registered holder of such Restated Note at the address shown in the register maintained by the Company pursuant to
      Section 6.1.

            Payments Due on Non-Business Days. If any payment due on, or with respect to, any Restated Note shall fall due on a day other than a Business Day, then such payment shall be made on the first Business Day following the day on which such payment shall have so fallen due; provided that if all or any portion of such payment shall consist of a payment of interest, for purposes of calculating such interest, such payment shall be deemed to have been originally due on such first following Business Day, such interest shall accrue and be payable to (but not including) the actual date of payment, and the amount of the next succeeding interest payment shall be adjusted accordingly.

            Payments, When Received. Any payment to be made to the holders of Restated Notes hereunder or under the Restated Notes shall be deemed to have been made on the Business Day such payment actually becomes available at such holder's bank prior to the close of business of such bank, provided that interest for one day at the non-default interest rate of the Restated Notes shall be due on the amount of any such payment that actually becomes available to such holder at such holder's bank after 12:00 noon (local time of such bank).

3.    REGISTRATION; EXCHANGE; SUBSTITUTION OF RESTATED NOTES

3.1   Registration of Restated Notes.

      The Company will keep at its office, maintained pursuant to Section 7.3, a register for the registration and transfer of Restated Notes. The name and address of each holder of one or more Restated Notes, each transfer thereof made in accordance with Section 6.2 and the name and address of each transferee of one or more Restated Notes shall be registered in such register. The Person in whose name any Restated Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary, other than in accordance with Section 6.2.

3.2   Exchange of Restated Notes.

            Exchange of Restated Notes. Subject to Section 6.2(b), upon surrender of any Restated Note at the office of the Company maintained pursuant to Section 7.3 duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Restated Note or such holder's attorney duly authorized in writing, the Company will execute and deliver, at the Company's expense (except as provided in Section, (c) a new Restated Note or Restated Notes in exchange therefor, in an aggregate principal amount equal to the unpaid principal amount of the surrendered Restated Note. Each such new Restated Note shall be registered in the name of such Person as such holder may request and shall be substantially in the form of Exhibit A. Each such new Restated Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Restated Note or dated the date of the surrendered Restated Note if no interest shall have been paid thereon. Each such new Restated Note shall carry the same rights to unpaid interest and interest to accrue that were carried by the Restated Note so exchanged or transferred. Restated Notes shall not be transferred in denominations of less than One Hundred Thousand Dollars ($100,000), provided that a holder of Restated Notes may transfer its entire holding of Restated Notes regardless of the principal amount of such holder's Restated Notes.

            Costs. The Company will pay the cost of delivering to or from such holder's home office or custodian bank from or to the Company, insured to the reasonable satisfaction of such holder, the surrendered Restated Note and any Restated Note issued in substitution or replacement for the surrendered Restated Note. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge (in each case, other than any Florida Excise Tax, to the extent any becomes payable or is charged) imposed in respect of any such transfer of Restated Notes. The Company shall pay and hold each holder of Restated Notes harmless against any Florida Excise Tax, should any tax be determined to be due in respect of the Restated Notes upon or in connection with any transfer or exchange thereof.

3.3   Replacement of Restated Notes.

      Upon receipt by the Company from the registered holder of a Restated Note of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Restated Note (which evidence shall be, in the case of an institutional investor, an affidavit from such institutional investor of such loss, theft, destruction or mutilation), and:

          (a) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to the Company; provided, however, that if the holder of such Restated Note is a Noteholder, an institutional investor or a nominee of either, the unsecured agreement of indemnity of such Noteholder or such institutional investor (but not of any nominee therefor) shall be deemed to be satisfactory; or

          (b) in the case of mutilation, upon surrender and cancellation thereof;

the Company at its own expense will execute and deliver, in lieu thereof, a replacement Restated Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Restated Note or dated the date of such lost, stolen, destroyed or mutilated Restated Note if no interest shall have been paid thereon.

3.4   Issuance Taxes.

      The Company will pay all taxes (if any) due (but not, in any event, income taxes) in connection with and as the result of the initial issuance and sale of the Restated Notes and in connection with any modification, waiver or amendment of this Agreement or the Restated Notes and shall save each holder of Restated Notes harmless without limitation as to time against any and all liabilities with respect to all such taxes.

7.    GENERAL COVENANTS
------------------------

      The Company covenants that on and after the Restatement Date and so long as any of the Restated Notes shall be outstanding:

7.1 Payment of Taxes and
Claims.

      The Company will, and will cause each Subsidiary to, pay before they become delinquent:

          (a) all taxes, assessments and governmental charges or levies imposed upon it or its Property; and

          (b) all claims or demands of materialmen, mechanics, carriers, warehousemen, vendors, landlords and other like Persons that, if unpaid, might result in the creation of a statutory, regulatory or common law Lien upon its Property;

provided, that items of the foregoing description need not be paid so long as such items are being actively contested in good faith and by appropriate proceedings, reasonable book reserves in accordance with GAAP have been established and maintained with respect thereto, and such items, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

7.2   Maintenance of Properties; Corporate Existence.

      The Company will, and will cause each Subsidiary to:

            Property -- maintain its Property in good condition, ordinary wear and tear and obsolescence excepted, and make all necessary renewals, replacements, additions, betterments and improvements thereto; provided, however, that this Section 7.2(a) shall not prevent the Company or any Subsidiary from discontinuing the operation and the maintenance of any of its Properties if such discontinuance is desirable in the conduct of its business and such discontinuance could not reasonably be expected to have a Material Adverse Effect;

            Insurance -- maintain, with financially sound and reputable insurers, insurance with respect to its Property and business against such casualties and contingencies, of such types and in such amounts as is customary in the case of corporations of established reputations engaged in the same or a similar business and similarly situated;

            Financial Records -- keep proper books of record and account, in which full and correct entries shall be made of all dealings and transactions of or in relation to the Properties and business thereof, and which will permit the production of financial statements in accordance with GAAP;

            Corporate Existence and Rights -- do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, corporate rights (charter and statutory) and corporate franchises; and

            Compliance with Law -- comply with all laws, ordinances and governmental rules and regulations to which it is subject (including, without limitation, any environmental protection law) and obtain all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of its Properties and the conduct of its business except for such violations and failures to obtain that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

7.3   Payment of Restated Notes and Maintenance of Office.

      The Company will punctually pay, or cause to be paid, the principal of and interest (and Prepayment Compensation Amount, if any) on, the Restated Notes, as and when the same shall become due according to the terms hereof and of the Restated Notes, and will maintain an office at the address of the Company set forth in Annex 2 where notices, presentations and demands in respect hereof or the Restated Notes may be made upon it. Such office will be maintained at such address until such time as the Company notifies the holders of the Restated Notes of any change of location of such office, which will in any event be located within the United States of America.

7.4   Pension Plans.

          (a) The Company shall, and shall cause each of its ERISA Affiliates, to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other Federal and State law;
     (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; (c) not terminate any of such Plans so as to incur any material liability to the Pension Benefit Guaranty Corporation; not allow or suffer to exist any prohibited transaction involving any of such Plans or any trust created thereunder which would subject the Company, or such ERISA Affiliate to a material tax or penalty or other liability on prohibited transactions imposed under Section 4975 of the Code or ERISA;
     (d) make all required contributions to any Plan which it is obligated to pay under Section 302 of ERISA, Section 412 of the Code or the terms of such Plan; not allow or suffer to exist any accumulated funding deficiency, whether or not waived, with respect to any such Plan; or (e) allow or suffer to exist any occurrence of a reportable event or any other event or condition which presents a material risk of termination by the Pension Benefit Guaranty Corporation of any such Plan that is a single employer plan, which termination could result in any material liability to the Pension Benefit Guaranty Corporation.

          (b) With respect to any Canadian Pension Plan, the Company or Dixon Ticonderoga Inc.: (i) shall administer such Canadian Pension Plan in all material respects in accordance with the requirements of the applicable pension plan texts, funding agreements, the Income Tax Act (Canada) and applicable federal or provincial pension benefits legislation, (ii) shall use its best efforts to deliver to Lender an undertaking of the funding agent for each Canadian Pension Plan stating that the funding agent will notify the Noteholders within seven (7) days of the Company's or Dixon
     Ticonderoga   Inc.'s,   as   applicable,   failure  to  make  any  required
     contribution to the applicable Canadian Pension Plan, (iii) without the prior written consent of the Noteholders, shall not terminate, or cause to be terminated, subject to compliance with applicable provincial or federal pension benefits legislation and the Income Tax Act (Canada), any Canadian Pension Plan, if such plan would have a solvency deficiency on termination,
     (iv) shall promptly provide the Noteholders with any documentation relating to any Canadian Pension Plan as the Noteholders may reasonably request, subject to compliance with applicable legislation governing privacy of information, (v) shall notify the Noteholders within thirty (30) days of
     (A) the establishment of a Canadian Pension Plan, and (B) the commencement of payment of contributions to a Canadian Pension Plan to which the Company or Dixon Ticonderoga Inc. had not previously been contributing.

7.5   Delivery of Projections.

      The Company will deliver to the Senior Lender, with a copy to each of the Noteholders, projections required under section 7.1(d)(ii)(G) of the Senior Credit Agreement in the time and manner provided for therein.

8.    negative covenants.
-------------------------

      The Company covenants and agrees that, so long as any of the Restated Notes are outstanding, the Company will not and will not permit any of its Subsidiaries to do any of the following:

8.1 Indebtedness. Create, incur, assume, permit, guarantee, or otherwise become or remain, directly or indirectly, liable with respect to any Indebtedness, except:

          (a) Indebtedness evidenced by this Agreement and the other Transaction Documents,

          (b) Indebtedness evidenced by the Senior Credit Documents,

          (c) Indebtedness set forth on Schedule 5.20 of the Senior Credit Agreement,

          (d) Permitted Purchase Money Indebtedness,

          (e) refinancings, renewals, or extensions of Indebtedness permitted under clauses (b), (c) and (d) of this Section 8.1 (and continuance or renewal of any Permitted Liens associated therewith) so long as: (i) the terms and conditions of such refinancings, renewals, or extensions do not, in the Noteholders' judgment, materially impair the prospects of repayment of the Restated Notes by the Company or materially impair Company's creditworthiness, (ii) such refinancings, renewals, or extensions do not result in an increase in the principal amount of, or interest rate with respect to, the Indebtedness so refinanced, renewed, or extended, (iii) such refinancings, renewals, or extensions do not result in a shortening of the average weighted maturity of the Indebtedness so refinanced, renewed, or extended, nor are they on terms or conditions that, taken as a whole, are materially more burdensome or restrictive to the Company, and (iv) if the Indebtedness that is refinanced, renewed, or extended was subordinated in right of payment to the Restated Notes, then the terms and conditions of the refinancing, renewal, or extension Indebtedness must include subordination terms and conditions that are at least as favorable to the Noteholders as those that were applicable to the refinanced, renewed, or extended Indebtedness; provided that any refinancing of the Indebtedness of the Company which is currently secured by the Heathrow Facility shall permit the Noteholders to have a third lien on the Heathrow Facility,

          (f) Indebtedness of Subsidiaries listed on Part 2.2(a) of Annex 2, and Indebtedness of Subsidiaries of the Company (other than Indebtedness evidenced by the Transaction Documents) created after the date hereof, provided, that, the aggregate principal amount of all such Indebtedness outstanding at any time shall not exceed the US Dollar Equivalent of $20,000,000; and

          (g) Indebtedness consisting of Permitted Investments.

8.2   Liens.

      Create, incur, assume, or permit to exist, directly or indirectly, any Lien on or with respect to any of its assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom, except for liens set forth on Part 8.2 of Annex 2 and other Permitted Liens (including Liens that are replacements of Permitted Liens to the extent that the original Indebtedness is refinanced, renewed, or extended under Section 8.1(e) and so long as the replacement Liens only encumber those assets that secured the refinanced, renewed, or extended Indebtedness).

8.3   Restrictions on Fundamental Changes.

          (a)  enter  into  any  merger,   consolidation,   reorganization,   or
     recapitalization, or reclassify its Capital Stock,

          (b) liquidate, wind up, or dissolve itself (or suffer any liquidation or dissolution), or

          (c) convey, sell, lease, license, assign, transfer, or otherwise dispose of, in one transaction or a series of transactions, all or any substantial part of its assets.

8.4   Disposal of Assets.

      Convey, sell, lease, license, assign, transfer, or otherwise dispose of any assets except (a) Permitted Dispositions, and (b) the sale of the NCR Division, provided, that in the case of a sale of the NCR Division, each of the following conditions is satisfied in the determination of the Required
Noteholders: (i) the Noteholders have received a copy of the purchase and sale agreement which is in form and substance satisfactory to the Noteholders, (ii) the purchase price for the NCR Division is at least $2,500,000, (iii) any promissory note to be made by NCR Buyer in favor of the Company in respect of the purchase price shall not exceed $750,000, shall bear interest at a per annum rate of not less than ten (l0%) percent, which interest shall be payable no less frequently than quarterly, and shall provide for at least annual principal payments ( the "Seller Note") and shall be secured by a lien on all of the assets being sold as part of the NCR Division, and (iv) the Collateral Agent shall have received a third Lien upon the Company's right, title and interest in and to the Seller Note.

8.5   Change Name.

      Change the Company's or any Guarantor's name, corporate structure, or identity, or add any new or fictitious name; provided, however, that the Company or any Guarantor may change its name upon at least 30 days prior written notice to the Collateral Agent of such change and so long as, at the time of such written notification, the Company or the Guarantor provides any financing statements or fixture filings necessary to perfect and continue perfected the Liens for the benefit of the Noteholders.

8.6   Guarantee.

      Guarantee or otherwise become in any way liable with respect to the obligations of any Person except by (a) endorsement of instruments or items of payment for deposit to the account of Company or for collection in the ordinary course of business, (b) the Subsidiary Guaranties, and (c) guarantees of the Senior Credit Obligations.

8.7   Nature of Business.

      Make any change in the principal nature of its business.

8.8   Change of Control.

      Cause, permit, or suffer, directly or indirectly, any Change of Control.

8.9   Distributions.

     Make any distribution or declare or pay any dividends (in cash or other property, other than Common Stock) on, or purchase, acquire, redeem, or retire any of Company's Capital Stock, of any class, whether now or hereafter outstanding.

8.10 Investments.

     Except for Permitted Investments, directly or indirectly, make or acquire any Investment or incur any liabilities (including contingent obligations) for or in connection with any Investment.

     8.11 Transactions with Affiliates.

     Directly or indirectly enter into or permit to exist any transaction with any Affiliate except for transactions that are in the ordinary course of business, upon fair and reasonable terms, that are fully disclosed to the Noteholders, and that are no less favorable to the Company or such Subsidiary than would be obtained in an arm's length transaction with a non-Affiliate.

     8.12 Suspension.

     Suspend or go out of a substantial portion of its business.

     8.13 Compensation.

     Increase the annual fee or per-meeting fees paid to the members of its Board of Directors during any year by more than 15% over the prior year; pay or accrue total cash compensation, during any year, to its officers and senior management employees in an aggregate amount in excess of 130% of that paid or accrued in the prior year.

     8.14 Change in Location of Chief Executive Office; Inventory and Equipment with Bailees.

      Relocate its chief executive office to a new location unless it provides
(i) 30 days prior written notification thereof to the Collateral Agent (ii) any financing statements or fixture filings necessary to perfect and continue perfected the Collateral Agent's Liens, and (iii) to the Collateral Agent a collateral access agreement, acceptable to the Collateral Agent, with respect to such new location.

     8.15 Securities Accounts.

      Establish or maintain any Securities Account unless the Collateral Agent shall have received a control agreement in respect of such Securities Account. The Company shall not transfer assets out of any Securities Account; provided, however, that, so long as no Event of Default has occurred and is continuing or would result therefrom, the Company may use such assets (and the proceeds thereof) to the extent not prohibited by this Agreement.

     8.16 Financial Covenants.

          (a) Fail to maintain:

                    (i) Minimum Consolidated EBITDA. Consolidated EBITDA, measured on a fiscal month-end basis, of not less than the required amount set forth in the following table for the applicable period set forth opposite thereto;

-------------------------------------------------------------------------------
Applicable Amount       Applicable Period
-------------------------------------------------------------------------------
$  (275,000)            For the 1 month period
                        ending October 31, 2002
-------------------------------------------------------------------------------
$  (155,000)            For the 2 month period
                        ending November 30, 2002
-------------------------------------------------------------------------------
$  446,000              For the 3 month period
                        ending December 31, 2002
-------------------------------------------------------------------------------
$  286,000              For the 4 month period
                        ending January 31, 2003
-------------------------------------------------------------------------------
$  447,000              For the 5 month period
                        ending February 28, 2003
-------------------------------------------------------------------------------
$ 1,175,000             For the 6 month period
                        ending March 31, 2003

-------------------------------------------------------------------------------
$ 1,542,000             For the 7 month period
                        Ending April 30, 2003
-------------------------------------------------------------------------------
$ 2,783,000             For the 8 month period
                        Ending May 31, 2003
-------------------------------------------------------------------------------
$ 4,868,000             For the 9 month period
                        Ending June 30, 2003
-------------------------------------------------------------------------------
$ 5,988,000             For the 10 month period
                        Ending July 31, 2003
-------------------------------------------------------------------------------
$ 6,843,000             For the 11 month period
                        Ending August 31, 2003
-------------------------------------------------------------------------------
$ 7,646,000             For the 12 month period
                        ending September 30, 2003
-------------------------------------------------------------------------------

 ;and for each rolling twelve (12) month period ending on the last day of each fiscal month thereafter, in an amount to be agreed upon by the Company and the Noteholders, in an amendment to this Section 8.16(a)(i), equal to 80% of the Consolidated EBITDA for such period set forth in the Company's Projections for such fiscal year delivered to the Noteholders pursuant to Section 9.1(k), which projections must be reasonably acceptable to the Noteholders;


                    (ii) Minimum North America  EBITDA.  North American  EBITDA,
               measured on a fiscal month-end basis, of not less than the required amount set forth in the following table for the applicable period set forth opposite thereto;

-------------------------------------------------------------------------------
Applicable Amount       Applicable Period
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$  (401,000)            For the 1 month period
                        ending October 31, 2002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$  (676,000)            For the 2 month period
                        ending November 30, 2002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$  (293,000)            For the 3 month period
                        ending December 31, 2002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$  (622,000)            For the 4 month period
                        ending January 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ (1,184,000)           For the 5 month period
                        ending February 28, 2003
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
$ (1,285,000)           For the 6 month period
                        Ending March 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ (1,712,000)           For the 7 month period
                        Ending April 30, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$  (907,000)            For the 8 month period
                        Ending May 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$  (454,000)            For the 9 month period
                        Ending June 30, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 1,145,000             For the 10 month period
                        Ending July 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 1,916,000             For the 11 month period
                        Ending August 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 2,406,000             For the 12 month period
                        September 30, 2003
-------------------------------------------------------------------------------

 ;and for each rolling twelve (12) month period ending on the last day of each fiscal month thereafter, in an amount to be agreed upon by the Company and the Noteholders, in an amendment to this Section 8.16(a)(ii), equal to 80% of the North American EBITDA for such period set forth in the Company's Projections for such fiscal year delivered to the Noteholders pursuant to Section 9.1(k), which projections must be reasonably acceptable to the Noteholders;


                    (iii) Tangible Net Worth. Tangible Net Worth of at least the required amount set forth in the following table as of the applicable date set forth opposite thereto:

-------------------------------------------------------------------------------
Applicable Amount        Applicable Date
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 22,010,000             For the month ending October 31, 2002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 21,840,000             For the month ending November 30, 2002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 21,910,000             For the month ending December 31, 2002
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
$ 21,620,000             For the month ending January 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 21,470,000             For the month ending February 28, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 21,600,000             For the month ending March 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 21,530,000             For the month ending Apri1 30, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 22,170,000             For the month ending May 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 23,070,000             For the month ending June 30, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 23,500,000             For the month ending July 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 23,770,000             For the month ending August 31, 2003
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
$ 23,990,000             For the month ending September 30, 2003
-------------------------------------------------------------------------------

 ;and for fiscal month in each fiscal year thereafter in an amount to be agreed upon by the Company and the Noteholders, in an amendment to this Section 8.16(a)(iii), equal to 80% of the Company's Tangible Net Worth for each such fiscal months set forth in the Company's projections for such fiscal year delivered to the Noteholders pursuant to Section 9.1(k), which projections must be reasonably acceptable to the Noteholders.


                    (iv) Minimum Excess Availability. The amount of Excess Availability, at all times, at an amount equal to or greater than the US Dollar Equivalent of $1,500,000; provided, that, in the event that (A) the aggregate outstanding amount of the Term Loans is equal to or less than $2,000,000, and (B) there have been no Defaults or Events of Default for the immediately preceding twelve (12) months, then upon notice from Lender to the Company, the amount of Excess Availability, at all times, at an amount equal to or greater than the US Dollar Equivalent of $1,000,000.

          (b) Make:

                  (i) Capital Expenditures. Capital Expenditures, for the fiscal year ending September 30, 2003, in an aggregate amount in excess of $2,000,000 (exclusive of amounts attributed to the value of any Equipment traded in with respect to any such capital expenditures); and for each fiscal year thereafter, an amount equal to 100% of the proposed amount of capital expenditures contained in the Company's

            Projections for such fiscal year delivered to the Noteholders pursuant to Section 9.1(k), but which proposed capital expenditures for each such fiscal year must be approved by the Noteholders.

     8.17 Consultant.

     Failure to retain a third party acceptable to Noteholders, (a "Chief Restructuring Officer"), at the Company's expense, to evaluate and review the Company's and its Subsidiaries' business, assets, operations (including personnel) and financial performance, including but not limited to, a review of the performance of the Company with respect to its business plan as provided to the Noteholders prior to the date hereof, and to prepare such studies, plans of corporate and asset reorganization and reports with respect thereto as the Noteholders may specify. The Company's retention of a Chief Restructuring Officer shall continue until the later to occur of the following events: (a) the date which is ninety (90) days after the date of this Agreement, or (b) thirty
(30) days after the Noteholders receipt of a report, in form and substance satisfactory to the Noteholders which (i) evidences the closing of the Company's business operations currently located in Sandusky, Ohio, and the relocation of the Company's distribution center from Macon, Georgia to the Hunt Facility in Statesville, North Carolina and (ii) details the operating cost structure of the Company after giving effect to the events described in clause (i) above; which operating cost structure must be within the parameters set forth in Projections previously provided to the Noteholders. The scope and nature of the duties of the Chief Restructuring Officer shall at all times be acceptable to the Noteholders. The Company and each Guarantor shall, and shall cause their respective officers, directors, employees and agents, to cooperate with the Chief Restructuring Officer, including promptly providing such information to such Chief Restructuring Officer as it may request. The Company hereby irrevocably authorizes and directs such Chief Restructuring Officer to share with the Noteholders all budgets, records, projections, financial information, reports and other information relating to the Collateral, or the financial condition or operations of the Company's and its Subsidiaries businesses. If the Noteholders determine that the Chief Restructuring Officer is not providing the Noteholders with information or access to the Company's records as may be requested by the Noteholders, the Company hereby agrees, promptly upon the request of the Noteholders, to terminate Chief Restructuring Officer as the Company's consultant and to promptly (but in any event within five (5) Business Days after the request of the Noteholders) retain another Chief Restructuring Officer from the list provided by the Noteholders to the Company and reasonably agreeable to the Senior Lender. The Company agrees to provide the Chief Restructuring Officer with complete access to all of the Company's books and records, all of the Company's premises and to the Company's management and to cooperate with Chief Restructuring Officer.

     8.18 Maintenance of Most Favored Lender Status. The Company and the holders of the Restated Notes hereby acknowledge and agree that if the Company shall enter into any amendment to the Senior Credit Agreement with the Senior Lenders or enter into any other agreement with the Senior Lenders which provides for the benefit of the Senior Lenders any Financial Covenants which are more favorable to the Senior Lenders than the Financial Covenants in this Agreement, then, and in each and any such event, the Financial Covenants in this Agreement shall, notwithstanding the provisions of Section 12.5 and without any further action on the part of the Company or any Person being necessary or required be, and shall be deemed to be, amended to afford to the holders of Restated Notes the same benefits and rights as such amendments to, or other agreements in respect of, the Financial Covenants of the Senior Credit Agreement afford to the Senior Lenders.

     8.19 Maintenance of Treasury Stock.The Company shall not, at any time, take any action that would cause the aggregate number of shares of Common Stock issuable at such time pursuant to the 2.5% Warrants, the 9.5% Warrants and the Existing Warrants (as such number may be adjusted from time to time pursuant to the terms of such Warrants), to exceed the number of shares of Common Stock held by the Company as treasury stock and reserved for the exercise of the Warrants at such time.

     8.20 Transactions with Subsidiaries

          (a) The Company shall not allow Grupo Dixon S.A. de C.V. or its subsidiaries (collectively, "Grupo") to increase its profit on sales of goods to the Company or Dixon Ticonderoga Inc. to exceed fifteen (15%) percent of the cost of such Inventory to Grupo, or pay Grupo in respect of any goods purchased from Grupo more than Grupo's cost for such goods plus 15%.

          (b) The Company shall not sell, transfer or otherwise convey any asset to a Subsidiary, unless such transfer is for reasonably equivalent value in cash, reduction of indebtedness owed by the Company to such Subsidiary, or a promissory note which is promptly endorsed in blank and delivered as additional collateral to the Senior Lender (so long as any Senior Obligations are outstanding or the Senior Lender is obligated to make advances under the Senior Credit Documents) or to the Collateral Agent (thereafter).

9. REPORTING COVENANTS
----------------------

     9.1 Financial and Business Information.

     The Company shall deliver to each holder of Restated Notes:

     Quarterly Financial Statements -- as soon as practicable after the end of each quarterly fiscal period in each fiscal year of the Company (other than the last quarterly fiscal period of each such fiscal year), and in any event within forty-five (45) days thereafter or such later date as permitted by an extension of time granted by the United States Securities and Exchange Commission with respect to the Company's reporting requirements for such period:

                    (i) a  consolidated  balance  sheet  as at the  end of  such quarter; and

                    (ii) consolidated  statements of income for such quarter and
               (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter;

     for the Company and the Subsidiaries, setting forth in each case, in comparative form, the financial statements for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified as complete and correct by a Senior Financial Officer, and accompanied by the certificate required by Section 6.2; provided, that, should the Company become subject to or agree with any Person to comply with the provisions of section 13 of the Exchange Act, delivery of copies of the Company's Quarterly Report on Form 10-Q filed with the SEC within the time period specified above shall be deemed to satisfy the requirements of this Section (a) so long as such Quarterly Report contains or is accompanied by the information specified in this Section 9.2(a);

          (b) Annual Financial Statements -- as soon as practicable after the end of each fiscal year of the Company, and in any event within one hundred twenty (120) days thereafter:

                    (i) consolidated and consolidating balance sheets and income statements as at the end of such year; and

                    (ii) consolidated  changes in shareholders'  equity and cash flows for such year;

     for the Company and the Subsidiaries, setting forth in the case of each consolidated financial statement, in comparative form, the financial statement for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by:

                         (A) in the case of such consolidated financial statements, an audit report thereon of independent certified public accountants of recognized national standing, which report shall state without qualification (including, without limitation, qualifications related to the scope of the audit, the compliance of the audit with generally accepted auditing standards, or the ability of the Company or a material Subsidiary thereof to continue as a going concern), that such financial statements have been prepared and are in conformity with GAAP;

                         (B) a certification by a Senior Financial  Officer that
                    such consolidated and consolidating statements are complete and correct; and

                         (C)  the  certificates  required  by  Section  6.2  and
                    Section 6.3;

          provided, that, should the Company become subject to or agree with any Person to comply with the provisions of section 13 of the Exchange Act, the delivery of the Company's Annual Report on Form 10-K for such fiscal year filed with the SEC within the time period specified above shall be deemed to satisfy the requirements of this Section 5.1(b) so long as such Annual Report contains or is accompanied by the reports and other information otherwise specified in this Section 0;

          (c) SEC and Other Reports -- promptly upon their becoming available:

                    (i) each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to stockholders generally;

                    (ii) each  regular or periodic  report  (including,  without limitation, each Form 10-K, Form 10-Q and Form 8-K), any registration statement which shall have become effective, and each final prospectus and all amendments thereto filed by the Company or any Subsidiary with the SEC; and

                    (iii) all press releases and other statements made available by the Company or any Subsidiary to the public concerning material developments in the business of the Company or the Subsidiaries;

          (d) Notice of Default or Event of Default -- within three (3) Business Days of becoming aware:

                    (i) of  the  existence  of  any  condition  or  event  which constitutes a Default or an Event of Default; or

                    (ii) that the holder of any Restated Note, or of any Indebtedness, shall have given notice or taken any other action with respect to a claimed Default, Event of Default or default or event of default;

      a notice specifying the nature of the claimed Default, Event of Default or default or event of default and the notice given or action taken (if any) by such holder and what action the Company is taking or proposes to take with respect thereto;

          (e) ERISA--

                    (i) within three (3) Business Days of becoming  aware of the occurrence of any "reportable  event" (as such term is defined in section  4043 of ERISA)  for which  notice  thereof  has not been waived pursuant to regulations of the DOL or "prohibited transaction" (as such term is defined in section 406 of ERISA or section 4975 of the IRC) in connection with any Plan or any trust created thereunder, a notice specifying the nature thereof, what action the Company is taking or proposes to take with respect thereto, and, when known, any action taken by the Internal Revenue Service, the DOL or the PBGC with respect thereto; and

                    (ii) prompt notice of and, where  applicable,  a description of:

                         (A) any notice from the PBGC in respect of the commencement of any proceedings pursuant to section 4042 of ERISA to terminate any Plan or for the appointment of a trustee to administer any Plan, and any distress termination notice delivered to the PBGC under section 4041 of ERISA in respect of any Plan, and any determination of the PBGC in respect thereof;

                         (B) the placement of any Multiemployer Plan in reorganization status under Title IV of ERISA, any Multiemployer Plan becoming "insolvent" (as such term is defined in section 4245 of ERISA) under Title IV of ERISA, or the whole or partial withdrawal of the Company or any ERISA Affiliate from any Multiemployer Plan and the withdrawal liability incurred in connection therewith; or

                         (C) the occurrence of any event, transaction or condition that could result in the incurrence of any liability of the Company or any ERISA Affiliate or the imposition of a Lien on the Property of the Company or any ERISA Affiliate, in either case pursuant to Title I or Title IV of ERISA or pursuant to the penalty or excise tax or security provisions of the IRC;

            provided, however, that the Company shall not be required to deliver any such notice at any time when the aggregate amount of the actual or potential liability of the Company and the Subsidiaries in respect of all such events at such time could not reasonably be expected to have a Material Adverse Effect;

          (f) Auditor's Reports -- each report or management letter submitted to the Company or any Subsidiary by independent accountants in connection with any annual, interim or special audit made of the books of the Company or any Subsidiary;

          (g) Actions, Proceedings -- promptly after the commencement of any action or proceeding relating to the Company or any Subsidiary in any court or before any governmental authority or arbitration board or tribunal as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, is reasonably likely to have a Material Adverse Effect, a notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;

          (h) Other Creditors -- promptly upon the reasonable request of any holder of Restated Notes, copies of any statement, report or certificate furnished to any holder of Indebtedness to the extent that the information contained in such statement, report or certificate has not already been delivered to each holder of Restated Notes;

          (i) Rule 144A -- promptly upon the reasonable request of any holder of Restated Notes, information required to permit the holder to comply with 17 C.F.R. ss.230.144A, as amended from time to time, in connection with a transfer of any Restated Note; and

          (j) Requested Information -- with reasonable promptness, such other data and information (including, without limitation, if requested by any holder of Restated Notes, quarterly statements of changes in shareholders' equity and cash flows, and any reports provided to Senior Lender) as from time to time may be reasonably requested by any holder of Restated Notes.

          (k) Company Projections - as soon as available, but in any event within 30 days prior to the start of each of the Company's fiscal years, copies of the Company's Projections, in form and substance (including as to scope and underlying assumptions) satisfactory to the Noteholders, in their sole discretion, for the forthcoming 3 years, year by year, and for the forthcoming fiscal year, month by month, certified by the chief financial officer of the Company as being such officer's good faith best estimate of the financial performance of the Company during the period covered thereby.

     9.2 Officer's Certificates.

      Each set of financial statements delivered to each holder of Restated Notes pursuant to Section 0 or Section 0 shall be accompanied by a certificate of a Senior Financial Officer, setting forth:

          (a) Covenant Compliance -- the financial information (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Section 8 (in each case where such Section imposes numerical financial requirements) as of the end of the period covered by the financial statements then being furnished (including with respect to such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Section, and the calculation of the amount, ratio or percentage then in existence); and

          (b) Event of Default -- a statement that the signer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision or authority, a review of the transactions and conditions of the Company and the Subsidiaries from the beginning of the accounting period covered by the income statements being delivered therewith to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

     9.3 Accountants' Certificates.

      Each set of annual financial statements delivered pursuant to Section 5.1(b) shall be accompanied by a certificate of the accountants who were engaged to audit such financial statements, stating that they have reviewed this Agreement and stating further, whether, in making their audit, such accountants have become aware of any condition or event that then constitutes a Default or an Event of Default, and, if such accountants are aware that any such condition or event then exists, specifying the nature and period of existence thereof.

     9.4 Inspection.

      The Company will permit the representatives of each holder of Restated Notes to visit and inspect any of the Properties of the Company or any of the Subsidiaries, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants (and by this provision the Company authorizes said accountants to discuss the finances and affairs of the Company and the Subsidiaries) all at such reasonable times and as often as may be reasonably requested. All reasonable expenses incurred by the holders of the Restated Notes in connection with this Section 6.4 shall be paid in accordance with Section 12.6.

     9.5 Confidentiality.

      Each holder of Restated Notes shall keep confidential, and not disclose, Confidential Information delivered to it in accordance with procedures adopted by such holder generally to protect confidential information of third parties delivered to it. Notwithstanding the foregoing, a holder of Restated Notes may disclose any Confidential Information (in any form, including copies of documents) to:

          (a) such holder's directors, trustees, officers, employees, partners, agents and professional consultants;

          (b) any other holder of any Restated Notes or Warrants;

          (c) any Person to which such holder offers to sell such Restated Note or any part thereof or participation therein, provided that such Person first agrees in writing for the benefit of the Company to be subject to the requirements of this Section 6.5;

          (d) any federal or state regulatory authority having jurisdiction over such holder, and the National Association of Insurance Commissioners or any similar self-regulatory organization;

          (e) Standard & Poor's Corporation, Moody's Investor Services, Inc., or other nationally recognized financial rating service, which is reviewing the credit rating of any holder of Restated Notes; and

          (f) any other Person to which such delivery or disclosure may be necessary or appropriate in compliance with any law, rule, regulation or order applicable to such holder, in response to any subpoena or other legal process, in connection with any litigation to which such holder is a party, or in order to protect such holder's investment in such Restated Note or enforce such holder's rights.

10. EVENTS OF DEFAULT
---------------------

     10.1 Events of Default.

     An "Event of Default" shall exist at any time if any of the following occurs and is continuing for any reason whatsoever (and whether such occurrence shall be voluntary or involuntary or come about or be effected by operation of law or otherwise):

     (a) Payments on Restated Notes

                    (i) Principal Payments --- The Company fails to make any payment of principal or Prepayment Compensation Amount on any Restated Note on or before the date such payment is due; provided, however, that an Event of Default arising from a failure to comply with Section 5.2(b) will occur only upon the earlier of:

                   (1) the monthly payment date following three consecutive missed monthly payments (provided that same shall not constitute an Event of Default if all three of such payments have been made prior to such date); or

                   (2) ninety (90) days following the required payment date of a missed monthly principal payment (provided that same shall not constitute an Event of Default if such payment and the next two required monthly payments have been made prior to such date).

            For purposes of this Section 10.1(a)(i), the Company shall be deemed not to have failed to make a monthly payment required by Section 5.2(b) if, on the date such payment is due, (x) the Company makes a principal payment of at least $50,000, or (y) the Company shall have satisfied the minimum Target Payment for the then current Target Period.

                    (ii) Interest Payments --- the Company fails to make any payment of interest on any Restated Note on or before the date such payment is due (the "Missed Payment Date"); provided, however, that an Event of Default arising from the failure to comply with Section 5.1 with respect to any Missed Payment Date will not occur unless and until (a) the next Interest Payment Date shall have arrived, and (b) the Company shall have failed to make the interest payment which was due on the Missed Payment Date or the interest payment due on such next Interest Payment Date..

     (b) Other Defaults

                    (i) Financial Covenant Defaults --- the Company or any Subsidiary fails to comply with any provision of Article 8 and such failure is not remedied within two Business Days after the earlier of (A) a Senior Officer's knowledge of such failure and
               (B) the Company receiving written notice of such failure; or

                    (ii) Other Defaults --- the Company or any Subsidiary  fails to comply with any other provision hereof or of any other Transaction Document, and such failure continues for more than thirty (30) days after such failure shall first become known to any Senior Officer;

     (c) Warranties or Representations -- any warranty, representation or other statement by or on behalf of the Company contained in any Transaction Document, in any written amendment, supplement, modification or waiver with respect to any Transaction Document, or in any instrument furnished in compliance herewith or in reference hereto, shall have been false or misleading in any material respect when made;

          (d) Default in Respect of Other Indebtedness

                    (i) the Company or any Subsidiary  fails to make,  when due, at maturity or otherwise, any payment or payments in respect of any Indebtedness

                    (ii) any event shall occur or any  condition  shall exist in respect of Indebtedness, or under any agreement securing or relating to Indebtedness, of the Company or any Subsidiary:

                         (A)  as  a  result  of  which  the   maturity  of  such
                    Indebtedness, or a portion thereof, is accelerated; or

                         (B) that permits any one or more of the holders thereof
                    or a trustee therefor to require the Company or any Subsidiary to repurchase such Indebtedness from the holders thereof, and any such trustee or holder exercises such option;

         (e) Insolvency

                    (i) Involuntary Bankruptcy Proceedings

                         (A) a receiver, liquidator, custodian or trustee of the
                    Company or any Subsidiary, or of all or any substantial part of the Property of either, is appointed by court order; or an order for relief is entered with respect to the Company or any Subsidiary, or the Company or any Subsidiary is adjudicated a bankrupt or insolvent;

                         (B) all or any substantial  part of the Property of the
                    Company or any Subsidiary is sequestered by court order; or

                         (C) a  petition  is filed  against  the  Company or any
                    Subsidiary under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, and is not dismissed within sixty (60) days after such filing;

                    (ii) Voluntary Petitions -- the Company or any Subsidiary files a petition in voluntary bankruptcy or seeks relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or consents to the filing of any petition against it under any such law; or

                    (iii) Assignments for Benefit of Creditors, etc. -- the Company or a Subsidiary makes an assignment for the benefit of its creditors, or admits in writing its inability, or fails, to pay its debts generally as they become due, or consents to the appointment of a receiver, liquidator or trustee of the Company or a Subsidiary or of all or a substantial part of its Property; or

          (f) Undischarged Final Judgments -- a final, non-appealable judgment or final, non-appealable judgments for the payment of money aggregating in excess of Five Hundred Thousand Dollars ($500,000) is or are outstanding against the Company or any Subsidiary, and any one of such judgments shall have been outstanding for more than sixty (60) days from the date of its entry and shall not have been discharged in full or stayed.

          (g) Limitation or Termination of Guaranty -- if the obligation of any Subsidiary Guarantor is limited or terminated by operation of law or by such Subsidiary Guarantor thereunder; or

          (h) Limitation or Termination of Transaction Document -- if any Transaction Document that purports to create a Lien, shall, for any reason, fail or cease to create a valid and perfected and, except to the extent permitted by the terms hereof or thereof, second priority Lien on or security interest in the Collateral covered hereby or thereby;

     10.2 Default Remedies.

     Acceleration of Maturity of Restated Notes.

                    (i) Acceleration on Event of Default.

                         A.  Automatic.  If any Event of  Default  specified  in
                    Section 10.1(e) shall exist, all of the Restated Notes at the time outstanding shall automatically become due and payable together with interest accrued thereon and, to the extent permitted by law, the Prepayment Compensation Amount at such time with respect to the principal amount of such Restated Notes, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived.

                         B. By Action of Holders.  If any Event of Default other
                    than those specified in Section 10.1(e) shall exist, the holders of a majority in principal amount of the Restated Notes at the time outstanding (exclusive of Restated Notes then owned by any one or more of the Company, any Subsidiary or any Affiliate) may exercise any right, power or remedy permitted to such holder or holders by law, and shall have, in particular, without limiting the generality of the foregoing, the right to declare the entire principal of, and all interest accrued on, all the Restated Notes then outstanding to be, and such Restated Notes shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith pay to the holders of the Restated Notes then outstanding the entire principal of and interest accrued on the Restated Notes and, to the extent permitted by law, the Prepayment Compensation Amount at such time with respect to such principal amount of such Restated Notes.

                    (ii) Acceleration on Payment Default. Subject to Section 10.3, during the existence of an Event of Default described in
               Section 0, and irrespective of whether the Restated Notes then outstanding shall have become due and payable pursuant to Section 10.2(a)(i)(B), any holder of Restated Notes who or which shall have not consented to waiver with respect to such Event of Default may, at his or its option, by notice in writing to the Company, declare the Restated Notes then held by such holder to be, and such Restated Notes shall thereupon become, forthwith due and payable together with all interest accrued thereon, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith pay to such holder the entire principal of and interest accrued on such Restated Notes and, to the extent permitted by law, the Prepayment Compensation Amount at such time with respect to such principal amount of such Restated Notes.


          (b) Valuable Rights. The Company acknowledges, and the parties hereto agree, that the right of each holder to maintain its investment in the Restated Notes free from repayment by the Company (except as herein specifically provided for) is a valuable right and that the provision for payment of a Prepayment Compensation Amount by the Company in the event that the Restated Notes are prepaid or are accelerated as a result of an Event of Default is intended to provide compensation for the deprivation of such right under such circumstances.

          (c) Other Remedies. During the existence of an Event of Default and irrespective of whether the Restated Notes then outstanding shall become due and payable and irrespective of whether any holder of Restated Notes then outstanding shall otherwise have pursued or be pursuing any other rights or Remedies, any holder of Restated Notes may proceed to protect and enforce its rights hereunder and under such Restated Notes by exercising such Remedies as are available to such holder in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any agreement contained herein or in aid of the exercise of any power granted herein; provided, however, that the maturity of such holder's Restated Notes may be accelerated only in accordance with Section 10.2(a).

          (d) Nonwaiver; Remedies Cumulative. No course of dealing on the part of any holder of Restated Notes nor any delay or failure on the part of any holder of Restated Notes to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and Remedies. All rights and Remedies of each holder of Restated Notes hereunder and under applicable law are cumulative to, and not exclusive of, any other rights or remedies any such holder of Restated Notes would otherwise have.

          (e) Subordination. The Senior Lender and the holders of the Restated Notes have, solely as between themselves, reached certain agreements regarding the allocation of payments in respect of this Agreement and the Restated Notes, and the exercise of Remedies, all as set forth in the Intercreditor Agreement; provided, however, that Rights as between the holders of the Restated Notes and the Company are set forth and governed by this Agreement.

     10.3 Annulment of Acceleration of Restated Notes.

     If a declaration is made pursuant to Section 10.2(a)(i)(B), then and in every such case, the holders of more than a majority in principal amount of the Restated Notes at the time outstanding (exclusive of Restated Notes then owned by any one or more of the Company, any Subsidiary or any Affiliate) may, by written instrument filed with the Company, rescind and annul such declaration, and the consequences thereof; provided, however, that at the time such declaration is annulled and rescinded:

          (a) no judgment or decree shall have been entered for the payment of any moneys due on or pursuant hereto or the Restated Notes;

          (b) all arrears of interest upon all of the Restated Notes and all other sums payable hereunder and under the Restated Notes (except any amount which shall have become due and payable solely by reason of such declaration under Section 10.2(a)(i)(B)) shall have been duly paid; and

          (c) each and every other Default and Event of Default shall have been waived pursuant to Section 9.5 or otherwise made good or cured;

and provided further that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereon.

11. INTERPRETATION OF THIS AGREEMENT
-------------------------------------

     11.1 Terms Defined.

      As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

     2.5% Warrants -- means those certain warrants, in the form of Exhibit D-1 hereto (the "March 2004 2.5% Warrants") or Exhibit D-2 hereto (the "March 2005 2.5% Warrants"), entitling the Noteholders to purchase Common Stock of the Company upon the terms and conditions therein set forth.

     9.5% Warrants -- means those certain warrants in the form of Exhibit C hereto entitling the Noteholders to purchase Common Stock of the Company upon the terms and conditions therein set forth.

     Affiliate -- means, with respect to any Person, (a) each Person that, directly or indirectly, owns or controls, whether beneficially, or as a trustee, guardian or other fiduciary, five percent (5%) or more of the Capital Stock having ordinary voting power in the election of directors of such Person, (b) each Person that controls, is controlled by or is under common control with such Person, (c) each of such Person's officers, directors, joint venturers and partners or (d) in the case of the Company, the immediate family members, spouses and lineal descendants of individuals who are Affiliates of the Company; provided, however, that none of the Noteholders nor any affiliate of any Noteholder shall be deemed to be an "Affiliate," and no Person holding any one or more of the Restated Notes or Warrants shall be deemed to be an "Affiliate" solely by virtue of the ownership of such securities. For the purposes of this definition, "control" of a Person shall mean the possession, directly or indirectly, of the power to direct or cause the direction of its management or policies, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of the Company.

     Agreement, this -- and references thereto shall mean this Amended and Restated Note and Warrant Purchase Agreement as it may from time to time be amended or supplemented.

     Applicable Interest Law -- means any present or future law (including, without limitation, the laws of the State of New York and the United States of America) which has application to the interest and other charges pursuant to this Agreement and the Restated Notes.

     Board of Directors -- means the Board of Directors of the Company.

      Business Day -- means a day other than a Saturday, a Sunday or a day on which banks in the State of New York or Florida are required or permitted by law (other than a general banking moratorium or holiday for a period exceeding four
(4) consecutive days) to be closed.

     Canadian Pension Plan -- means any plan, program or arrangement that is a pension plan for the purposes of any applicable pension benefits legislation or any tax laws of Canada or a province thereof, whether or not registered under any such laws, which is maintained or contributed to by, or to which there is an obligation to contribute by, the Company or Dixon Ticonderoga Inc. in respect of any Person's employment in Canada with the Company or Dixon Ticonderoga Inc. which, for greater certainty, does not include the Canada Pension Plan or any other plans maintained by the Government of Canada or by a government of any Province of Canada.

     Canadian  Pledge and Security  Agreement  -- means that certain  Pledge and
Security Agreement by and between Dixon Ticonderoga Inc. and the Collateral Agent and dated as of the Restatement Date.

     Canadian Trademark Security Agreement -- means that certain Trademark Security Agreement by and between Dixon Ticonderoga Inc. and the Collateral Agent and dated as of the Restatement Date.

     Capital Expenditures -- means, with respect to any Person, all expenditures (by the expenditure of cash or the incurrence of Indebtedness) by such Person during any measuring period for any fixed assets or improvements or for replacements, substitutions or additions thereto that have a useful life of more than one year and that are required to be capitalized under GAAP.

     Capital Lease -- means, with respect to any Person, any lease of any property (whether real, personal or mixed) by such Person as lessee that, in accordance with GAAP, would be required to be classified and accounted for as a capital lease on a balance sheet of such Person.

     Capital Lease Obligation -- means, with respect to any Capital Lease of any Person, the amount of the obligation of the lessee thereunder that, in accordance with GAAP, would appear on a balance sheet of such lessee in respect of such Capital Lease.

     Capital Stock -- means any class of preferred, common or other capital stock, share capital or similar equity interest of a Person including, without limitation, any partnership interest in any partnership or limited partnership and any membership interest in any limited liability company.

     Change of Control --means (a) any "person" or "group" (within the meaning of Sections 13(d) and 14(d) of the Exchange Act), other than Permitted Holders, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 10%, or more, of the Stock of the Company having the right to vote for the election of members of the Board of Directors, or (b) a majority of the members of the Board of Directors do not constitute Continuing Directors, or (c) the Company ceases to directly own and control 100% of the outstanding capital Stock of each of its Subsidiaries (except for Dixon Industrial Mexico, S.A. de C.V., in which case it shall be deemed a "Change of Control" if the Company ceases to directly own and control at least 97% of the Capital Stock of such Subsidiary) existing as of the Restatement Date.

     Charges -- mean all federal, state, county, city, municipal, local, foreign or other governmental taxes (including taxes owed to the PBGC at the time due and payable), levies, assessments, charges, liens, claims or encumbrances upon or relating to (a) the Collateral, (b) the Senior Obligations or the obligations evidenced by the Restated Notes, (c) the employees, payroll, income or gross receipts of any Person, (d) any Person's ownership or use of any properties or other assets, or (e) any other aspect of any Person's business.

     Chief Restructuring Officer -- has the meaning set forth in Section 8.17.

     Closing -- has the meaning set forth in Section 1.2.

     Collateral -- means any and all property, real or personal, tangible or intangible, now existing or hereafter acquired, that may at any time be or become subject to a security interest or Lien in favor of the Collateral Agent, on behalf of the Noteholders, to secure the Restated Notes or a Subsidiary Guarantee.

     Collateral Agent-- means State Street Bank and Trust, N.A., a Massachusetts Trust Company.

     Collateral Assignment of Notes -- means that certain Collateral Assignment of Notes by and between the Company and the Collateral Agent and dated as of the Restatement Date.

     Collateral Documents -- The Collateral Agency and Intercreditor Agreement, the Security Agreement, the Pledge and Security Agreement, the Trademark Collateral Security Agreement, the Patent Collateral Security Agreement, the Copyright Collateral Security Agreement, the Collateral Assignment of Notes, the Mortgages, Canadian Pledge and Security Agreement, the Canadian Trademark Security Agreement and each Reaffirmation of Guarantee.

     Common Stock -- means all shares, options, warrants, interests, participations, or other equivalents (regardless of how designated) of or in a Person, whether voting or nonvoting, including common stock, preferred stock, or any other "equity security" (as such term is defined in Rule 3a11-1 of the General Rules and Regulations promulgated by the SEC under the Exchange Act).

     Company -- has the meaning set forth in the introductory paragraph.

     Confidential Information -- means, at any time, written information delivered to a holder of Restated Notes by or on behalf of the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was adequately marked or labeled or otherwise adequately identified when received by such holder as being confidential information of the Company or such Subsidiary, and that has not become:

                    (i) publicly  known other than by an act or omission by such holder or a Person acting on such holder's behalf; or

                    (ii) known to such holder from sources other than the Company or a Subsidiary prior to the time of such disclosure.

     Consolidated EBITDA -- means, with respect to any fiscal period, consolidated net earnings (or loss) of the Company and its Subsidiaries minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization plus non-recurring non-cash losses for such period, as determined in accordance with GAAP.

     Continuing Director -- means (a) any member of the Board of Directors who was a director (or comparable manager) of the Company on the Restatement Date, and (b) any individual who becomes a member of the Board of Directors after the Restatement Date if such individual was appointed or nominated for election to the Board of Directors by a majority of the Continuing Directors, but excluding any such individual originally proposed for election in opposition to the Board of Directors in office at the Restatement Date in an actual or threatened election contest relating to the election of the directors (or comparable managers) of the Company (as such terms are used in Rule 14a-11 under the Exchange Act) and whose initial assumption of office resulted from such contest or the settlement thereof.

     Copyright Collateral Security Agreement -- means that certain Copyright Collateral Security Agreement by and between the Company and the Collateral Agent and dated as of the Restatement Date.

     Default -- means any event which, with the giving of notice or the passage of time, or both, would become an Event of Default.

     Deer Lake Note and Mortgage -- means collectively, (a) the Promissory Note, dated May 15, 2001, in the principal amount of $1,640,000 made by SMT Holdings, LLC in favor of the Company, (b) the Mortgage, dated May 15, 2001 by and between SMT Holdings, LLC in favor of the Company covering real property located in West Brunswick, Township, Pennsylvania, (c) the Guaranty made by Anex Warehouse and Distribution Company, Inc. of the obligations of SMT Holdings, LLC arising under the Promissory Note referred to in clause (a) hereof, and (d) all documents and instruments and other agreements delivered in connection with the foregoing, as the same may be modified, amended, restated or otherwise supplemented from time to time.

     DOL -- means the United States Department of Labor and any successor agency.

     Dollars or $ -- means lawful currency of the United States of America.

     Environmental Laws-- means all applicable federal, state, local and foreign laws, statutes, ordinances, codes, rules, standards and regulations, now or hereafter in effect, and any applicable judicial or administrative interpretation thereof, including any applicable judicial or administrative order, consent decree, order or judgment, imposing liability or standards of conduct for or relating to the regulation and protection of human health, safety, the environment and natural resources (including ambient air, surface water, groundwater, wetlands, land surface or subsurface strata, wildlife, aquatic species and vegetation). Environmental Laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (42 U.S.C.ss.ss.9601 et seq.) ("CERCLA"); the Hazardous Materials Transportation Authorization Act of 1994 (49 U.S.C.ss.ss.5101 et seq.); the Federal Insecticide, Fungicide, and Rodenticide Act (7 U.S.C.ss.ss.136 et seq.); the Solid Waste Disposal Act (42 U.S.C.ss.ss.6901 et seq.); the Toxic Substance Control Act (15 U.S.C.ss.ss.2601 et seq.); the Clean Air Act (42
U.S.C.ss.ss.7401   et  seq.);  the  Federal  Water  Pollution  Control  Act  (33
U.S.C.ss.ss.1251 et seq.); the Occupational Safety and Health Act (29 U.S.C.ss.ss.651 et seq.); and the Safe Drinking Water Act (42 U.S.C.ss.ss.300(f) et seq.), and any and all regulations promulgated thereunder, and all analogous state, local and foreign counterparts or equivalents and any transfer of ownership notification or approval statutes.

     Environmental Liabilities -- means, with respect to any Person, all liabilities, obligations, responsibilities, response, remedial and removal costs, investigation and feasibility study costs, capital costs, operation and maintenance costs, losses, damages, punitive damages, property damages, natural resource damages, consequential damages, treble damages, costs and expenses (including all fees, disbursements and expenses of counsel, experts and consultants), fines, penalties, sanctions and interest incurred as a result of or related to any claim, suit, action, investigation, proceeding or demand by any Person, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute or common law, arising under or related to any Environmental Laws, Environmental Permits, or in connection with any Release or threatened Release or presence of a Hazardous Material whether on, at, in, under, from or about or in the vicinity of any real or personal property.

     Environmental Permits -- means all permits, licenses, authorizations, certificates, approvals or registrations required by any Governmental Authority under any Environmental Laws.

     ERISA -- means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any regulations promulgated thereunder.

     ERISA Affiliate -- means, with respect to the Company and any of its Subsidiaries, any trade or business (whether or not incorporated) that, together with such Company and any of its Subsidiaries, is treated as a single employer under section 414 of the IRC.

     ERISA Event -- shall mean (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder, with respect to a Benefit Plan; (b) the adoption of any amendment to a Benefit Plan that would require the provision of security pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA; (c) the existence with respect to any Benefit Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (d) the filing pursuant to Section 412 of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Benefit Plan; (e) the occurrence of a "prohibited transaction" with respect to which Borrower or any of its Subsidiaries is a "disqualified person" (within the meaning of Section 4975 of the Code) or with respect to which the Company or any of its Subsidiaries could otherwise be liable for amounts in excess of $500,000; (f) a complete or partial withdrawal by the Company or any ERISA Affiliate from a Multiemployer Plan or a cessation of operations which is treated as such a withdrawal or notification that a Multiemployer Plan is in reorganization; (g) the filing of a notice of intent to terminate, the treatment of a Benefit Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the Pension Benefit Guaranty Corporation to terminate a Benefit Plan or Multiemployer Plan; (h) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Benefit Plan or Multiemployer Plan;
(i) the imposition of any liability under Title IV of ERISA, other than the Pension Benefit Guaranty Corporation premiums due but not delinquent under
Section 4007 of ERISA, upon the Company or any ERISA Affiliate; and (j) any other event or condition with respect to a Benefit Plan or Multiemployer Plan or any Benefit Plan subject to Title IV of ERISA maintained, or contributed to, by any ERISA Affiliate that could reasonably be expected to result in liability of the Company or any of its Subsidiaries for amounts in excess of $500,000.

     Event of Default -- has the meaning set forth in Section 10.1.

     Exchange Act -- means the Securities Exchange Act of 1934, as amended, together with the rules and regulations of the SEC thereunder.

     Existing Note Agreement -- has the meaning specified in the introductory sentence.

     Existing Notes -- has the meaning specified in the first recital of this Agreement.

     Existing Transaction Documents -- means the Existing Note Agreement the Existing Notes, and the Existing Warrants, as such documents are in effect immediately prior to the Restatement Date.

     Existing Warrants -- those certain warrants, issued pursuant to the Existing Note Agreement, entitling the Noteholders to purchase up to an aggregate of 300,000 shares of Common Stock of the Company.

     Fair Market Value -- means, with respect to any Property, the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer, and an informed and willing seller, under no compulsion to buy or sell, respectively.

     Financial Covenant -- means any covenant (or substantially equivalent default provision) which requires any one or more of the Company or any of its Subsidiaries to attain or maintain a prescribed level of financial condition or financial achievement, including, without limitation, covenants of the type contained in Section 8 of this Agreement.

     Financial Statements -- means the consolidated and consolidating income statements, statements of cash flows and balance sheets of the Company delivered in accordance with Section 9.

     Foreign Pension Plan -- means any plan, fund or other similar program:

          (a) established or maintained outside of the United States of America by the Company primarily for the benefit of the employees (substantially all of whom are aliens not residing in the United States of America) of the Company, which plan, fund or other similar program provides for retirement income for such employees or results in a deferral of income for such employees in contemplation of retirement; and

          (b) not otherwise subject to ERISA.

     Funded Debt -- means, with respect to any Person, without duplication, all Indebtedness of such Person for borrowed money evidenced by notes, bonds, debentures or similar evidences of Indebtedness that by its terms matures more than one year from, or is directly or indirectly renewable or extendible at such Person's option under a revolving credit or similar agreement obligating the lender or lenders to extend credit over a period of more than one year from the date of creation thereof, and specifically including Capital Lease Obligations, current maturities of long-term debt, revolving credit and short-term debt extendible beyond one year at the option of the debtor, and also including, in the case of the Company, the obligations of the Company evidenced by the Restated Notes and the Senior Credit Documents and guaranties of Funded Debt of other Persons.

     GAAP -- means generally accepted accounting principles as in effect from time to time in the United States, as set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and the statements and pronouncements of the

Financial Accounting Standards Board which are applicable to the circumstances as of the date of determination consistently applied, except, that, if any change in generally accepted accounting principles after the date hereof affects the calculation of compliance with the financial covenants in Section 8.16 such that such change would cause the Company to be in default of any such financial covenant(s), the Company may by notice to the Noteholders, provide the Noteholders with new financial projections, in form and substance satisfactory to the Noteholders, incorporating such changes, and the Noteholders shall, in their discretion, reset such covenant(s) thereafter in accordance with generally accepted accounting principles as then in effect.

     Governmental Authority means

          (a) the government of

                    (i) the  United  States  of  America  or any  state or other political subdivision thereof, or

                    (ii) any jurisdiction in which the Company or any Subsidiary conducts all or any part of its business, or that asserts jurisdiction over any properties of the Company or any Subsidiary, or

          (b) any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

     Grupo-- has the meaning set forth in Section 8.20

     Guaranteed Indebtedness -- means, as to any Person, any obligation of such Person guaranteeing any indebtedness, lease, dividend, or other obligation ("primary obligation") of any other Person (the "primary obligor") in any manner, including any obligation or arrangement of such Person to (a) purchase or repurchase any such primary obligation, (b) advance or supply funds (i) for the purchase or payment of any such primary obligation or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet condition of the primary obligor, (c) purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (d) indemnify the owner of such primary obligation against loss in respect thereof. The amount of any Guaranteed Indebtedness at any time shall be deemed to be an amount equal to the lesser at such time of (x) the stated or determinable amount of the primary obligation in respect of which such Guaranteed Indebtedness is incurred and (y) the maximum amount for which such Person may be liable pursuant to the terms of the instrument embodying such Guaranteed Indebtedness or, if not stated or determinable, the maximum reasonably anticipated liability (assuming full performance) in respect thereof.

     Guaranty -- means with respect to any Person (for the purposes of this definition, the "Guarantor") any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person (the "Primary Obligor") in any manner, whether directly or indirectly, including, without limitation, obligations incurred through an agreement, contingent or otherwise, by the Guarantor:

          (a) to purchase such indebtedness or obligation or any Property constituting security therefor;

          (b) to advance or supply funds

                    (i) for  the  purchase  or  payment  of  such  indebtedness, dividend or obligation; or

                    (ii) to  maintain  working  capital or other  balance  sheet condition or any income statement condition of the Primary Obligor or otherwise to advance or make available funds for the purchase or payment of such indebtedness, dividend or obligation;

          (c) to lease Property or to purchase securities or other Property or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of the Primary Obligor to make payment of the indebtedness or obligation; or

          (d) otherwise to assure the owner of the indebtedness or obligation of the Primary Obligor against loss in respect thereof.

     For purposes of computing the amount of any Guaranty, in connection with any computation of indebtedness or other liability:

                    (i) in each case where the obligation that is the subject of such Guaranty is in the nature of indebtedness for money borrowed it shall be assumed that the amount of the Guaranty is the amount of the direct obligation then outstanding; and

                    (ii) in each case where the  obligation  that is the subject of such Guaranty is not in the nature of indebtedness for money borrowed it shall be assumed that the amount of the Guaranty is the amount (if any) of the direct obligation that is then due.

     Hazardous Material -- means any substance, material or waste that is regulated by, or forms the basis of liability now or hereafter under, any Environmental Laws, including any material or substance that is (a) defined as a "hazardous waste," "hazardous material," "hazardous substance," "extremely hazardous waste," "restricted hazardous waste," "pollutant," "contaminant," "hazardous constituent," "special waste," "toxic substance" or other similar term or phrase under any Environmental Laws, or (b) petroleum or any fraction or by-product thereof, asbestos, polychlorinated biphenyls (PCB's), or any radioactive substance.

     Heathrow Facility -- means the property located at 195 International Parkway, Heathrow, Florida 32746.

     Indebtedness -- means, with respect to any Person, without duplication, (a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property payment for which is deferred six months or more, but excluding obligations to trade creditors incurred in the ordinary course of business that are unsecured and not overdue by more than six months unless being contested in good faith, (b) all reimbursement and other obligations with respect to letters of credit, bankers' acceptances and surety bonds, whether or not matured, (c) all obligations evidenced by notes, bonds, debentures or similar instruments, (d) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (e) all Capital Lease Obligations and the present value (discounted at the Index Rate (as defined in the Senior Credit Agreement) as in effect on the Restatement Date) of future rental payments under all synthetic leases, (f) all obligations of such Person under commodity purchase or option agreements or other commodity price hedging arrangements, in each case whether contingent or matured, (g) all obligations of such Person under any foreign exchange contract, currency swap agreement, interest rate swap, cap or collar agreement or other similar agreement or arrangement designed to alter the risks of that Person arising from fluctuations in currency values or interest rates, in each case whether contingent or matured, (h) all Indebtedness referred to above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property or other assets (including accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness, (i) the obligations of the Company under the Senior Credit Documents and (j) the obligations of the Company evidenced by the Restated Notes.

     Intercreditor   Agreement   --  means  that   certain   Intercreditor   and
Subordination  Agreement  by  and  among  the  Company,  the  Noteholders,   the
Collateral Agent and the Senior Lender dated as of the Restatement Date.

     Interest Expense -- means, with respect to any Person for any fiscal period, interest expense (whether cash or non-cash) of such Person determined in accordance with GAAP for the relevant period ended on such date, including interest expense with respect to any Funded Debt of such Person and interest expense for the relevant period that has been capitalized on the balance sheet of such Person.

      Interest Payment Date -- has the meaning set forth in Section 5.1.

     Investments -- means all investments, made in cash or by delivery of Property, by the Company and the Subsidiaries:

          (a) in any Person, whether by acquisition of stock, Indebtedness or other obligation or Security, or by loan, Guaranty, advance or capital contribution, or otherwise; or

          (b) in any Property;

provided, however, that "Investments" shall not include any advances to officers, directors or employees of the Company or any Subsidiary in respect of travel or other similar expenses relating to the business of the Company and the

Subsidiaries which such officers, directors or employees expect to incur, which advances are made in the ordinary course of business.

     IRC -- means the Internal Revenue Code of 1986, together with all rules and regulations promulgated pursuant thereto, as amended from time to time.

     IRS -- means the United States Internal Revenue Service and any successor agency.

     Lien -- means any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property (for purposes of this definition, the "Owner"), whether such interest is based on the common law, statute or contract, and includes but is not limited to:

          (a) the security interest lien arising from a mortgage, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for security purposes, and the filing of any financing statement under the Uniform Commercial Code of any jurisdiction, or an agreement to give any of the foregoing;

          (b) reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting real Property;

          (c)  stockholder   agreements,   voting  trust  agreements,   buy-back
     agreements and all similar arrangements affecting the Owner's rights in stock owned by the Owner; and

          (d) any interest in any Property held by the Owner evidenced by a conditional sale agreement, Capital Lease or other arrangement pursuant to which title to such Property has been retained by or vested in some other Person for security purposes.

     The term "Lien" does not include negative pledge clauses in loan agreements and equal and ratable security clauses in loan agreements.

     License Agreement -- has the meaning set forth in Section 2.4(c).

     Liquidity Event -- means the occurrence of any of the following events: (a) the Company's receipt of any income tax refund(s) for federal taxes paid prior to the year 2002, (b) the Company's receipt of any imported pencil duty rebates,
(c) the receipt of any principal payment in respect of the Deer Lake Note and Mortgage, or (d) the consummation of a sale/leaseback or mortgage refinancing with respect to the Heathrow Facility.

     March 2004 2.5% Warrants -- is defined in the definition of 2.5% Warrants.

     March 2005 2.5% Warrants -- is defined in the definition of 2.5% Warrants.

     Material Adverse Effect -- means, with respect to any event or circumstance (either individually or in the aggregate with all other events and circumstances), an effect caused thereby or resulting therefrom that would be materially adverse as to, or in respect of:

          (a) the business, operations, profits, financial condition, Properties or business prospects of the Company or any Subsidiary;

          (b) the ability of the Company to perform its obligations under any Transaction Document; or

          (c)  the  validity  or   enforceability  of  any  of  the  Transaction
     Documents.

      Maturity Date -- means October 3, 2005.

     Maximum Legal Rate of Interest -- means the maximum rate of interest that a holder of Restated Notes may from time to time legally charge the Company by agreement and in regard to which the Company would be prevented successfully from raising the claim or defense of usury under the Applicable Interest Law as now or hereafter construed by courts having appropriate jurisdiction.

      Mortgages -- has the meaning as set forth in the Security Agreement.

     Multiemployer Plan -- means any "multiemployer plan" (as defined in section 4001(a)(3) of ERISA), and to which the Company, any of its Subsidiaries or ERISA Affiliate is making, is obligated to make, or has made or been obligated to make, contributions on behalf of participants who are or were employed by any of them.

     NCR Buyer-- means New Castle Refractories Company, Inc., a Pennsylvania corporation, and its successors and assigns.

     NCR Division -- means the assets of the Company constituting its New Castle Refractories division located in New Castle, Lawrence County, Pennsylvania, Newell, Hancock County, West Virginia, and Masillon (Townships of Lawrence and Tuscarawas) Stark County, Ohio.

     Net Borrowing Availability -- has the meaning assigned to such term in the Senior Credit Agreement.

     Net Worth -- means, with respect to any Person, at any time, the net worth of such Person as would be reflected on a balance sheet of such Person prepared in accordance with GAAP at such time; provided, however, that minority interest, shall not be included in Net Worth of any Person.

     NCR Properties -- shall mean the Real Property of the Company constituting its New Castle Refractories division located in New Castle, Lawrence County, Pennsylvania, Newell, Hancock County, West Virginia, and Masillon (Townships of Lawrence and Tuscarawas) Stark County, Ohio.

     North American EBITDA -- means, with respect to any fiscal period, the Company's and its Subsidiaries United States and Canadian operations net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization plus non-recurring non-cash extraordinary losses, for such period, as determined in accordance with GAAP.

     Noteholder(s) -- has the meaning set forth in the introductory paragraph.

     Operating Lease -- means, with respect to any Person, any lease other than a Capital Lease.

     Patent  Collateral   Security   Agreement  --  means  that  certain  Patent
Collateral Security Agreement by and between the Company and the Collateral Agent and dated as of the Restatement Date.

      PBGC -- means the Pension Benefit Guaranty Corporation, or any other Person succeeding to the duties thereof.

     Pension Plan -- means a Plan described in section 3(2) of ERISA.

     Permitted Dispositions -- means (a) sales or other dispositions by the Company and its Subsidiaries of Equipment that is substantially worn, damaged, or obsolete, in the ordinary course of business, (b) sales by the Company and its Subsidiaries of Inventory to buyers in the ordinary course of business, (c) the use or transfer of money or Cash Equivalents by the Company or its Subsidiaries in a manner that is not prohibited by the terms of this Agreement or the other Transaction Documents, (d) the licensing by the Company and its Subsidiaries, on a non-exclusive basis, of patents, trademarks, copyrights, and other intellectual property rights in the ordinary course of business; (e) the sale by the Company of Equipment to Grupo provided, that, each of the following conditions has been satisfied in the determination of the Noteholders: (i) the Company shall have sent written notice to the Noteholders of such intended disposition no later than thirty (30) days prior to the date of sale, which notice shall identify each of the items of Equipment to be sold to the appraisal referred to in Section 3.1(w) of the Senior Credit Agreement, (ii) such Equipment shall have a value in the aggregate, not in excess of $300,000, (iii) such Equipment is currently located at the Company's Sandusky, Ohio, location,
(iv) the Company shall only accept cash consideration from Grupo, in an amount not less than $300,000, which shall be immediately paid or delivered, or caused to paid or delivered to Senior Lender, (v) the sale shall have been consummated no later than December 31, 2002; and (vi) on the date of such sale and after giving effect thereto, no Event of Default shall exist or have occurred and be continuing, and (f) the sale of all of the Company's right, title and interest in and to the Deer Lake Note and Mortgage, provided, that, each of the following conditions has been satisfied in the determination of the Noteholders: (i) the Company shall have sent written notice to the Noteholders of such intended disposition no later than thirty (30) days prior to the date of sale, which notice shall identify, among other things, the outstanding principal amount of such Note and the intended purchaser thereof, and (ii) the Company shall only accept cash consideration from such purchaser, in an amount equal to not less than eighty (80%) percent of the then outstanding principal amount of the Note, which consideration shall be immediately paid or delivered, or caused to paid or delivered to the Noteholders in accordance with the with Section 5.2(c) hereof, provided however that Permitted Dispositions shall not include item (d) of the definition of Liquidity Event

     Permitted Holder -- means (i) Mr. Gino N. Pala, having an address at c/o Dixon Ticonderoga Company, 195 International Parkway, Heathrow, Florida, 32746, and (ii) Mr. Richard F. Joyce, having an address at c/o Dixon Ticonderoga Company, 195 International Parkway, Heathrow, Florida, 32746, and their respective Family Members, and Family Trusts and (iii) the Noteholders, and any future holder that is an institutional investor that is also a holder of the Restated Notes.

     Permitted  Investments  -- means (a)  investments  by the  Company or Dixon
Ticonderoga Inc. in Cash Equivalents, (b) investments by the Company in negotiable instruments for collection, (c) advances made by the Company in connection with purchases of goods or services in the ordinary course of business, (d) loans by the Company or Dixon Ticonderoga Inc. after the date hereof, provided, that, as to all of such loans, (i) within thirty (30) days after the end of each fiscal month, the Company shall provide to the Noteholders a report in form and substance satisfactory to the Noteholders of the outstanding amount of such loans as of the last day of the immediately preceding month and indicating any loans made and payments received during the immediately preceding month, (ii) the Indebtedness arising pursuant to any such loan shall not be evidenced by a promissory note or other instrument, unless the single original of such note or other instrument is promptly delivered to Senior Lender to hold as part of the Collateral, with such endorsement and/or assignment by the payee of such note or other instrument as Senior Lender and then Noteholders may require, (iii) as of the date of any such loan and after giving effect thereto, the Company shall be Solvent, and (iv) as of the date of any such loan and after giving effect thereto, no Default or Event of Default shall exist or have occurred and be continuing.

     Permitted Liens -- means (a) Liens provided for under the Security Agreement (b) Liens held by Senior Lender, (c) Liens for unpaid taxes that either (i) are not yet delinquent, or (ii) do not constitute an Event of Default hereunder and are the subject of Permitted Protests, (d) Liens set forth on Part 2.2(b) of Annex 2 and Part 8.2 of Annex 2, (e) the interests of lessors under operating leases, (f) purchase money Liens or the interests of lessors under Capital Leases to the extent that such Liens or interests secure Permitted Purchase Money Indebtedness and so long as such Lien attaches only to the asset purchased or acquired and the proceeds thereof, (g) Liens arising by operation of law in favor of warehousemen, landlords, carriers, mechanics, materialmen, laborers, or suppliers, incurred in the ordinary course of business and not in connection with the borrowing of money, and which Liens either (1) are for sums not yet delinquent, or (2) are the subject of Permitted Protests, (h) Liens arising from deposits made in connection with obtaining worker's compensation or other unemployment insurance, (i) Liens or deposits to secure performance of bids, tenders, or leases incurred in the ordinary course of business and not in connection with the borrowing of money, (j) Liens granted as security for surety or appeal bonds in connection with obtaining such bonds in the ordinary course of business, (k) Liens resulting from any judgment or award that is not an Event of Default hereunder, (l) Liens with respect to the Real Property Collateral that are exceptions to the commitments for title insurance issued in connection with the Mortgages, as accepted by Lender, (m) liens and security interests of Ohio National Life Insurance Company on the Heathrow Facility to secure Indebtedness to Ohio National Life Insurance Company permitted under Section 7.2
(c) hereof, and (n) with respect to any Real Property that is not part of the Real Property Collateral, easements, rights of way, and zoning restrictions that do not materially interfere with or impair the use or operation thereof.

     Permitted Purchase Money Indebtedness -- means, as of any date of determination, Purchase Money Indebtedness incurred after the Restatement Date in an aggregate principal amount outstanding at any one time not in excess of $500,000.

     Person -- means an individual, partnership, corporation, limited liability company, joint venture, trust, unincorporated organization, or a government or agency or political subdivision thereof.

     PIK Notes -- means the promissory notes, in the form of Exhibit E hereto, evidencing accrued interest on the Existing Notes for the period July 10, 2000 through and including March 31, 2002, issued to the Noteholders pursuant to
Section 4.2.

     Plan -- means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

     Pledge and Security Agreement -- that certain Pledge and Security Agreement by and between the Company and the Collateral Agent and dated as of the Restatement Date.

     Prepayment Compensation Amount -- means, with respect to any Prepaid Principal and the date of payment thereof (a "Payment Date"), an amount equal to the excess (if any) of the Present Value of the Prepaid Cash Flows over the amount of such Prepaid Principal, determined in respect of such Prepaid Principal as of such Payment Date.

     As used in this definition:

                    Prepaid  Principal -- means any principal amount of Restated
               Notes being paid (or otherwise retired) for any reason (including, without limitation, acceleration, optional payment or mandatory purchase required because of the occurrence of a contingency) prior to its regularly scheduled maturity date; provided, however, that only the aggregate principal amount paid or retired in excess of $11,000,000 in the aggregate during the period from the Restatement Date through September 26, 2003 shall constitute Prepaid Principal.

                    Present  Value of the Prepaid Cash Flows -- means the sum of the present values of the then remaining required payments of principal and interest that would have been payable in respect of such Prepaid Principal but that are no longer payable as a result of the early payment of such Prepaid Principal. In determining such present values:

                         (a) the amount of interest accrued through and including the day immediately preceding such Payment Date on such Prepaid Principal since the scheduled interest payment date immediately preceding such Payment Date shall be deducted from the first of such payments of interest;

          (b) each required principal payment shall be deemed payable on the last date before which such payment would be overdue; and

          (c) a discount rate per annum equal to the Make-Whole Discount Rate determined with respect to such Prepaid Principal and such Payment Date divided by four (4), and a discount period of three (3) months of thirty
     (30) days each, shall be used.

            Make-Whole Discount Rate -- means the sum of:

          (a) one half of one percent (0.50%) per annum; and

          (b) the per annum percentage rate (rounded to the nearest three (3) decimal places) equal to the bond equivalent yield to maturity derived from the Applicable Treasury Rate determined as of the date that is two (2) Business Days prior to such Payment Date.

            Applicable Treasury Rate -- means, at any time:

          (a) the Bloomberg Rate;

          (b) if the Bloomberg Financial Markets System is not then quoting yields on United States government securities, then the Telerate Rate;

          (c) if neither the Bloomberg Financial Markets System nor Telerate Service is then quoting yields on United States government securities, then the per annum yield reported on such other electronic quotation service selected by the Company and agreed to by the Required Noteholders at 10:00 a.m. (New York time) on the second (2nd) Business Day preceding such Payment Date for United States government securities having a maturity (rounded to the nearest month) corresponding to the Weighted Average Life to Maturity of such Prepaid Principal; and

          (d) if neither the Bloomberg Financial Markets System nor Telerate Service is then quoting yields on United States government securities and the Company and the Required Noteholders cannot agree on another electronic quotation service, then the Applicable H.15 Rate.

     In each such case, If no such United States Treasury obligation with a Treasury Constant Maturity corresponding exactly to such Weighted Average Life to Maturity is listed, then the yields for the two (2) then most current hypothetical United States Treasury obligations with Treasury Constant Maturities most closely corresponding to such Weighted Average Life to Maturity (one (1) with a longer maturity and one (1) with a shorter maturity, if available) shall be calculated pursuant to the immediately preceding sentence and the Make-Whole Discount Rate shall be interpolated or extrapolated from such yields on a straight-line basis.

     Applicable H.15 -- means, at any time, the United States Federal Reserve Statistical Release H.15(519) then most recently published and available to the public, or if such publication is not available, then any other source of current information in respect of interest rates on securities of the United States of America that is generally available and, in the judgment of the Required Noteholders, provides information reasonably comparable to the H.15(519) report.

     Applicable H.15 Rate -- means, at any time, the then most current annual yield to maturity of the hypothetical United States Treasury obligation listed in the Applicable H.15 with a equal to the Weighted Average Life to Maturity of such Prepaid Principal.

     Bloomberg Rate -- means the per annum yield reported on the Bloomberg Financial Markets System at 10:00 a.m. (New York time) on the second (2nd) Business Day preceding such Payment Date for United States Treasury obligations having a Treasury Constant Maturity corresponding to the Weighted Average Life to Maturity of such Prepaid Principal. Page USD shall be used as the source of such yields, or if not then available, such other screen available on the Bloomberg Financial Markets System as shall, in the opinion of the Required Noteholders, provide equivalent information.

     Telerate Rate -- means the per annum yield reported on Bridge Telerate at 10:00 a.m. (New York time) on the second (2nd) Business Day preceding such Payment Date for United States Treasury obligations having a Treasury Constant Maturity (rounded to the nearest month) corresponding to the Weighted Average Life to Maturity of such Prepaid Principal. Page 678 shall be used as the source of such yields, or if not then available, such other screen available on the Telerate Service as shall, in the opinion of the Required Noteholders, provide equivalent information.

     Treasury Constant Maturity -- has the meaning specified in the Applicable H.15.

     Weighted Average Life to Maturity -- means the number of years (calculated to the nearest one-twelfth (1/12th)) obtained by dividing the Remaining Dollar-Years of such Prepaid Principal by such Prepaid Principal, determined as of such Payment Date.

     Remaining Dollar-Years -- means the result obtained by:

          (a) multiplying, in the case of each then remaining scheduled payment of principal that would have been payable in respect of Prepaid Principal but is no longer payable as a result of the payment of such Prepaid Principal;

                    (i) an amount equal to such scheduled  payment of principal;
               by

                    (ii) the number of years (calculated to the nearest one-twelfth) that will elapse between such Payment Date and the date such scheduled principal payment would be due if such Prepaid Principal had not been so prepaid; and

          (b) calculating the sum of each of the products obtained in the preceding subsection (a).

     Projections -- means Borrower's and its Subsidiaries, consolidated and consolidating forecasted (a) balance sheets, (b) profit and loss statements, and
(c) cash flow statements, all prepared on a basis consistent with Borrower's historical financial statements, together with appropriate supporting details and a statement of underlying assumptions.

     Property -- means any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

     Qualified Plan -- means a Pension Plan that is intended to be tax-qualified under Section 401(a) of the IRC.

     Reaffirmation of Guarantee -- Section 4.8 and Exhibit F-1 and F-2 hereto.

     Release -- means any release, threatened release, spill, emission, leaking, pumping, pouring, emitting, emptying, escape, injection, deposit, disposal, discharge, dispersal, dumping, leaching or migration of Hazardous Material in the indoor or outdoor environment, including the movement of Hazardous Material through or in the air, soil, surface water, ground water or property.

     Remedies -- means and includes, with respect to any Indebtedness:

          (a) the acceleration of the maturity of any of such Indebtedness;

          (b) the exercise of any put right or other similar right to require the Company or any Subsidiary to repurchase any of such Indebtedness prior to the stated maturity thereof;

          (c) the collection or commencement of proceedings against the Company, any Subsidiary or any other Person obligated on such Indebtedness or any of their respective Property, to enforce or collect any of such Indebtedness;

          (d) taking possession of or foreclosing upon (whether by judicial proceedings or otherwise) any Liens or other collateral security for such Indebtedness; or causing a marshalling of any Property of the Company or any Subsidiary;

          (e) the making of a demand in respect of any Guaranty given by the Company or any Subsidiary of such Indebtedness;

          (f) exercising any other remedies with respect to such Indebtedness or any claim with respect thereto; or

          (g) the taking of any action against the Company, any Subsidiary or an other Person obligated on or for such Indebtedness, or any of their respective assets, pursuant to the agreements governing such Indebtedness, in connection with the collection of such Indebtedness or the enforcement of the Liens, if any, securing such Indebtedness.

     Required Noteholders -- means, at any time, the holders of sixty-six and two-thirds percent (66-2/3%) in principal amount of the Restated Notes at the time outstanding (exclusive of Restated Notes then owned by any one or more of the Company, any Subsidiary or any Affiliate).

     Restated Documents-- means the Restated Note Agreement and the Restated Notes.

     Restated Note Agreement -- has the meaning set forth in the introductory paragraph of this Agreement.

     Restated Notes -- has the meaning set forth in the Recitals of this Agreement.

     Restatement Date -- means October 3, 2002.

     Rights -- means, with respect to any Person, any right, warrant, option or other similar right to purchase or receive Capital Stock of such Person.

     SEC -- means, at any time, the Securities and Exchange Commission or any other federal agency at such time administering the Securities Act.

     Securities Act -- means the Securities Act of 1933, as amended, and the rules and regulations of the SEC promulgated thereunder.

     Security -- means "security" as defined by section 2(1) of the Securities Act.

     Security Agreement -- means that certain Security Agreement by and between the Company and the Collateral Agent and dated as of the Restatement Date.

     Seller Note -- has the meaning set forth in Section 8.4.

     Senior Credit Agreement -- means the Loan and Security Agreement, dated as of October 3, 2002, among the Company and the Senior Lender, as amended from time to time.

     Senior Credit Documents -- means the Senior Credit Agreement and all other agreements, instruments, documents and certificates executed in connection therewith or executed and delivered to, or in favor of, the Senior Lender and including all other pledges, powers of attorney, consents, assignments, contracts, notices, and all other written matter whether heretofore, now or hereafter executed by or on behalf of the Company or any of its Subsidiaries, or any employee of the Company or any of its Subsidiaries, and delivered to the Senior Lender in connection with the Senior Credit Agreement or the transactions contemplated thereby, and including all appendices, exhibits or schedules thereto, and all amendments, restatements, supplements or other modifications thereto, as the same may be in effect at any and all times.

     Senior Financial Officer -- means any one of the chief financial officer, the treasurer and the principal accounting officer of the Company.

     Senior Lender-- means Foothill Capital Corporation.

     Senior Obligations -- means all loans, advances, debts, liabilities and obligations for the performance of covenants, tasks or duties or for payment of monetary amounts (whether or not such performance is then required or contingent, or such amounts are liquidated or determinable) owing by the Company or any of its Subsidiaries to the Senior Lender, and all covenants and duties regarding such amounts, of any kind or nature, present or future, whether or not evidenced by any note, agreement or other instrument, arising under the Senior Credit Agreement or any of the other Senior Credit Documents. This term includes all principal, interest (including all interest that accrues after the commencement of any case or proceeding by or against the Company or any of its Subsidiaries in bankruptcy, fees, Charges, expenses, attorneys' fees and any other sum chargeable to the Company and any of its Subsidiaries under the Senior Credit Agreement or any of the other Senior Credit Documents.

     Senior Officer -- means any one of the chairman of the Board of Directors, the chief executive officer, the chief operating officer, the chief financial officer and the president, of the Company, and in addition, with respect to Dixon Ticonderoga Inc., treasurer.

     Specified Payment Date - has the meaning set forth in Section 5.3(b)

     Stockholder -- means, with respect to any Person, each holder of Capital Stock of such Person.

     Subsidiary -- means, at any time, each corporation, association, limited liability company or other business entity which qualifies as a Subsidiary of the Company that is properly included in a consolidated financial statement of the Company and its Subsidiaries in accordance with GAAP at such time.

     Subsidiary Guaranties-- means the (i) Guarantee dated as of September 26, 1996 and executed by Dixon Ticonderoga, Inc., Dixon Europe, Limited, Dixon Ticonderoga De Mexico, S.A. De C.V., Bryn Mawr Ocean Resorts Inc. and Ticonderoga Graphite Inc., and (ii) Guarantee dated as of August 4, 2000 and executed by Dixon Ticonderoga, Inc., Dixon Europe, Limited, Grupo Dixon, S.A. De C.V. (formerly known as Dixon Ticonderoga Company De Mexico, S.A. De C.V.), Vinci De Mexico, S.A. De C.V., Vinci Manufactura, S.A. De C.V., Comercializadora Dixon, S.A. De C.V. Servidix, S.A. De C.V., Dixon Industrial Mexico, S.A. De C.V., Dixon Ticonderoga De Mexico, S.A. De C.V. and Ticonderoga Graphite Inc., in each case as reaffirmed pursuant hereto.

     Subsidiary  Guarantors  -- means,  Dixon  Ticonderoga  Inc.,  Dixon Europe,
Limited, Grupo Dixon, S.A. de C.V., Dixon Comercializadora, S.A. de C.V., Servidix, S.A. de C.V., Dixon Ticonderoga de Mexico, S.A. de C.V., Dixon

Industrial Mexico, S.A. de C.V., Beijing Dixon Ticonderoga Stationery Company Limited and Ticonderoga Graphite Inc., each sometimes referred to herein individually as a Subsidiary Guarantor.

     Tangible Net Worth -- means, as of any date of determination, the result of
(a) the Company's (on a consolidated basis with its Subsidiaries) total stockholder's equity, minus (b) the sum of (i) all Intangible Assets of the Company (on a consolidated basis with its Subsidiaries), (ii) all of the Company's prepaid expenses (on a consolidated basis with its Subsidiaries) and
(iii) all amounts due to the Company from Affiliates, plus (c) other comprehensive loss items, minus (d) other comprehensive income items.

     Target Payment -- means, at any time with respect to any period beginning on October 3, 2002 and ending on a date set forth below (each, a "Target Period"), an aggregated principal amount paid in respect of the Restated Notes equal to the US Dollar amount set forth opposite such Target Period:


      --------------------------------------------------------------------
      Target Period Ending Date:         Target Payment:
      --------------------------------------------------------------------
      December 31, 2002                  $1,500,000
      --------------------------------------------------------------------
      December 31, 2003                  $3,500,000
      --------------------------------------------------------------------
      December 31, 2004                  $5,500,000
      --------------------------------------------------------------------
      October 3, 2005                    $6,500,000
      --------------------------------------------------------------------

     Target Period -- is defined in the  definition of "Target  Payment" in this
Section 11.1.

     Taxes -- means taxes, levies, imposts, deductions, Charges or withholdings, and all liabilities with respect thereto, excluding taxes imposed on or measured by net income or gross receipts by the jurisdictions under the laws of which the Senior Lenders and the holders of the Restated Notes are organized or in which the Senior Lenders and the holders of the Restated Notes are doing business or by any political subdivision thereof.

     Title IV Plan -- means a Pension Plan (other than a Multiemployer Plan) that is covered by Title IV of ERISA and that the Company, any of its Subsidiaries or ERISA Affiliate maintains, contributes to or has an obligation to contribute to on behalf of participants who are or were employed by any of them.

     Trademark Collateral Security Agreement -- means that certain Trademark Collateral Security Agreement by and between the Company and the Collateral Agent and dated as of the Restatement Date.

     Transaction Documents means and includes this Agreement, the Restated Notes, the 2.5% Warrants, the 9.5% Warrants, each Collateral Document, and all other documents, certificates and instruments to be executed pursuant to the terms of the foregoing, as each may be amended, restated or otherwise modified from time to time.

     Warrants means the 2.5% Warrants, the 9.5% Warrants, and the Existing Warrants.

     11.2 Accounting Principles.

          (a) Generally. Unless otherwise provided herein, all financial statements delivered in connection herewith will be prepared in accordance with GAAP. Where the character or amount of any asset or liability or item of income or expense, or any consolidation or other accounting computation is required to be made for any purpose hereunder, it shall be done in accordance with GAAP; provided, however, that if any term defined herein includes or excludes amounts, items or concepts that would not be included in or excluded from such term if such term were defined with reference solely to GAAP, such term will be deemed to include or exclude such amounts, items or concepts as set forth herein.

          (b) Consolidation. Whenever accounting amounts of a group of Persons are to be determined "on a consolidated basis" it shall mean that, as to balance sheet amounts to be determined as of a specific time, the amount that would appear on a consolidated balance sheet of such Persons prepared as of such time, and as to income statement amounts to be determined for a specific period, the amount that would appear on a consolidated income statement of such Persons prepared in respect of such period, in each case with all transactions among such Persons eliminated, and prepared in accordance with GAAP except as otherwise required hereby.

          (c) Currency. With respect to any determination, consolidation or accounting computation required hereby, any amounts not denominated in the currency in which this Agreement specifies shall be converted to such currency in accordance with the requirements of GAAP (as such requirements relate to such determination, consolidation or computation) and, if no such requirements shall exist, converted to such currency in accordance with normal banking procedures, at the closing rate as reported in The Wall Street Journal published most recently as of the date of such determination, consolidation or computation or, if no such quotation shall then be available, as quoted on such date by any bank or trust company reasonably acceptable to the Required Noteholders.

     11.3 Directly or Indirectly.

     Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person, including actions taken by or on behalf of any partnership in which such Person is a general partner.

     11.4 Section Headings and Table of Contents and Construction.

          (a) Section Headings and Table of Contents, etc. The titles of the Sections of this Agreement and the Table of Contents of this Agreement appear as a matter of convenience only, do not constitute a part hereof and shall not affect the construction hereof. The words "herein," "hereof," "hereunder" and "hereto" refer to this Agreement as a whole and not to any particular Section or other subdivision. References to Sections are, unless otherwise specified, references to Sections of this Agreement. References to Annexes and Exhibits are, unless otherwise specified, references to Annexes and Exhibits attached to this Agreement.

          (b) Independent Construction. Each covenant contained herein shall be construed (absent an express contrary provision herein) as being independent of each other covenant contained herein, and compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with one or more other covenants.

     11.5 Governing Law.

     THIS AGREEMENT AND THE RESTATED NOTES SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK. IN ADDITION, THE PARTIES HERETO SELECT, TO THE EXTENT THEY MAY LAWFULLY DO SO, THE INTERNAL LAWS OF THE STATE OF NEW YORK AS THE APPLICABLE INTEREST LAW.

     11.6 General Interest Provisions.

     It is the intention of the Company and the Noteholders to conform strictly to the Applicable Interest Law. Accordingly, it is agreed that, notwithstanding any provisions to the contrary in this Agreement or in the Restated Notes, the aggregate of all interest, and any other charges or consideration constituting interest under the Applicable Interest Law that is taken, reserved, contracted for, charged or received pursuant to this Agreement or the Restated Notes shall under no circumstances exceed the maximum amount of interest allowed by the Applicable Interest Law. If any such excess interest is ever charged, received or collected on account of or relating to this Agreement and the Restated Notes (including any charge or amount which is not denominated as "interest" but is legally deemed to be interest under Applicable Interest Law), then in such event:

          (a) the provisions of this Section 11.6 shall govern and control;

          (b) the Company shall not be obligated to pay the amount of such interest to the extent that it is in excess of the maximum amount of interest allowed by the Applicable Interest Law;

          (c) any excess shall be deemed a mistake and cancelled automatically and, if theretofore paid, shall be credited to the principal amount of the Restated Notes by the holders thereof, and if the principal balance of the Restated Notes is paid in full, any remaining excess shall be forthwith paid to the Company; and

          (d) the effective rate of interest shall be automatically subject to reduction to the Maximum Legal Rate of Interest.

If at any time thereafter, the Maximum Legal Rate of Interest is increased, then, to the extent that it shall be permissible under the Applicable Interest

Law, the Company shall forthwith pay to the holders of the Restated Notes, on a pro rata basis, all amounts of such excess interest that the holders of the Restated Notes would have been entitled to receive pursuant to the terms of this Agreement and the Restated Notes had such increased Maximum Legal Rate of Interest been in effect at all times when such excess interest accrued. To the extent permitted by the Applicable Interest Law, all sums paid or agreed to be paid to the holders of the Restated Notes for the use, forbearance or detention of the indebtedness evidenced thereby shall be amortized, prorated, allocated and spread throughout the full term of the Restated Notes.

12. Miscellaneous

     12.1 Communications.

          (a) Method; Address. All communications hereunder or under the Restated Notes shall be in writing and shall be delivered either by nationwide overnight courier or by facsimile transmission (confirmed by delivery by nationwide overnight courier sent on the day of the sending of such facsimile transmission). Communications to the Company shall be addressed as set forth on Annex 2, or at such other address of which the Company shall have notified each holder of Restated Notes. Communications to the holders of the Restated Notes shall be addressed as set forth on Annex 1 by such holder, or at such other address of which such holder shall have notified the Company (and the Company shall record such address in the register for the registration and transfer of Restated Notes maintained pursuant to Section 6.1).

          (b) When Given. Any communication addressed and delivered as herein provided shall be deemed to be received when actually delivered to the address of the addressee (whether or not delivery is accepted) or received by the telecopy machine of the recipient. Any communication not so addressed and delivered shall be ineffective.

          (c) Service of Process. Notwithstanding the foregoing provisions of this Section 12, service of process in any suit, action or proceeding arising out of or relating to this agreement or any document, agreement or transaction contemplated hereby, or any action or proceeding to execute or otherwise enforce any judgment in respect of any breach hereunder or under any document or agreement contemplated hereby, shall be delivered in the manner provided in Section 12.7(c).

     12.2 Reproduction of Documents.

     This Agreement and all documents relating hereto, including, without limitation, consents, waivers and modifications that may hereafter be executed, documents received by you at the closing of your purchase of the Restated Notes (except the Restated Notes themselves and the Warrants), and financial statements, certificates and other information previously or hereafter furnished to any holder of Restated Notes, may be reproduced by the Company or any holder of Restated Notes by any photographic, photostatic, microfilm, micro-card, miniature photographic, digital or other similar process and each holder of Restated Notes may destroy any original document so reproduced. Any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by the Company or such holder of Restated Notes in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. Nothing in this Section 12.2 shall prohibit the Company or any holder of Restated Notes from contesting the accuracy or validity of any such reproduction.

     12.3 Survival; Entire Agreement.

     All warranties, representations, certifications and covenants contained herein or in any certificate or other instrument delivered hereunder shall be considered to have been relied upon by the other parties hereto and shall survive the delivery to you of the Restated Notes regardless of any investigation made by or on behalf of any party hereto. All statements in any certificate or other instrument delivered pursuant to the terms hereof shall constitute warranties and representations hereunder. All obligations hereunder (other than payment of the Restated Notes, but including, without limitation, reimbursement obligations in respect of costs, expenses and fees) shall survive the payment of the Restated Notes and the termination hereof. Subject to the preceding sentence, this Agreement, the Restated Notes and the other Transaction Documents embody the entire agreement and understanding among the Company and the Noteholders, and supersede all prior agreements and understandings, relating to the subject matter hereof.

     12.4 Successors and Assigns.

     This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto. The provisions hereof are intended to be for the benefit of all holders, from time to time, of Restated Notes, and shall be enforceable by any such holder whether or not an express assignment to such holder of rights hereunder shall have been made by you or your successor or assign. Anything contained in this Section 12.4 notwithstanding, the Company may not assign any of its respective rights, duties or obligations hereunder or under any of the other Transaction Documents without the prior written consent of all holders of Restated Notes.

     12.5 Amendment and Waiver.

          (a) Requirements. This Agreement may be amended, and the observance of any term hereof may be waived, with (and only with) the written consent of the Company and the Required Noteholders; provided, however, that no such amendment or waiver shall, without the written consent of the holders of all Restated Notes (exclusive of Restated Notes held by the Company, any Subsidiary or any Affiliate) at the time outstanding;

                    (i) change the amount or time of any  prepayment  or payment of principal or Prepayment Compensation Amount or reduce the rate of interest or decrease the frequency of interest payments;

                    (ii) amend or waive the provisions of Section 10.1,  Section
               6.2, Section 10.3 or amend or waive any defined term to the extent used therein;

                    (iii)   amend  or  waive   the   definition   of   "Required
               Noteholders;" or

                    (iv) amend or waive this  Section  9.5 or amend or waive any defined term to the extent used herein.

      The holder of any Restated Note may specify that any such written consent executed by it shall be effective only with respect to a portion of the Restated Notes held by it (in which case it shall specify, by dollar amount, the aggregate principal amount of Restated Notes with respect to which such consent shall be effective) and in the event of any such specification such holder shall be deemed to have executed such written consent only with respect to the portion of the Restated Notes so specified.


          (b) Solicitation of Noteholders.

                    (i) Solicitation. Each holder of the Restated Notes (irrespective of the amount of Restated Notes then owned by it) shall be provided by the Company with all material information provided by the Company to any other holder of Restated Notes with respect to any proposed waiver or amendment of any of the provisions hereof or the Restated Notes. Executed or true and correct copies of any amendment or waiver effected pursuant to the provisions of this Section 12.5 shall be delivered by the Company to each holder of outstanding Restated Notes forthwith following the date on which such amendment or waiver becomes effective.

                    (ii) Payment. The Company shall not, nor shall any Subsidiary or Affiliate, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Restated Notes as consideration for or as an inducement to the entering into by any holder of Restated Notes of any waiver or amendment of any of the provisions hereof or of the Restated Notes unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to the holders of all Restated Notes then outstanding.

                    (iii) Scope of Consent. Any amendment or waiver made pursuant to this Section 9.5 by a holder of Restated Notes that has transferred or has agreed to transfer its Restated Notes to the Company or any Subsidiary or Affiliate of the Company and has provided or has agreed to provide such amendment or waiver as a condition to such transfer shall be void and of no force and effect except solely as to such holder, and any amendments effected or waivers granted that would not have been or would not be so effected or granted but for such amendment or waiver (and the amendments or waivers of all other holders of Restated Notes that were acquired under the same or similar conditions) shall be void and of no force and effect, retroactive to the date such amendment or waiver initially took or takes effect, except solely as to such holder.

                    (iv) Binding Effect. Except as provided in Section 9.5(b)(iii), any amendment or waiver consented to as provided in this Section 9.5 shall apply equally to all holders of Restated Notes and shall be binding upon them and upon each future holder of any Restated Note and upon the Company whether or not such Restated Note shall have been marked to indicate such -amendment or waiver. No such amendment or waiver shall extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon.

     12.6 Expenses.

          (a) Transaction Expenses. The Company shall pay, at the closing of the transactions contemplated by this Agreement, all reasonable fees, expenses and costs incurred by the Noteholders relating hereto, including, without limitation, the initial setup fee and first year fee of the Collateral Agent and fees and disbursements of the Noteholders' special counsel. The Company shall also pay each additional statement for reasonable fees and expenses (promptly upon receipt thereof) of their special counsel rendered after such closing in connection with the Transaction Documents and the transactions contemplated thereby.

          (b) Amendments and Waivers. The Company shall pay when billed the reasonable costs and expenses (including reasonable attorneys' fees) incurred by the holders of the Restated Notes in connection with the consideration, negotiation, preparation or execution of any amendments, waivers, consents, standstill agreements and other similar agreements with respect to this Agreement or any other Transaction Document (whether or not any such amendments, waivers, consents, standstill agreements or other similar agreements are executed).

          (c) Restructuring and Workout, Inspections. At any time when the Company and the holders of Restated Notes are conducting restructuring or workout negotiations in respect hereof, or a Default or Event of Default exists, the Company shall pay when billed the reasonable costs and expenses (including reasonable attorneys' fees and the fees of professional advisors) incurred by the holders of the Restated Notes in connection with the assessment, analysis or enforcement of any rights or remedies that are or may be available to the holders of Restated Notes, including, without limitation, in connection with inspections made pursuant to Section 6.4; provided, however, that at all other times inspections will be at the expense of the inspecting holder of Restated Notes.

          (d) Collection. If the Company shall fail to pay when due any principal of, or Prepayment Compensation Amount or interest on, any Restated Note, the Company shall pay to each holder of Restated Notes, to the extent permitted by law, such amounts as shall be sufficient to cover the costs and expenses, including but not limited to reasonable attorneys' fees, incurred by such holder in collecting any sums due on such Restated Note.

     12.7 Waiver of Jury Trial; Consent to Jurisdiction; Etc.

     (a) Waiver of Jury Trial. THE PARTIES HERETO VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT ANY OF THEM MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY

LITIGATION ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT OR ANY OF THE DOCUMENTS, AGREEMENTS OR TRANSACTIONS CONTEMPLATED HEREBY.

     (b) Consent to Jurisdiction. ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, OR ANY OF THE DOCUMENTS, AGREEMENTS OR
TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACTION OR PROCEEDING TO EXECUTE OR OTHERWISE ENFORCE ANY JUDGMENT IN RESPECT OF ANY BREACH UNDER THIS AGREEMENT OR ANY DOCUMENT OR AGREEMENT CONTEMPLATED HEREBY MAY BE BROUGHT BY SUCH PARTY IN ANY FEDERAL DISTRICT COURT LOCATED IN NEW YORK CITY, NEW YORK, OR ANY NEW YORK STATE COURT LOCATED IN NEW YORK CITY, NEW YORK AS SUCH PARTY MAY IN ITS SOLE DISCRETION ELECT, AND BY THE EXECUTION AND DELIVERY OF THIS AGREEMENT, THE PARTIES HERETO IRREVOCABLY AND UNCONDITIONALLY SUBMIT TO THE NON-EXCLUSIVE IN PERSONAM JURISDICTION OF EACH SUCH COURT, AND EACH OF THE PARTIES HERETO IRREVOCABLY WAIVES AND AGREES NOT TO ASSERT IN ANY PROCEEDING BEFORE ANY TRIBUNAL, BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE, ANY CLAIM THAT IT IS NOT SUBJECT TO THE IN PERSONAM JURISDICTION OF ANY SUCH COURT. IN ADDITION, EACH OF THE PARTIES HERETO IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE IN ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY DOCUMENT, AGREEMENT OR TRANSACTION CONTEMPLATED HEREBY BROUGHT IN ANY SUCH COURT, AND HEREBY IRREVOCABLY WAIVES ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

     (c) Service of Process. EACH PARTY HERETO IRREVOCABLY AGREES THAT PROCESS PERSONALLY SERVED OR SERVED BY U.S. REGISTERED MAIL AT THE ADDRESSES PROVIDED HEREIN FOR NOTICES SHALL CONSTITUTE, TO THE EXTENT PERMITTED BY LAW, ADEQUATE SERVICE OF PROCESS IN ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY DOCUMENT, AGREEMENT OR TRANSACTION CONTEMPLATED HEREBY, OR ANY ACTION OR PROCEEDING TO EXECUTE OR OTHERWISE ENFORCE ANY JUDGMENT IN RESPECT OF ANY BREACH HEREUNDER OR UNDER ANY DOCUMENT OR AGREEMENT CONTEMPLATED HEREBY. RECEIPT OF PROCESS SO SERVED SHALL BE CONCLUSIVELY PRESUMED AS EVIDENCED BY A DELIVERY RECEIPT FURNISHED BY THE UNITED STATES POSTAL SERVICE OR ANY COMMERCIAL DELIVERY SERVICE.

     (d) Other Forums. NOTHING HEREIN SHALL IN ANY WAY BE DEEMED TO LIMIT THE ABILITY OF ANY HOLDER OF RESTATED NOTES TO SERVE ANY WRITS, PROCESS OR SUMMONSES

IN ANY MANNER PERMITTED BY APPLICABLE LAW OR TO OBTAIN JURISDICTION OVER THE COMPANY IN SUCH OTHER JURISDICTION, AND IN SUCH OTHER MANNER, AS MAY BE PERMITTED BY APPLICABLE LAW.

     12.8 Execution in Counterpart.

     This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party hereto, and each set of counterparts that, collectively, show execution by each party hereto shall constitute one duplicate original.



      [Remainder of page intentionally blank. Next page is signature page]

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed and delivered by one of its duly authorized officers or representatives.

                            DIXON TICONDEROGA COMPANY


                                    By:    /s/ Richard A. Asta
                                         -------------------------------
                                    Name:  Richard A. Asta
                                    Title: Treasurer


                                    THE EQUITABLE LIFE ASSURANCE
                                    SOCIETY OF THE UNITED STATES


                                    By:    /s/ James Pendergast
                                         -------------------------------
                                    Name:  James Pendergast



                                    JOHN HANCOCK LIFE INSURANCE
                                    COMPANY


                                    By:    /s/ Gary Pelletier
                                          -------------------------------
                                    Name:  Gary Pelletier


                                    SIGNATURE 1A (CAYMAN), LTD.
                                    By: John Hancock Life Insurance Company,
                                        as Portfolio Advisor


                                    By:    /s/ Gary Pelletier
                                          -------------------------------
                                    Name:  Gary Pelletier