Form 10-Q
period 2003-03-31
DIXON TICONDEROGA CO
filed 2003-05-13
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                               ------------------


        Internal Revenue Service -- Employer Identification No. 23-0973760

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on March 31, 2003, was 3,192,832.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

       PART  I.  FINANCIAL INFORMATION

       Item 1.   Financial Information

                 Consolidated Balance Sheets --
                 March 31, 2003 and September 30, 2002                         3

                 Consolidated Statements of Operations -- For The
                 Three and Six Months Ended March 31, 2003 and 2002            4

                 Consolidated Statements of Comprehensive Income
                 (Loss) -- For The Three and Six Months Ended March            5
                 31, 2003 and 2002

                 Consolidated Statements of Cash Flows -- For The
                 Six Months Ended March 31, 2003 and 2002                      6

                 Notes to Consolidated Financial Statements                 7-10

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             11-14

       Item 3.   Quantitative and Qualitative  Disclosures About Market       15
                 Risk

       PART II.  OTHER INFORMATION

       Item 4.   Submission of Matters to a Vote of Security Holders          16

       Item 6.   Exhibits and Reports on Form 8-K                          16-18

                 Signatures                                                   19

                 Certifications                                            20-23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                             March 31, 2003        September 30,
                                              (Unaudited)              2002
                                            ---------------      ---------------
    ASSETS
    ------
CURRENT ASSETS:
  Cash and cash equivalents                  $     528,186        $   2,589,493
  Receivables,   less   allowance  for
   doubtful  accounts of $1,360,643 at
   March 31, 2003 $1,381,780 at
   September 30, 2002                           27,015,766           29,179,803
  Inventories                                   32,425,247           28,761,337
  Other current assets                           3,009,970            3,914,817
                                            ---------------      ---------------
   Total current assets                         62,979,169           64,445,450
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                            10,909,779           10,881,021
  Machinery and equipment                       13,988,566           16,948,612
  Furniture and fixtures                         1,530,263            1,607,449
                                            ---------------      ---------------
                                                26,428,608           29,437,082
  Less accumulated depreciation                (17,073,773)         (19,641,894)
                                            ---------------      ---------------
                                                 9,354,835            9,795,188
                                            ---------------      ---------------
OTHER ASSETS                                     7,775,227            7,872,957
                                            ---------------      ---------------
                                             $  80,109,231        $  82,113,595
                                            ===============      ===============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Notes payable                              $   9,262,046        $   7,463,458
  Current maturities of long-term debt          18,235,597           12,341,735
  Accounts payable                               8,786,906            8,819,499
  Accrued liabilities                            5,318,792           12,485,494
                                            ---------------      ---------------
   Total current liabilities                    41,603,341           41,110,186
                                            ---------------      ---------------

LONG-TERM DEBT                                  14,926,228           16,383,106
                                            ---------------      ---------------

DEFERRED INCOME TAXES AND OTHER                  1,486,046            1,183,467
                                            ---------------      ---------------

MINORITY INTEREST                                  563,520              583,841
                                            ---------------      ---------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized
   100,000 shares, none issued                         --                   --
  Common stock, par $1, authorized 8,000,000
   shares; issued 3,710,309 shares in
   2003 and 2002                                 3,710,309            3,710,309
  Capital in excess of par value                 3,593,826            3,593,826
  Retained earnings                             24,068,906           25,107,752
  Accumulated other comprehensive loss          (5,924,315)          (5,640,262)
                                            ---------------      ---------------
                                                25,448,726           26,771,625
Less shareholder loans                            (557,721)            (557,721)
Less - treasury stock, at cost
  (517,477 shares)                              (3,360,909)          (3,360,909)
                                            ---------------      ---------------
                                                21,530,096           22,852,995
                                            ---------------      ---------------
                                             $  80,109,231        $  82,113,595
                                            ===============      ===============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
           ----------------------------------------------------------

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                        2003           2002          2003           2002
                                        ----           ----          ----           ----
REVENUES                             $18,892,890    $17,928,217   $34,762,680    $35,424,425
                                     ------------   ------------  ------------   ------------
COST AND EXPENSES:
  Cost of goods sold                  11,047,589     11,813,650    21,504,845     23,122,657
  Selling and administrative expenses  6,753,058      5,919,676    12,481,294     12,533,123
  Provision for restructuring and
   related costs                         229,138        150,951       303,688        325,801
  Debt refinancing costs                     --             --        624,662            --
                                     ------------   ------------  ------------   ------------
                                      18,029,785     17,884,277    34,914,489     35,981,581
                                     ------------   ------------  ------------   ------------
OPERATING INCOME (LOSS)                  863,105         43,940      (151,809)      (557,156)
OTHER INCOME                                 --             --        440,820        252,676
INTEREST EXPENSE                        (857,847)      (931,675)   (1,662,074)    (1,806,176)
                                     ------------   ------------  ------------   ------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAX
  BENEFIT AND MINORITY INTEREST            5,258       (887,735)   (1,373,063)    (2,110,656)
INCOME TAX BENEFIT                      (155,983)      (247,053)     (592,536)      (700,967)
MINORITY INTEREST                         16,119         15,414         6,881         21,018
                                     ------------   ------------  ------------   ------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                             145,122       (656,096)     (787,408)    (1,430,707)
DISCONTINUED OPERATIONS, NET OF
  INCOME TAXES                          (251,438)       130,806      (251,438)       130,806
                                     ------------   ------------  ------------   ------------
NET LOSS                             $  (106,316)   $  (525,290)  $(1,038,846)   $(1,299,901)
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON SHARE
  (BASIC):
  Continuing operations              $      0.05    $     (0.21)  $     (0.25)   $     (0.45)
  Discontinued operations                  (0.08)          0.04         (0.08)          0.04
                                     ------------   ------------  ------------   ------------
  Net income (loss)                  $     (0.03)   $     (0.17)  $     (0.33)   $     (0.41)
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON SHARE
  (DILUTED):
  Continuing operations              $      0.05    $     (0.21)  $     (0.25)   $     (0.45)
  Discontinued operations                  (0.08)          0.04         (0.08)          0.04
                                     ------------   ------------  ------------   ------------
  Net income (loss)                  $     (0.03)   $     (0.17)  $     (0.33)   $     (0.41)
                                     ============   ============  ============   ============

Shares Outstanding:
  Basic                                3,192,832      3,177,462     3,192,832      3,177,462
                                     ============   ============  ============   ============
  Diluted                              3,192,832      3,177,462     3,192,832      3,177,462
                                     ============   ============  ============   ============




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
       ------------------------------------------------------------------
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
           ----------------------------------------------------------

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            MARCH 31,                   MARCH 31,
                                    -------------------------   ---------------------------
                                      2003           2002           2003           2002
                                    -----------   -----------   -------------  ------------
NET LOSS                            $ (106,316)   $ (525,290)   $ (1,038,846)  $ (1,299,901)

OTHER COMPREHENSIVE INCOME (LOSS):

Current   period   adjustment  to
  recognize  fair  value  of cash
  flow hedges                           23,390        79,706          37,647        150,969

Foreign   currency    translation
  adjustments                          146,804       244,333        (321,700)       902,511
                                    -----------   -----------   -------------  ------------

COMPREHENSIVE INCOME (LOSS)         $   63,878    $ (201,251)   $ (1,322,899)  $   (246,421)
                                    ===========   ===========   =============  ============
























           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------
               FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
               ------------------------------------------------

                                                        2003              2002
                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                  $   (787,408)     $(1,430,707)
Net income (loss) from discontinued operations           (251,438)         130,806
Adjustment to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                         1,197,665        1,136,844
  Deferred taxes                                          497,432           60,987
  Provision for doubtful accounts receivable              236,856          109,935
  Gain on sale of assets                                      --          (208,290)
  Gain attributable to foreign currency exchange          (45,675)          (3,595)
  Income attributable to minority interest                  6,881           21,018
  Changes in assets and liabilities:
   Receivables, net                                     1,667,022        2,542,287
   Inventories                                         (3,866,556)         476,966
   Other current assets                                 1,089,308          (77,469)
   Accounts payable and accrued liabilities            (7,081,707)      (3,641,961)
   Other assets                                            82,466         (715,993)
                                                   ----------------  ---------------
Net cash used in operations                            (7,255,154)      (1,599,202)
                                                   ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net                    (746,501)        (779,936)
Proceeds on sale of assets                                                 208,290
                                                         --
                                                   ----------------  ---------------
Net cash used in investing activities                    (746,501)        (571,646)
                                                   ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable                         2,166,530        2,049,647
Net proceeds from (principal reductions of)
  long-term debt                                        4,436,984          (85,713)
Debt refinancing costs                                   (549,193)             --
Other non-current liabilities                             (99,745)         (16,194)
                                                   ----------------  ---------------
Net cash provided by financing activities               5,954,576        1,947,740
                                                   ----------------  ---------------
Effect of exchange rate changes on cash                   (14,228)         (17,517)
                                                   ----------------  ---------------
Net decrease in cash and cash equivalents              (2,061,307)        (240,625)

Cash and cash equivalents, beginning of period          2,589,493          844,299
                                                   ----------------  ---------------
Cash and cash equivalents, end of period             $    528,186      $   603,674
                                                   ================  ===============
Supplemental Disclosures:
  Cash paid during the period:
   Interest                                          $  3,326,285      $ 2,185,008
   Income taxes                                           548,014          789,104




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   BASIS OF PRESENTATION:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of March 31, 2003, and the results of their operations and cash flows for the three and six months ended March 31, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

     In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-02, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Product", which codified and reconciled the Task Force's consensuses in EITF 00-14, "Accounting for Certain Sales
     Incentives",  EITF 00-22,  "Accounting  for Points and  Certain  Other Time
     Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and ETF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs inured for certain sales incentive programs to resellers and end consumers. The adoption of EITF No. 01-09 had no impact on results of operations. The Consolidated Statement of Operations for the three and six months ended March 31, 2002 has been reclassified to reflect certain sales incentives as reductions of gross revenue that were previously classified as selling expenses.

     Certain other prior year amounts have been reclassified to conform with the current year classifications.

2.   INVENTORIES:

     Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 2003 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                                 March 31,      September 30,
                                                   2003             2002
                                                ----------     --------------
            Raw materials                        $ 10,742         $ 11,014
            Work in process                         3,281            2,718
            Finished goods                         18,402           15,029
                                                ----------     --------------
                                                 $ 32,425         $ 28,761
                                                ==========     ==============

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

     In  November  2002,  the FASB  issued  FASB  Interpretation  No.  (FIN) 45,
     Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The Company has no guarantees of others which require recognition or disclosure at this time.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending FASB Statement No. 123, "Accounting for Stock-based Compensation." This statement provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the statement amends the disclosure requirements of FASB Statement No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Statement No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002, and are included herein as Note 8.

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

     In the period ended March 31, 2003, the Company incurred approximately $304,000 in additional restructuring costs associated with the consolidation of certain manufacturing operations. The restructuring and impairment related charges (principally severances, other employee costs and contractual obligations) and utilization since September 30, 2002 are summarized below (in thousands):


                                      Employee severance
                                      and related costs      Other      Total
                                      ------------------    --------   --------
    Reserve balances at
      September 30, 2002                    $ 1,110          $ 45      $ 1,155

    Period ended March 31, 2003
      restructuring and related charges         --            304          304

    Payments in quarter
      ended March 31, 2003                     (791)         (307)      (1,098)
                                      ------------------    --------   --------
    Reserve balances at
      March 31, 2003                        $   319          $ 42       $  361
                                      ==================    ========   ========

5.   DEBT FINANCING COSTS:

     In connection with the completion of its debt restructuring on October 3, 2002, the Company expensed approximately $625,000 of deferred financing costs associated with its previous senior debt with a consortium of lenders (which was repaid) and its previous subordinated debt agreements (which were substantially modified).

6.   LINE OF BUSINESS REPORTING:

     Due to the Company's plan to exit the Industrial Group (Note 7), the Company's continuing operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three and six-month periods ended March 31, 2003 and 2002 (in thousands).


                                 Three Months               Six Months
                          -------------------------- -------------------------
                                        Operating                   Operating
                            Revenues   Profit (Loss)  Revenues    Profit (Loss)
                          ------------ ------------- ------------ -------------
       2003:
          United States    $ 10,026     $  (560)      $ 19,505      $ (1,619)
          Canada              1,543          (4)         3,283           158
          Mexico              6,940       1,129         11,284         1,040
          United Kingdom        307          16            593            22
          China                  77         282             98           247
                          ------------ ------------- ------------  ------------
                           $ 18,893     $   863       $ 34,763      $   (152)
                          ============ ============= ============ =============
       2002:
          United States    $  8,946     $  (898)      $ 19,613      $ (1,710)
          Canada              1,674          87          3,496           211
          Mexico              7,076         806         11,833           871
          United Kingdom        227          (3)           459            (8)
          China                   5          52             23            79
                          ------------ ------------- ------------ -------------
                           $ 17,928     $    44       $ 35,424      $   (557)
                          ============ ============= ============ =============

     The United States operating loss in each period includes unallocated corporate expenses and debt refinancing costs in the 2003 six-month period.

7.   DISCONTINUED OPERATIONS:

     In September 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. In December 2002, the Company entered into an agreement to sell this division to local management. The transaction is expected to close in the third quarter of fiscal 2003. Provision has been made for the expected operating losses of the Industrial Group through the expected disposal date, including additional provisions in the period ended March 31, 2003 discussed below.

     Income (loss) from discontinued operations in the accompanying financial statements are as follows (in thousands):

                                       Three Months Ended      Six Months Ended
                                           March 31,              March 31,
                                    ---------------------  ---------------------
                                      2003        2002       2003        2002
                                    ---------  ----------  ---------  ----------
Income from discontinued
  operations before income taxes     $  (371)   $  208      $  (371)   $  208
Income taxes (benefit)                  (120)       77         (120)       77
                                    ---------  ----------  ---------  ----------
Income (loss) from discontinued
  operations                         $  (251)   $  131      $  (251)   $  131
                                    =========  ==========  =========  ==========

Earnings (loss) per share (basic)    $ (0.08)   $ 0.04      $ (0.08)   $ 0.04
                                    =========  ==========  =========  ==========

Earnings (loss) per share (diluted)  $ (0.08)   $ 0.04      $ (0.08)   $ 0.04
                                    =========  ==========  =========  ==========

     The Company recognized losses in excess of amounts previously provided for discontinued operations due to higher than expected energy costs during the three months ended March 31, 2003. The Company recorded a pre-tax gain of $208 on the sale of idle real estate in the three-month period ended March 31, 2002.

     Assets and liabilities relating to discontinued operations and included in the accompanying consolidated balance sheets are as follows (in thousands):

                                               March 31,    September 30,
                                                 2003           2002
                                              ------------  --------------
      Current assets                             $ 4,106       $ 3,905
      Property, plant and equipment, net             344           386
      Current liabilities                         (1,607)       (1,254)
      Long-term liabilities and other, net          (713)         (813)
                                              ------------  --------------
      Net assets of discontinued operations      $ 2,130       $ 2,224
                                              ============  ==============


8.   STOCK OPTIONS - PRO FORMA DISCLOSURES:

     The Company has adopted the disclosure-only provisions of FASB Statements No. 123 and No. 148, and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net loss and loss per share would have been as follows if the fair value estimates were used to record compensation expense:

                                         Three Months Ended            Six Months Ended
                                             March 31,                    March 31,
                                        2003          2002           2003           2002
                                       -----------  -----------  -------------  -------------

  Net loss reported                     $(106,316)   $(525,290)   $(1,038,846)   $(1,299,901)
  Estimated stock compensation expense     22,747       25,608         45,494         51,215
                                       -----------  -----------  -------------  -------------
  Pro forma net loss                    $(129,063)   $(550,898)   $(1,084,340)   $(1,351,116)
                                       ===========  ===========  =============  =============
  Loss per share:
      Basic                             $    (.04)   $    (.17)   $      (.34)   $      (.43)
                                       ===========  ===========  =============  =============
      Diluted                           $    (.04)   $    (.17)   $      (.34)   $      (.43)
                                       ===========  ===========  =============  =============

Item 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

     REVENUES for the quarter ended March 31, 2003 increased $965,000 from the same period last year. The changes are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer         $ 1,080         12        14      (2)
         Foreign Consumer         (115)        (1)       (5)      4

     U.S. Consumer revenue increased as anticipated due to delayed purchasing by large educational wholesalers seeking to reduce inventory levels at the end of the calendar year. Foreign revenue decreased slightly in Canada and Mexico with small increases in China and the U.K.
     Revenues for the six months ended March 31, 2003 decreased $662,000 from the same period last year. The changes are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer          $ (108)        (1)        1      (2)
         Foreign Consumer         (554)        (4)       (7)      3

     Foreign Consumer revenue decreased due principally to lower volume reflecting deferred shipments in the mass retail channel. Price increases and a favorable mix of products sold more than offset a 15% devaluation of the Mexican peso as compared to the U.S. dollar (which had an effect in excess of $1 million).
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August of 1998. In the short term after such devaluations, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales to the U.S. denominated in U.S. dollars.
     OPERATING INCOME increased $819,000 from the prior year quarter. Restructuring costs increased $78,000 during the quarter, consisting primarily of facility and freight costs related to manufacturing consolidation activities. U.S. operating income increased $338,000 on higher revenue and increased margins due to the favorable impact of consolidation and cost reduction efforts, partially offset by increased freight costs. Foreign operating income increased $481,000 due in part to higher margins from favorable pricing and product mix as well as manufacturing efficiencies and lower wood costs associated with the China operation. These factors contributed to a decrease in overall cost of goods sold (58.5% of revenues as compared to 65.9% of revenues in the prior year quarter). However, consolidated selling and administrative expenses increased during the period (35.7% of revenues compared with 33.0% of revenues in the prior year period). The increase is attributable to the aforementioned increase in freight costs, as well as higher Mexico salaries and benefits.
     Operating loss in the six months ended March 31, 2003 decreased $405,000 from the same period last year despite $625,000 in debt refinancing costs expensed this year. U.S. Consumer operating income improved $716,000 (excluding debt refinancing costs). Lower manufacturing costs due to the ongoing consolidation and cost reduction efforts contributed to this improvement. Foreign Consumer operating income increased $320,000 on favorable pricing and product mix in Mexico. These factors led to lower overall cost of goods sold in the period (61.9% of revenues as compared with 65.3% of revenues in the prior year period).

     OTHER INCOME represents import duty rebates received in each period presented. Similar receipts in the future are subject to Federal legislation and the activities of various foreign pencil manufacturers.
     INTEREST EXPENSE decreased $74,000 and $144,000 in the three and six months ended March 31, 2003, respectively, due to decreased average borrowings.
     INCOME TAX benefit decreased $91,000 and $108,000 in the three and six months ended March 31, 2003, respectively. The changes in before tax profit and lower foreign tax rates (including temporary relief from taxation in China) contributed to these changes.
     MINORITY INTEREST represents approximately 3% of the net results from operations of the Company's Mexico subsidiary.
     DISCONTINUED OPERATIONS decreased $382,000 in the three and six months ended March 31, 2003 as a result of additional provisions for higher than anticipated energy costs for the Company's refractories business in the three and six months ended March 31, 2003, compared to a gain on the sale of idle real estate in the prior three and six month periods.

CURRENT ECONOMIC ENVIRONMENT AND EVENTS
---------------------------------------

     Although not directly impacted by recent events in the U.S. and abroad, management believes that softening economic conditions have recently affected and could continue to affect the retail mass or other markets served by the Company's Consumer Group and thus could lead to reduced overall revenues. In addition, certain expenses that have risen recently (such as insurance and energy costs) could continue to trend significantly higher in the coming years due to recent events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flows used in operating activities increased $5.7 million in the six months ended March 31, 2003. Cash flows used in operations, attributable to inventories, increased $4.3 million over the prior year period. Safety stocks manufactured as a result of the Company's continuing consolidation activities and increased purchases to build up Mexico inventories in anticipation of higher back-to-school orders contributed to this increase. In addition, significantly higher cash flows were used to extinguish certain liabilities (including deferred accrued interest and restructuring accruals in connection with the aforementioned manufacturing plant consolidations).
     The Company's fiscal 2003 investing activities included approximately $747,000 in net purchases of property and equipment, compared to $780,000 in the prior year period. Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
     On October 3, 2002, the Company completed a financing agreement with a new senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Foothill Capital Corporation has provided a three-year $28 million senior debt facility which replaces the Company's previous senior debt with a consortium of lenders. The new senior debt arrangement provides approximately $5 million in increased working capital liquidity for operations and to make certain subordinated debt payments.
     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate, plus 0.75%, or the prevailing LIBOR rate, plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its variable rate debt at 8.98% through August 2005.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of March 31, 2003, the Company had approximately $11 million of unused lines of credit available.
     On October 3, 2002, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company is only required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the new senior debt facility and expects to make additional excess payments to its subordinated lenders over the next three years. Additional payments of $500,000 were made prior to December 31, 2002. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $7.5 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal, in addition to warrants for 300,000 common shares with an exercise price of $7.24 per share (expiring in September 2003) now held by them. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the subordinated notes had been 13.5% through June 30, 2002 [12% payable in cash and 1.5% payable-in-kind
(PIK)] plus an additional 2% on past due amounts. At closing, the interest rate on the notes was changed to 12.5% (without PIK) through maturity in October 2005. The new subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the new senior debt agreements.
     In addition, the Company's Mexico subsidiary presently has approximately $14 million in bank lines of credit ($5 million unused), expiring at various dates from May 2003 through November 2004, which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexico government securities. The Company is awaiting approval on additional Mexico lines of credit and is presently reviewing other debt proposals for this subsidiary. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company believes that amounts available from its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through 2005. The Company's Mexico subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring lines of credit.
     The Company has retained Wachovia Securities (formerly First Union Securities) to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.
     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.
     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The Company has no guarantees of others that require disclosure at this time.
     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending FASB Statement No. 123, "Accounting for Stock-based Compensation." This statement provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the statement amends the disclosure requirements of FASB Statement No. 123 so that entities will have to
(1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Statement No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002, and are included in Note 8 to Consolidated Financial Statements.

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

Item 3.
-------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 40% of the Company's fiscal 2002 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of March 31, 2003, approximately 60% of total short and long-term debt is fixed, at rates between 8% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $100,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

(a) The Annual Meeting of Shareholders of Dixon Ticonderoga Company was held on March 7, 2003.

(b) The following members of the Board of Directors were elected to serve until the 2004 Annual Meeting or until their successors are elected and qualified:

                                          For         Against     Abstained
      Ben Berzin, Jr.                   2,688,175       94,818       18,043
      Kent Kramer                       2,782,993            0       18,043
      Diego Cespedes Creixell           2,776,183            0       24,853

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

            (10) k. Fourth Modification of Amended and Restated Revolving Credit Loan and Security Agreement. 8

            (10) l. Second Modification of Amended and Restated Term Loan Agreement. 8

            (10) m.  Amendment No. 2 to Note and Warrant Purchase Agreement. 8

            (10) n. Loan and Security Agreement by and among Dixon Ticonderoga Company and its Subsidiaries and Foothill Capital Corporation. 10

            (10) o. Dixon Ticonderoga Company Amended and Restated Note and Warrant Purchase Agreement, 12.5% Senior Subordinated Notes, due October 3, 2005. 10

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

10 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002, file number 0-2655,filed in Washington, D.C.


(b)   Reports on Form 8-K:
      --------------------
      None.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             DIXON TICONDEROGA COMPANY



                             Dated:     May 13, 2003
                                        -------------------------------

                             By:        /s/  Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman of Board and
                                        Co-Chief Executive Officer


                             Dated:     May 13, 2003
                                        -------------------------------

                             By:        /s/  Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive Vice President of Finance
                                        Chief Financial Officer


                             Dated:     May 13, 2003
                                        -------------------------------

                             By:        /s/ John Adornetto
                                        -------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer

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

Date:  May 13, 2003

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

Date:  May 13, 2003

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

Date:  May 13, 2003

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

Date:  May 13, 2003

/s/  John Adornetto
--------------------------------
John Adornetto
Vice President and Corporate Controller
and Chief Accounting Officer

                                                                    Exhibit 99.1
                                                                    ------------

                            CERTIFICATION BY OFFICERS
                            -------------------------



     In connection with the Quarterly Report of Dixon Ticonderoga Company on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof the undersigned certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Quarterly Report fairly present, in all material respects, the financial condition and results of operations of the Company.

                            DIXON TICONDEROGA COMPANY


                             Dated:     May 13, 2003
                                        -------------------------------

                             By:        /s/ Gino N. Pala
                                        -------------------------------
                                        Gino N. Pala
                                        Chairman  of  Board,  Co-Chief
                                        Executive Officer and Director

                             Dated:     May 13, 2003
                                        -------------------------------

                             By:        /s/ Richard F. Joyce
                                        -------------------------------
                                        Richard F. Joyce
                                        Vice-Chairman     of    Board,
                                        Co-Chief   Executive  Officer,
                                        President and Director

                             Dated:     May 13, 2003
                                        -------------------------------

                             By:        /s/ Richard A. Asta
                                        -------------------------------
                                        Richard A. Asta
                                        Executive  Vice  President of Finance,
                                        Chief  Financial  Officer  and Director


                             Dated:     May 13, 2003
                                        ------------------------------------

                             By:        /s/ John Adornetto
                                        ------------------------------------
                                        John Adornetto
                                        Vice President/Corporate Controller and
                                        Chief Accounting Officer