Form 10-Q
period 2003-06-30
DIXON TICONDEROGA CO
filed 2003-08-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on June 30, 2003, was 3,202,149

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                       Page
                                                                       ----

PART  I. FINANCIAL INFORMATION

Item 1.  Financial Information

         Consolidated Balance Sheets --
         June 30, 2003 and September 30, 2002                           3

         Consolidated  Statements  of  Operations --
         For The Three and Nine Months Ended June 30,
         2003 and 2002                                                  4

         Consolidated Statements of Comprehensive Income (Loss) --
         For The Three and Nine Months Ended June 30, 2003 and 2002     5

         Consolidated  Statements  of Cash  Flows --
         For The Nine Months Ended June 30, 2003 and 2002               6

         Notes to Consolidated Financial Statements                    7-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                12-16

Item 3.  Quantitative and Qualitative  Disclosures About Market Risk   17


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             18-20

         Signatures                                                    21

         Certifications                                               22-27

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.
-------
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                             June 30, 2003        September 30,
                                              (Unaudited)              2002
                                            ---------------      ---------------
    ASSETS
    ------

CURRENT ASSETS:
 Cash and cash equivalents                   $     629,943        $   2,589,493

 Receivables, less allowance for doubtful
  accounts of $1,428,467 at June 30, 2003
  and $1,381,780 at  September 30, 2002         38,038,415           29,179,803
 Inventories                                    33,400,859           28,761,337
 Other current assets                            4,542,822            3,914,817
                                            ---------------      ---------------
      Total current assets                      76,612,039           64,445,450
                                            ---------------      ---------------
PROPERTY, PLANT AND EQUIPMENT:
 Land and buildings                             11,004,432           10,881,021
 Machinery and equipment                        14,264,651           16,948,612
 Furniture and fixtures                          1,554,348            1,607,449
                                            ---------------      ---------------
                                                26,823,431           29,437,082
                                            ---------------      ---------------
   Less accumulated depreciation               (17,605,454)         (19,641,894)
                                            ---------------      ---------------
                                                 9,217,977            9,795,188
                                            ---------------      ---------------
OTHER ASSETS                                     6,242,309            7,872,957
                                            ---------------      ---------------
                                             $  92,072,325        $  82,113,595
                                            ===============      ===============
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
 Notes payable                               $  12,185,237        $   7,463,458
 Current maturities of long-term debt           20,744,254           12,341,735
 Accounts payable                               11,415,890            8,819,499
 Accrued liabilities                             7,002,054           12,485,494
                                            ---------------      ---------------
   Total current liabilities                    51,347,435           41,110,186
                                            ---------------      ---------------
LONG-TERM DEBT                                  14,572,330           16,383,106
                                            ---------------      ---------------
DEFERRED INCOME TAXES AND OTHER                  1,015,978            1,183,467
                                            ---------------      ---------------
MINORITY INTEREST                                  600,425              583,841
                                            ---------------      ---------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, par $1, authorized
  100,000 shares, none issued                         -                    -
 Common stock, par $1, authorized
  8,000,000 shares, issued 3,710,309
  shares in 2003 and 2002                        3,710,309            3,710,309
 Capital in excess of par value                  3,547,567            3,593,826
 Retained earnings                              25,859,464           25,107,752
 Accumulated other comprehensive loss           (4,723,067)          (5,640,262)
                                            ---------------      ---------------
                                                28,394,273           26,771,625
 Less shareholder loans                           (557,721)            (557,721)
 Less treasury stock, at cost (508,160
   shares at June 30, 2003 and 517,477
   shares at September 30, 2002)                (3,300,395)          (3,360,909)
                                            ---------------      ---------------
                                                24,536,157           22,852,995
                                            ---------------      ---------------
                                             $  92,072,325        $  82,113,595
                                            ===============      ===============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
           ----------------------------------------------------------


                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                        2003           2002          2003           2002
                                        ----           ----          ----           ----
REVENUES                             $ 26,940,174   $ 28,147,596  $ 61,702,854   $ 63,572,021
                                     ------------   ------------  ------------   ------------
COST AND EXPENSES:
 Cost of goods sold                    15,535,113     18,005,461    37,039,958     41,128,118
 Selling and administrative expenses    7,998,795      7,220,342    20,480,089     19,753,465
 Provision for restructuring and
  related costs                           183,178        146,811       486,866        472,612
 Debt refinancing costs                      --             --         624,662           --
                                     ------------   ------------  ------------   ------------
                                       23,717,086     25,372,614    58,631,575     61,354,195
                                     ------------   ------------  ------------   ------------
OPERATING INCOME                        3,223,088      2,774,982     3,071,279      2,217,826
OTHER INCOME, NET                         611,680           --       1,052,500        252,676
INTEREST EXPENSE                         (990,806)    (1,034,000)   (2,652,880)    (2,840,176)
                                     ------------   ------------  ------------   ------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAX
 (BENEFIT) AND MINORITY INTEREST        2,843,962      1,740,982     1,470,899       (369,674)
INCOME TAX (EXPENSE) BENEFIT             (971,733)      (359,493)     (379,197)       341,474
MINORITY INTEREST                         (21,948)       (23,530)      (28,829)       (44,548)
                                     ------------   ------------  ------------   ------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                             1,850,281      1,357,959     1,062,873        (72,748)
DISCONTINUED OPERATIONS, NET
 OF INCOME TAXES                          (59,723)          --        (311,161)       130,806
                                     ------------   ------------  ------------   ------------
NET INCOME                           $  1,790,558   $  1,357,959  $    751,712   $     58,058
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON
  SHARE (BASIC):
  Continuing operations              $       0.58   $       0.43  $       0.33   $      (0.02)
  Discontinued operations                    (.02)          --            (.09)          0.04
                                     ------------   ------------  ------------   ------------
  Net income                         $       0.56   $       0.43  $       0.24   $       0.02
                                     ============   ============  ============   ============

EARNINGS (LOSS) PER COMMON
  SHARE (DILUTED):
  Continuing operations              $       0.58   $       0.43  $       0.33   $      (0.02)
  Discontinued operations                    (.02)           --           (.09)          0.04
                                     ------------   ------------  ------------   ------------
  Net income                         $       0.56   $       0.43  $       0.24   $       0.02
                                     ============   ============  ============   ============

Shares Outstanding:
  Basic                                 3,199,043      3,187,709     3,194,902      3,180,878
                                     ============   ============  ============   ============
  Diluted                               3,199,043      3,187,709     3,194,902      3,180,878
                                     ============   ============  ============   ============




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
       ------------------------------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
           ----------------------------------------------------------

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                            JUNE 30,                     JUNE 30,
                                    -------------------------   ---------------------------
                                      2003           2002           2003           2002
                                    -----------   -----------   -------------  ------------
NET INCOME                          $1,790,558    $1,357,959    $    751,712   $    58,058


OTHER COMPREHENSIVE INCOME (LOSS):

Current   period   adjustment  to
 recognize  fair  value  of cash
 cash flow hedges                       14,673      (107,421)         52,320        43,548


Foreign  currency  translation
  adjustments                        1,186,575    (1,524,191)        864,875      (621,680)
                                    -----------   -----------   -------------  ------------
COMPREHENSIVE INCOME (LOSS)         $2,991,806    $ (273,653)   $  1,668,907   $  (520,074)
                                    ===========   ===========   =============  ============
























           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                ------------------------------------------------

                                                       2003            2002
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations       $  1,062,873    $    (72,748)
Net income (loss) from discontinued operations         (311,161)        130,806
Gain on receipt of securities from insurance
 company demutualizations                              (672,291)           --
Adjustment to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization                       1,815,576       1,878,150
  Deferred taxes                                         13,875            --
  Provision for doubtful accounts receivable            260,478         154,457
  Gain on sale of assets                                   --          (208,290)
  Gain attributable to foreign currency exchange        (67,721)        (37,828)
  Income attributable to minority interest               28,829          44,548
  Changes in assets and liabilities:
   Receivables                                       (8,552,684)    (10,040,052)
   Inventories                                       (4,428,977)      4,277,291
   Other current assets                                (290,523)       (241,273)
   Accounts payable and accrued liabilities          (2,989,951)       (935,900)
   Other assets                                       1,421,865        (606,141)
                                                   -------------   -------------
Net cash used in operations                         (12,709,812)     (5,656,980)
                                                   -------------   -------------
ASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net        (747,931)     (1,088,146)
Proceeds on sale of assets                                 --           208,290
Proceeds on sale of securities received
  from insurance company demutualizations               607,262            --
                                                   -------------   -------------
Net cash used in investing activities                  (140,669)       (879,856)
                                                   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable                       5,876,929       5,338,269
Net proceeds from long-term debt                      5,585,430       1,432,600
Deferred financing costs                               (549,193)       (586,198)
Sales of treasury stock                                  14,255          23,516
Other non-current liabilities                           (99,745)         40,736
                                                   -------------   -------------
Net cash provided by financing activities            10,827,676       6,248,923
                                                   -------------   -------------
Effect of exchange rate changes on cash                  63,255          19,907
                                                   -------------   -------------
Net decrease in cash and cash equivalents            (1,959,550)       (268,006)

Cash and cash equivalents, beginning of period        2,589,493         844,299
                                                   -------------   -------------
Cash and cash equivalents, end of period           $    629,943    $    576,293
                                                   -------------   -------------
Supplemental Disclosures:
  Cash paid during the period:
   Interest                                        $  4,279,085    $  2,459,790
   Income taxes                                         606,442       1,289,057



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   BASIS OF PRESENTATION:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary for the fair presentation of the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 2003, and the results of their operations and cash flows for the nine months ended June 30, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

     In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-02, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Product", which codified and reconciled the Task Force's consensuses in EITF 00-14, "Accounting for Certain Sales
     Incentives",  EITF 00-22,  "Accounting  for Points and  Certain  Other Time
     Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and ETF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs inured for certain sales incentive programs to resellers and end consumers. The adoption of EITF No. 01-09 had no impact on results of operations. The Consolidated Statement of Operations for the three and nine months ended June 30, 2002 has been reclassified to reflect certain sales incentives as reductions of gross revenue that were previously classified as selling expenses.

     Certain other prior year amounts have been reclassified to conform with the current year classifications.

2.   INVENTORIES:

     Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 2003 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                      June 30,    September 30,
                                        2003         2002
                                     ----------   -----------
      Raw materials                  $ 13,243      $ 11,014
      Work in process                   3,594         2,718
      Finished goods                   16,564        15,029
                                     ----------   -----------
                                     $  33,401     $ 28,761
                                     ==========   ===========

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

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending FASB Statement No. 123, "Accounting for Stock-based Compensation." This statement provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the statement amends the disclosure requirements of FASB Statement No. 123 so that entities will have to (1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Statement No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002, with earlier application permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002, and are included herein as Note 9.

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

     In the period ended June 30, 2003, the Company incurred approximately $487,000 in additional restructuring costs associated with the consolidation of certain manufacturing operations. The restructuring and related charges (principally severances, other employee costs and contractual obligations) and utilization since September 30, 2002 are summarized below (in thousands):

                                      Employee severance
                                      and related costs      Other       Total
                                      ------------------    --------   ---------
      Reserve balances at
       September 30, 2002                  $ 1,110          $   45     $ 1,155

      Period ended June 30, 2003
       restructuring and related charges       163             324         487

      Payments in period ended
       June 30, 2003                        (1,108)           (369)     (1,477)
                                      ------------------    --------   ---------
      Reserve balances
       at June 30, 2003                    $   165          $   --     $   165
                                      ==================    ========   =========

5.   DEBT FINANCING COSTS:

     In connection with the completion of its debt restructuring on October 3, 2002, the Company expensed approximately $625,000 of deferred financing costs associated with its previous senior debt with a consortium of lenders (which was repaid) and its previous subordinated debt agreements (which were substantially modified).

6.   OTHER INCOME:

     Other income, net in the period ended June 30, 2003, includes $672,000 of gains from the receipt of securities by the Company as a policyholder following the demutualization of certain insurance companies. Through June 30, 2003, the Company realized $542,000 in gains on the sale of such securities. In July 2003, the remaining $130,000 in securities were sold for cash in an amount approximating their carrying value at June 30, 2003. Additionally, the Company received $380,000 and $253,000 in import duty rebates in the 2003 and 2002 periods, respectively.

7.   LINE OF BUSINESS REPORTING:

     Due to the Company's sale of its remaining  Industrial Group division (Note
     8), the Company's continuing operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three and nine month periods ended June 30, 2003 and 2002 (in thousands).

                                 Three Months               Nine Months
                          -------------------------- -------------------------
                                        Operating                   Operating
                            Revenues   Profit (Loss)  Revenues    Profit (Loss)
                          ------------ ------------- ------------ -------------
       2003:
         United States     $   16,064   $      789    $   35,569   $     (830)
         Canada                 3,179          468         6,463          626
         Mexico                 7,291        1,734        18,575        2,774
         United Kingdom           366           42           958           64
         China                     40          190           138          437
                          ------------ ------------- ------------ -------------
                           $   26,940   $    3,223    $   61,703   $    3,071
                          ============ ============= ============ =============
       2002:
         United States     $   16,606   $      759    $   36,218   $     (950)
         Canada                 2,702          335         6,198          546
         Mexico                 8,542        1,612        20,376        2,482
         United Kingdom           297           18           761           10
         China                      1           51            19          130
                          ------------ ------------- ------------ -------------
                           $   28,148   $    2,775    $   63,572   $    2,218
                          ============ ============= ============ =============

     The  United  States   operating  profit  (loss)  in  each  period  includes
     unallocated corporate expenses and debt refinancing costs in the 2003 nine months period.

8.   DISCONTINUED OPERATIONS:

     In September 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. In December 2002, the Company entered into an agreement to sell this division to local management. The transaction closed effective July 31, 2003. At closing, the Company received consideration of $500,000 in the form of a seven-year amortizing note receivable and net cash proceeds of approximately $3 million, which were utilized to reduce its senior debt. The Company retained tax and certain other net liabilities of approximately $800,000. Provision has been made for the expected operating losses of the Industrial Group through the closing date, including additional provisions of $90,000 and $461,000 in the three month and nine month periods ended June 30, 2003, respectively, as depicted below.

     Income (loss) from discontinued operations in the accompanying financial statements are as follows (in thousands):

                                       Three Months Ended      Nine Months Ended
                                           March 31,              March 31,
                                    ---------------------  ---------------------
                                      2003        2002       2003        2002
                                    ---------  ----------  ---------  ----------
Income (loss) from discontinued
 operations before income taxes      $   (90)   $     --    $  (461)   $    208
Income taxes (benefit)                   (30)         --       (150)         77
                                    ---------  ----------  ---------  ----------
Income (loss) from discontinued
 operations                          $   (60)   $     --    $  (311)   $    131
                                    =========  ==========  =========  ==========

Earnings (loss) per  share (basic)   $ (0.02)   $     --    $ (0.09)   $   0.04
                                    =========  ==========  =========  ==========

Earnings (loss) pershare (diluted)   $ (0.02)   $     --    $ (0.09)   $   0.04
                                    =========  ==========  =========  ==========

     The Company recorded a pre-tax gain of $208 on the sale of idle real estate in the nine month period ended June 30, 2002.

     Assets and liabilities relating to discontinued operations and included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                June 30,    September 30,
                                                 2003           2002
                                              ------------  --------------

     Current assets                             $ 4,313        $ 3,905
     Property,  plant and equipment, net            317            386
     Current liabilities                         (1,430)        (1,254)
     Long-term liabilities and other, net          (545)          (813)
                                             ------------  --------------
     Net assets of discontinued operations      $ 2,655        $ 2,224
                                             ============  ==============

9.   STOCK OPTIONS - PRO FORMA DISCLOSURES:

     The Company has adopted the disclosure-only provisions of FASB Statements No. 123 and No. 148, and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net loss and loss per share would have been as follows if the fair value estimates were used to record compensation expense:

                                              Three Months Ended            Nine Months Ended
                                                   June 30,                     June 30,
                                             2003          2002           2003           2002
                                        -------------  -------------  -------------  ------------
    Net profit reported                  $ 1,790,558    $ 1,357,959    $   751,712    $   58,058
    Estimated stock compensation expense      22,747         25,608         68,241        76,823
                                        -------------  -------------  -------------  ------------
    Pro forma net income (loss)          $ 1,767,811    $ 1,332,351    $   683,471    $  (18,765)
                                        =============  =============  =============  ============
    Income (loss) per share:

        Basic                            $       .55    $       .42    $       .21    $     (.01)
                                        =============  =============  =============  ============
        Diluted                          $       .55    $       .42    $       .21    $     (.01)
                                        =============  =============  =============  ============

Item 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

     REVENUES for the quarter ended June 30, 2003, decreased $1,208,000 from the same quarter last year. The changes are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer         $ (542)        (3)       1         (4)
         Foreign Consumer        (666)        (7)      (15)        8

     U.S. Consumer revenue volume increases in the retail market were offset by unfavorable mix and continued competitive pricing pressures in all markets. Foreign Consumer revenues were lower, reflecting a decrease in Mexico of $1,251,000. A major cause of this was the devaluation of the Mexican peso (approximately $790,000). Price increases in Mexico partially offset volume declines, caused by lower demand in the mass market resulting in a further net decrease of $460,000. These decreases were partially offset by an increase in the value of the Canadian dollar of $330,000 and volume increases in Canada and the U.K. We expect to experience continued competitive pricing pressures, particularly in the U.S. markets, making it difficult for the Company to grow revenues significantly.
     Revenues for the nine months ended June 30, 2003, decreased $1,869,000 from the same period last year. The changes are as follows:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer         $ (649)        (2)       1         (3)
         Foreign Consumer      (1,220)        (8)     (13)         5


     U.S. Consumer revenue decreased slightly in all markets due to unfavorable mix and price decreases. Foreign Consumer revenue includes a decrease of $1,801,000 in Mexico where the Mexican peso devaluation resulted in decrease of $2,360,000. Price increases in Mexico offset volume declines resulting in a net increase of $559,000. Mexico decreases were partially offset by increases in the value of the Canadian dollar of $430,000 and volume increases in the U.K.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales denominated in U.S. dollars.
     OPERATING INCOME in the quarter ended June 30, 2003 increased $448,000 over the same quarter last year. Foreign Consumer increased $418,000. Manufacturing efficiencies in Mexico, due to increased production for U.S. distribution, were partially offset by the revenue factors discussed above. Canadian operating profit increased due to the strengthening Canadian dollar and the China operation improved from increased manufacturing efficiencies. U.S. Consumer operating profits remained flat with improved gross profit margins from restructuring efforts partially offset by the effects of its lower revenues. Higher workers' compensation insurance rates, professional fees and bank charges reflected in selling and administrative expenses also decreased operating profits. The above mentioned U.S. and foreign manufacturing savings resulted in an overall decrease in consolidated cost of goods sold (57.7% of revenues as compared to 64.0% of revenues in the prior year quarter.) The increases in other U.S. costs discussed above principally contributed to an increase in consolidated selling and administrative costs (29.7% of revenues as compared to 25.7% of revenues in the prior year quarter).
     Operating income for the nine months ended June 30, 2003 increased $853,000 over the prior year. U.S. operating income improved $121,000 despite a $625,000 charge for debt restructuring costs and higher bank charges and legal and professional costs. These factors were offset by manufacturing efficiencies and cost savings from the Company's consolidation strategy. Foreign operating income increased $732,000. Increased gross profit margins in Mexico were partially offset by higher administrative personnel costs. These costs and the aforementioned U.S. administrative cost increases contributed to higher overall consolidated selling and administrative expenses (33.2% of revenues as compared to 31.1% in the prior year). The China subsidiary had significantly higher profits from plant efficiencies due to increased production. The U.S. and foreign manufacturing efficiencies and consolidation efforts contributed to a decrease in consolidated cost of sales (60.0% of revenues as compared to 64.7% in the prior year).
     OTHER INCOME increased $612,000 over the prior year quarter due to gains from securities received by the Company as a policyholder following the demutualization of certain insurance companies. Other income increased $800,000 over the nine months ended June 30, 2002, due to the gains from the receipt of securities from insurance company demutualizations and larger import duty rebates received in the 2003 period.
     INTEREST EXPENSE decreased $43,000 and $187,000 in the quarter and nine months ended June 30, 2003, respectively (net of interest allocated to discontinued operations, as discussed in Note 7 to Consolidated Financial Statements). The decreases are primarily due to lower average borrowing rates during the current year periods.
     INCOME TAX increased $612,000 and $721,000 for the quarter and nine months ended June 30, 2003, respectively, due principally to higher pretax income, as well as a lower effective tax rate in Mexico due to an unanticipated refund of approximately $170,000 in the prior year period.
     MINORITY INTEREST represents approximately 3% of the results of operations of the Company's Mexico subsidiary.

CURRENT ECONOMIC ENVIRONMENT AND EVENTS
---------------------------------------

     Although not directly impacted by recent events in the U.S. and abroad (such as September 11, 2001 and the Mid-East crisis), softening economic conditions appeared to have an effect in certain U.S. markets and thus could lead to reduced overall annual revenues. In addition, certain expenses (such as insurance and financing costs) have increased and could be significantly higher in the coming years due to tightening in the various financial markets in light of these events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flows used in operating activities increased by approximately $7 million in the period ended June 30, 2003, due to higher inventories at the expanding Mexico facility. This inventory increase reflects safety stocks on items recently being manufactured in Mexico; higher wood supply following the expansion in China production; and increased stock levels in anticipation of large fourth quarter orders in Mexico. In addition, significantly higher cash flows were used to extinguish certain liabilities (including deferred accrued interest and restructuring accruals). These factors were partially offset by improved accounts receivable management and higher operating profits.
     The Company's fiscal 2003 investing activities included approximately $748,000 in net purchases of property and equipment, compared to $1.1 million in the prior year period. The 2003 expenditures were offset by approximately $737,000 in proceeds from the sale of securities (see Note 6 to Consolidated Financial Statements). Generally, all major capital projects are discretionary in nature and thus no material purchase commitments exist. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
     In October 2002, the Company completed a financing agreement with a new senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Foothill Capital Corporation has provided a three-year $28 million senior debt facility which replaces the Company's previous senior debt with a consortium of lenders. The new senior debt arrangement provides approximately $5 million in increased working capital liquidity for operations and to make certain subordinated debt payments.

     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate, plus 0.75%, or the prevailing LIBOR rate, plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its variable rate debt at 8.98% through August 2005.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of June 30, 2003, the Company had approximately $10 million of unused lines of credit available.
     In October 2002, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company is only required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the new senior debt facility and expects to make additional excess payments to its subordinated lenders over the next three years. Additional payments of approximately $1.6 million were made prior to June 30, 2003. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $7.5 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal, in addition to warrants for 300,000 common shares with an exercise price of $7.24 per share (expiring in September 2003) now held by them. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. Absent a refinancing of our subordinated debt, management does not expect to be able to make all of the additional excess payments due by 2005. Accordingly, Company shareholders may experience dilution as a result of the issuance of shares of common stock to the subordinated lenders. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the subordinated notes had been 13.5% through June 30, 2002 [12% payable in cash and 1.5% payable-in-kind
(PIK)] plus an additional 2% on past due amounts. At closing, the interest rate on the notes was changed to 12.5% (without PIK) through maturity in October 2005. The new subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the new senior debt agreements.
     In addition, the Company's Mexico subsidiary presently has approximately $14 million in bank lines of credit ($2 million unused), expiring at various dates from August 2003 through October 2004, which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexico government securities. The Company is awaiting approval on additional Mexico lines of credit and is presently reviewing other debt proposals for this subsidiary. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company believes that amounts available from its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through 2005. The Company's Mexico subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring lines of credit.

     The company has retained Wachovia Securities (formerly First Union Securities) to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.
     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.
     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this Interpretation are effective for all guarantees issued or modified after December 31, 2002. The Company has no guarantees of others that require disclosure at this time.
     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amending FASB Statement No. 123, "Accounting for Stock-based Compensation." This statement provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, the statement amends the disclosure requirements of FASB Statement No. 123 so that entities will have to
(1) make more-prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. Statement No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002; earlier application is permitted. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002, and are included in Note 9 to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations, including payments due under its subordinated debt; management's expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase revenues in its core businesses; and its expectations regarding the Company's ability to utilize certain tax benefits in the future. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the shareholders ownership will be diluted by the issuance of common stock to the Company's subordinated lenders; the Company's lenders will not continue to fund the Company in the future; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies; difficulties encountered with the consolidation and cost-reduction program; increased competition; decreases in revenues; U.S. and foreign economic factors; foreign currency exchange risk and interest rate fluctuation risk, among others.

Item 3.
-------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 40% of the Company's fiscal 2002 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of June 30, 2003, approximately 60% of total short and long-term debt is fixed, at rates between 8% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $100,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

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

            (3)(i)   Restated Certificate of Incorporation. 2

            (3)(ii)  Amended and Restated Bylaws. 1

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

            (10) l. Second Modification of Amended and Restated Term Loan Agreement. 8

            (10) m.  Amendment No. 2 to Note and Warrant Purchase Agreement. 8

            (10) n.  Loan and Security  Agreement by and among Dixon Ticonderoga
                     Company  and  its   Subsidiaries   and   Foothill   Capital
                     Corporation. 10

            (10) o.  Dixon  Ticonderoga  Company  Amended and Restated  Note and
                     Warrant  Purchase  Agreement,   12.5%  Senior  Subordinated
                     Notes, due October 3, 2005. 10

            (21)     Subsidiaries of the Company 9

            (31.1) Chairman of the Board and Co-Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2) Vice Chairman of the Board and Co-Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.3) Executive Vice President of Finance and Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (32.1) Chairman of the Board and Co-Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (32.2) Vice Chairman of the Board and Co-Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (32.3) Executive Vice President of Finance and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

8Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2000, file number 0-2655, filed in Washington, D.C.

9Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, file number 0-2655, filed in Washington, D.C.

10Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002, file number 0-2655, filed in Washington, D.C.

(b)   Reports on Form 8-K:
      --------------------

      On May 14, 2003, the Company filed a Form 8-K which included as an exhibit its press release, dated May 12, 2003 regarding its second fiscal quarter results.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DIXON TICONDEROGA COMPANY


Date:  August 14, 2003     By:    /s/ GINO N. PALA
       ---------------            -----------------
                                  Gino N. Pala
                                  Chairman of Board, Co-Chief
                                  Executive Officer and Director


Date:  August 14, 2003     By:    /s/ RICHARD A. ASTA
       ---------------            -----------------------
                                  Richard A. Asta
                                  Executive Vice President of Finance,
                                  Chief Financial Officer and Director


Date:  August 14, 2003     By:    /s/ JOHN ADORNETTO
       ---------------            -----------------------
                                  John Adornetto
                                  Vice President, Corporate Controller and
                                  Chief Accounting Officer

                                                                    Exhibit 31.1
                                                                    ------------

              CHAIRMAN OF THE BOARD AND CO-CHIEF EXECUTIVE OFFICER
              ----------------------------------------------------
          CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13A-14 AS ADOPTED
          -------------------------------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------

     I, Gino N. Pala, Chairman of the Board and Co-Chief Executive Officer of Dixon Ticonderoga Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dixon Ticonderoga Company for the quarter ended June 30, 2003;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003     By:    /s/ GINO N. PALA
       ---------------            ----------------
                                  Gino N. Pala
                                  Chairman of Board, Co-Chief Executive Officer
                                  and Director

                                                                    Exhibit 31.2
                                                                    ------------

              VICE CHAIRMAN OF BOARD AND CO-CHIEF EXECUTIVE OFFICER
              -----------------------------------------------------
          CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13A-14 AS ADOPTED
          -------------------------------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------

     I, Richard F. Joyce, Vice Chairman of Board, Co-Chief Executive Officer, President and Director of Dixon Ticonderoga Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dixon Ticonderoga Company for the quarter ended June 30, 2003;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003     By:    /s/ RICHARD F. JOYCE
       ---------------            --------------------
                                  Richard F. Joyce
                                  Vice Chairman of Board, Co-Chief Executive
                                  Officer, President and Director

                                                                    Exhibit 31.3
                                                                    ------------

         EXECUTIVE VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER
         ---------------------------------------------------------------
          CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13A-14 AS ADOPTED
          -------------------------------------------------------------
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
            ---------------------------------------------------------

     I, Richard A. Asta, Executive Vice President of Finance, Chief Financial Officer and Director of Dixon Ticonderoga Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dixon Ticonderoga Company for the quarter ended June 30, 2003;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 14, 2003     By:    /s/ RICHARD A. ASTA
       ---------------            -------------------
                                  Richard A. Asta
                                  Executive Vice President of Finance,
                                  Chief Financial Officer and Director

                                                                    Exhibit 32.1
                                                                    ------------

              CHAIRMAN OF THE BOARD AND CO-CHIEF EXECUTIVE OFFICER
              ----------------------------------------------------
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                -------------------------------------------------
                       AS ADOPTED PURSUANT TO SECTION 906
                       ----------------------------------
                       OF THE SARBANES-OXLEY ACT OF 2002.
                       ----------------------------------

     In connection with the Quarterly Report of Dixon Ticonderoga Company (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gino N. Pala, Chairman of Board and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  August 14, 2003     By:    /s/ GINO N. PALA
       ---------------            ----------------
                                  Gino N. Pala
                                  Chairman of Board, Co-Chief Executive Officer
                                  and Director

                                                                    Exhibit 32.2
                                                                    ------------

              VICE CHAIRMAN OF BOARD AND CO-CHIEF EXECUTIVE OFFICER
              -----------------------------------------------------
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                -------------------------------------------------
                       AS ADOPTED PURSUANT TO SECTION 906
                       ----------------------------------
                       OF THE SARBANES-OXLEY ACT OF 2002.
                       ----------------------------------


     In connection with the Quarterly Report of Dixon Ticonderoga Company (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
F. Joyce, Vice Chairman of Board and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  August 14, 2003     By:    /s/ RICHARD F. JOYCE
       ---------------            --------------------
                                  Richard F. Joyce
                                  Vice Chairman of Board, Co-Chief Executive
                                  Officer, President and Director

                                                                    Exhibit 32.3
                                                                    ------------

         EXECUTIVE VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER
         ---------------------------------------------------------------
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                -------------------------------------------------
                       AS ADOPTED PURSUANT TO SECTION 906
                       ----------------------------------
                       OF THE SARBANES-OXLEY ACT OF 2002.
                       ----------------------------------


     In connection with the Quarterly Report of Dixon Ticonderoga Company (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
A. Asta, Executive Vice President of Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  August 14, 2003     By:    /s/ RICHARD A. ASTA
       ---------------            -------------------
                                  Richard A. Asta
                                  Executive Vice President of Finance,
                                  Chief Financial Officer and Director