Form 10-K
period 2003-09-30
DIXON TICONDEROGA CO
filed 2003-12-29
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( d )

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003   Commission file number  1-8689
                          ------------------                           ------

                            DIXON TICONDEROGA COMPANY
--------------------------------------------------------------------------------
             (Exact name of  Company as specified in its charter)
Form 10-K
---------

 X    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
---   Act of 1934 (Fee Required) for the fiscal year ended September 30, 2003.


      Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) for the transaction period
---   from  _____ to _____.

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

Based on the closing sales price on December 9, 2003, the aggregate market value of the voting stock held by non-affiliates of the Company was $7,760,188.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 9, 2003: 3,202,149 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents  Incorporated  by  Reference:
Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 2003.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

                      RECENT EVENTS AND BUSINESS STRATEGIES
                      -------------------------------------

     Dixon Ticonderoga Company (hereinafter the "Company") achieved significantly improved operating results in fiscal 2003 as a result of its strategic initiatives over the past several years aimed at improving profitability through the rationalization of manufacturing operations and other cost reduction efforts. The Company's operating income increased approximately $1.8 million in the current fiscal year.
     The Company has continued its emphasis on debt reduction following the successful restructuring of its senior and subordinated debt arrangements in early fiscal 2003. Total long-term debt and notes payable have been reduced by approximately $9 million or 21% since the end of fiscal 2001.
     The final phase of the Company's aggressive manufacturing consolidation initiative was also completed in fiscal 2003, resulting in the shutdown of its Sandusky, Ohio manufacturing facility. As a further cost reduction strategy, in fiscal 2003 the Company entered into a distribution arrangement with a third party logistics partner located in Statesville, North Carolina.
     In addition, the Company's China subsidiary, Beijing Dixon Ticonderoga Stationery Company, Ltd., continued its expansion in 2003. The subsidiary not only increased further its production of wood slats used by the U.S. and Mexico in pencil manufacturing, but also began to produce colored and graphite pencils for export sale. This entity also acts as a sourcing arm, providing certain new and innovative products for international sale, while assisting in securing other critical raw materials used in production in the U.S. and Mexico.
     Effective July 2003, the Company completed the sale of its last Industrial Group business, its New Castle Refractories division, to local management. The Company received proceeds of approximately $3 million, used to reduce senior debt, and a note receivable in the amount of $500,000. (See Note 13 to Consolidated Financial Statements.)
     Further information regarding these matters is included elsewhere in this Annual Report on Form 10-K.



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

                                INDUSTRY SEGMENTS
                                -----------------

     The Company has one principal continuing business segment: its Consumer Group. This segment's primary operations are the manufacture and sale of writing and drawing pencils, pens, artist materials, felt tip markers, industrial markers, lumber crayons, correction materials and allied products.
     Certain financial information regarding net revenues, operating profits and identifiable assets for the years ended September 30, 2003, 2002 and 2001, is contained in Note 12 to Consolidated Financial Statements.

CONSUMER GROUP
--------------

     The Company manufactures its leading brand Ticonderoga(R) and a full line of pencils in Versailles, Missouri. The Company manufactures and markets advertising specialty pencils, pens and markers through its promotional products division. The Company also manufactures and markets Wearever(R) and Dixon(R) pen writing products as well as Prang(R) and Ticonderoga(R) lines of markers, mechanical pencils and allied products.
     Through fiscal 2002, the Company manufactured some or all of its Prang(R) brand of soy-bean based and wax crayons, chalks, dry and liquid tempera, water colors and art materials, in Sandusky, Ohio. Commencing in fiscal 2003, these products are manufactured by the Company's majority-owned (97%) subsidiary, Grupo Dixon, S.A. de C.V. (Grupo Dixon).
     Under a licensing agreement with NASCAR(R), The Company markets pencils and pens with the NASCAR brand and features certain top NASCAR(R) drivers. Also, under an agreement with Warner Bros. Consumer Products, the Company also markets in Canada a line of pencils, pens and related products featuring the famous Looney Tunes(R) and Scooby Doo(R) characters.
     Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer group.
     Grupo Dixon is engaged, through its subsidiaries, in the manufacture and sale in Mexico of black and color writing and drawing pencils, correction materials, lumber crayons and allied products. Grupo Dixon also manufactures and sells in Mexico, under its Vinci(R) brand, certain products of the type previously manufactured at the Sandusky facility, as well as marker products and modeling clay. Grupo Dixon also manufactures special markers for industrial use, all of which are marketed and sold together with the Prang(R) products discussed above, by the U.S. Consumer division.
     Dixon Europe, Limited, a wholly-owned subsidiary of the Company, is engaged in the distribution of many Dixon consumer products in the United Kingdom and other European countries.
     Beijing Dixon Ticonderoga Stationery Company, Ltd., a wholly-owned subsidiary of the Company, is principally engaged in the manufacture of wood slats for pencil manufacturing and the sourcing and distribution of certain consumer products for international sale by the Company. In addition, the subsidiary has recently begun to manufacture colored and graphite pencils for export sale.
     The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada, Europe and China) in which its operations are being conducted.

INDUSTRIAL GROUP (DISCONTINUED OPERATIONS)
------------------------------------------

     Effective July 2003, the Company completed its sale of the New Castle Refractories division, the last business of its Industrial Group. This division, with plants located in Ohio, Pennsylvania and West Virginia, had manufactured various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, silicon-carbide brick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries; refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads. (See Note 13 to Consolidated Financial Statements.)

                                  DISTRIBUTION
                                  ------------

     Consumer products manufactured and/or marketed in the U.S. are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. In an effort to enhance service levels (especially with large retail customers), the Company entered into a strategic distribution arrangement with a third-party located in Statesville, North Carolina early in fiscal 2003. The consumer products manufactured and/or marketed by the Canada, Mexico and Europe subsidiaries are distributed nationally in these countries from leased facilities and sold through wholesalers, distributors, school supply houses and retailers.

                                  RAW MATERIALS
                                  -------------

     Wood slats for pencil manufacturing can be considered a strategic raw material for the Company's business and are purchased from various suppliers in the U.S., Indonesia and China (including the Company's wholly-owned China subsidiary). There were no significant raw material shortages of any consequence during 2003 nor are any expected in the near future.

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

                        SEASONAL ASPECTS OF THE BUSINESS
                        --------------------------------

     Greater portions (approximately 61% in 2003) of the Company's sales occur in the third and fourth fiscal quarters of the year due to shipments of back-to-school orders to its distribution network. This practice as well as certain extended customer payment terms, which are standard for this industry, requires the Company to increase its bank borrowings during the period between shipment and payment.

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

                            RESEARCH AND DEVELOPMENT
                            ------------------------

     The Company employs approximately 32 full-time professional employees in the area of quality control and product development. For accounting purposes, research and development expenses in any year presented in the accompanying Consolidated Financial Statements represent less than 1% of revenues.

                                    EMPLOYEES
                                    ---------

     The total number of persons employed by the Company was approximately 1,596 of which 294 were employed in the United States. The Company does not unlawfully discriminate on the basis of race, color, creed, pregnancy, religion, sex, national origin, age, disability, veteran status, marital status or other characteristics protected by law.


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

                                                                  SQUARE FEET
                             LOCATION                           OF FLOOR SPACE
  ------------------------------------------------------------- --------------
  Heathrow, Florida (Corporate Headquarters)                           33,000

  Versailles, Missouri                                                120,000

  Sandusky, Ohio (Idle)                                               276,000

  Acton Vale, Quebec, Canada (Dixon Ticonderoga Inc.)                  32,000

  Beijing, China (Beijing Dixon Ticonderoga Stationery Company, Ltd.)  25,000


     The Company's Mexico subsidiary leases a 300,000 square-foot facility near Mexico City, used for distribution and certain manufacturing operations, as well as its corporate headquarters. The Company's Canada subsidiary leases 12,000 square feet in Newmarket, Ontario and its Europe subsidiary leases 3,000 square feet in Peterborough, England for distribution and office space.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company believes that there are no pending actions which will have a material adverse effect on the Company's financial condition or results of operations. (Also see Note 14 to Consolidated Financial Statements.)


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

     None.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
         -----------------------------------------

         RELATED SECURITY HOLDER MATTERS
         -------------------------------

     Dixon Ticonderoga Company common stock is traded on the American Stock Exchange under the symbol "DXT". The following table sets forth the low and high per share prices as per the American Stock Exchange closing prices for the applicable quarter.


                                        FISCAL             FISCAL
              QUARTER ENDING             2003               2002
              --------------             ----               ----

                                     LOW      HIGH     LOW      HIGH
                                     ---      ----     ---      ----
         December 31                $1.15    $1.95    $1.10     $2.50
         March 31                    1.35     1.95     1.62      1.75
         June 30                     1.62     3.50     1.45      2.00
         September 30                2.84     4.05     1.10      1.63


     The Board of Directors has indefinitely suspended the payment of dividends which is also restricted under the Company's new debt agreements. (See Note 4 to Consolidated Financial Statements.)
     The number of record holders of the Company's common stock at December 5, 2003 was 412.



                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   FOR THE FIVE YEARS ENDED SEPTEMBER 30, 2003
                    (in thousands, except per share amounts)
                                   2003        2002        2001        2000       1999
                                ----------  ----------  ----------  ----------  ----------
REVENUES                         $ 88,838    $ 88,591    $ 88,319    $ 88,867    $ 95,041
                                ==========  ==========  ==========  ==========  ==========
INCOME (LOSS) FROM
  CONTINUING OPERATIONS          $   (849)   $   (683)   $    620    $   (733)   $    399

INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS            (579)        123      (1,100)        (65)      6,283
                                ----------  ----------  ----------  ----------  ----------

NET INCOME (LOSS)                $ (1,428)   $   (560)   $   (480)   $   (798)   $  6,682
                                ==========  ==========  ==========  ==========  ==========

EARNINGS (LOSS) PER
  COMMON SHARE (BASIC):
  CONTINUING OPERATIONS          $   (.27)   $   (.22)   $    .20    $   (.23)   $    .12

  DISCONTINUED OPERATIONS            (.18)        .04        (.35)       (.02)       1.83
                                ----------  ----------  ----------  ----------  ----------

  NET INCOME (LOSS)              $   (.45)   $   (.18)   $   (.15)   $   (.25)   $   1.95
                                ==========  ==========  ==========  ==========  ==========

EARNINGS (LOSS) PER
  COMMON SHARE (DILUTED):
  CONTINUING OPERATIONS          $   (.27)   $   (.22)   $    .20    $   (.23)   $    .12

  DISCONTINUED OPERATIONS            (.18)        .04        (.35)       (.02)       1.83
                                ----------  ----------  ----------  ----------  ----------

  NET INCOME (LOSS)              $   (.45)   $   (.18)   $   (.15)   $   (.25)   $   1.95
                                ==========  ==========  ==========  ==========  ==========

TOTAL ASSETS                     $ 72,034    $ 79,409    $ 86,091    $ 86,718    $ 92,888
                                ==========  ==========  ==========  ==========  ==========

LONG-TERM DEBT                   $ 12,511    $ 16,383 3  $  2,018 2  $ 30,210    $ 39,400 1
                                ==========  ==========  ==========  ==========  ==========

DIVIDENDS PER
  COMMON SHARE                   $    -      $   -       $   -       $   -       $   -
                                ==========  ==========  ==========  ==========  ==========

1The increase in long-term debt in 1999 is attributable to the refinancing of the Company's previous revolving credit agreement under a five-year facility. 2The reduction in long-term debt is due to reclassification of the Company's senior credit facility and subordinated notes to current maturities of long-term debt while in default.
3The increase in long-term debt in 2002 is attributable to the October 2002 restructuring of the Company's subordinated notes, previously classified as current maturities of long-term debt in 2001. (See Note 4 to Consolidated Financial Statements.)

ITEM 7.  MANAGEMENT ' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         -----------------------------------------------------------------

         RESULTS OF OPERATIONS
         ---------------------

SUMMARY  OF  RESULTS  OF  OPERATIONS
------------------------------------

Discontinued operations:
------------------------

     Effective July 2003, the Company completed its sale of the New Castle Refractories division, the last business of its Industrial group. The Industrial Group had revenues of $8,021,000, $9,169,000 and $9,529,000 in 2003, 2002 and
2001, respectively. Income (loss) from discontinued operations (before provisions in 2001 for loss on disposal, described below) was ($578,000), $123,000 and ($56,000) in 2003, 2002 and 2001, respectively (including pre-tax gains on sales of assets of $208,000 and $1,202,000 in 2002 and 2001, and income tax benefit (expense) of ($77,000) and $29,000 in 2002 and 2001, respectively). Interest expense of $270,000, $342,000 and $427,000 has been allocated to discontinued operations in 2003, 2002 and 2001, respectively.
     In fiscal 2001, the Company also recorded an anticipated loss on disposal of $1,570,000 (or $1,044,000 after tax benefit) including provisions for a loss on the sale of the New Castle Refractories division of $468,000, for the termination of that division's pension plans of $432,000 and for operating losses of $670,000. For financial reporting purposes, the Company is accounting for the disposition of its Industrial Segment as a discontinued operation and, accordingly, its statements of operations present the results of the discontinued Industrial Segment separately from the results of continuing operations. Since a discussion of the results of the Industrial Segment is not meaningful to an understanding of the continuing Consumer business, all discussions comparing the results of operations refer to the continuing operations of the U.S. and Foreign divisions of the Consumer Group. (For further information regarding discontinued operations, see Note 13 to Consolidated Financial Statements.)

Continuing operations:
----------------------

2003 vs 2002:
-------------

     Income from continuing operations before taxes and minority interest improved by $3,128,000 in 2003. Special items, including the effects of restructuring and related costs; debt refinancing costs; investment banking and related costs; and other income, net are set forth in the table below (in thousands):

                                                    2003           2002
                                               ------------   -----------

 Income (loss) from continuing operations before
  income taxes and minority interest              $ 1,937       $ (1,191)

 Restructuring and related costs                      487          1,573

 Debt refinancing costs                               625            -

 Investment banking and related costs                 483            -

 Other income, net                                 (1,052)          (253)
                                               ------------   -----------
                                                  $ 2,480       $    129
                                               ============   ===========

     Restructuring costs decreased $1,086,000 in 2003 as the Company entered the final completion stage of its plant consolidation initiative. Debt refinancing costs consists of the write-off of costs from the former debt arrangements in connection with the Company's October 2002 debt restructuring. Investment banking and related costs were incurred in connection with unconsummated mergers and acquisition activity pursued through the Company's investment bankers. For further information regarding special items, see Notes 8, 9 and 10 to Consolidated Financial Statements.
     U.S. Consumer accounted for the majority of this net improvement, as the Company's manufacturing consolidation efforts led to significantly improved gross margins. Higher revenues and a decrease of approximately $400,000 in interest costs also contributed to the U.S. improvement. Foreign Consumer operating income also improved in all geographic areas due principally to higher gross margins from lower pencil raw materials costs and improved manufacturing overhead efficiencies.

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

REVENUES
--------

     Revenues in 2003 increased $247,000 over the prior year. The changes are as follows:
                       Decrease             % Increase (Decrease)
                   (in thousands)        Total    Volume  Price / Mix
                   --------------        ----------------------------
      U.S.           $  1,401              3        5         (2)
      Foreign          (1,154)            (3)      (7)         4

     U.S. Revenue increased primarily in the educational market. Foreign revenue decreases were primarily in Mexico where an approximate 10% reduction in the value of the peso resulted in a decline of approximately $2.7 million. This decrease was partially offset by Mexico price increases, an increase in the value of the Canadian dollar and higher volume in Europe.

     Overall 2002 revenues increased $271,000 from the prior year. The changes are as follows:
                Increase (Decrease)        % Increase (Decrease)
                  (in thousands)         Total    Volume  Price / Mix
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

OPERATING  INCOME
-----------------

     In 2003, operating income increased $1,826,000 as compared to the prior year. Special items, including restructuring and related costs; debt refinancing costs; and investment banking and related costs are as set forth in the table below (in thousands):

                                                   2003              2002
                                             ----------------  ----------------
Operating income                                 $ 4,470           $ 2,644

Restructuring and related costs                      487             1,573

Debt refinancing costs                               625               -

Investment banking and related costs                 483               -
                                             ----------------  ----------------
                                                 $ 6,065           $ 4,217
                                             ================  ================

     For further information regarding the aforementioned special items, see Notes 8 and 10 to Consolidated Financial Statements.
     U.S. operating income improved approximately $1.1 million principally due to the aforementioned manufacturing cost savings from plant consolidation efforts and higher revenue resulting in gross margin increases of approximately $800,000. In addition, selling and administrative expenses decreased overall, despite significantly higher legal, tax and audit professional fees. The reduction was principally due to lower sales and marketing salaries and related expenses, reflecting recent cost reduction activities. Foreign operating profit increased $700,000 as savings from consolidation efforts in Mexico and lower raw material costs and increased production resulted in higher profits in China. All of the aforementioned manufacturing efficiencies and costs savings contributed to a decrease in overall consolidated cost of sales (61.9% of revenues as compared to 64.5% in the prior year).
     Operating income decreased $2,712,000 in 2002 from the prior year. U.S. operating income decreased $2,998,000 (excluding restructuring charges) due to the aforementioned lower revenues and increased administrative costs. U.S. administrative costs also increased principally due to the prior year reflecting a reduction for legal settlements of $575,000 and significantly higher bank financing costs (approximately $417,000). These factors were primarily responsible for an increase in selling and administrative costs (30.5% of sales as compared to 28.7% of sales in the prior year). Restructuring and related costs increased $705,000 as the Company announced its final phase of its consolidation plan. Foreign operating profit increased $1,111,000 principally due to higher revenue described above.

INCOME TAXES
------------

     As more fully described in Note 5 to Consolidated Financial Statements, in fiscal 2003 the Company provided additional valuation allowances for certain U.S. deferred tax assets in the amount of $2,232,000. Despite the significant improvement in U.S. operating results in 2003 described above, the Company again incurred tax losses in the U.S. Accordingly, the Company recorded the additional valuation allowances with respect to the related tax assets as of September 30, 2003.

MINORITY INTEREST
-----------------

     Minority interest represents 3% of the net income of the consolidated subsidiary, Grupo Dixon, S.A. de C.V., ($42,000, $51,000 and $31,000 in fiscal 2003, 2002 and 2001, respectively), equivalent to the extent of the investment of the minority shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Despite significantly improved results from operations, the Company's cash flows used in operating activities approximated $400,000 in fiscal 2003. The Company has generated annual cash flows from operating activities exceeding $4 million on average for the previous three fiscal years. After significant prior year reductions in inventories from its strict inventory management plan, the Company did not significantly reduce inventories in 2003, except from the sale of its New Castle Refractories division. Certain safety stock levels were increased as new manufacturing processes were implemented in Mexico. However, the Company did extinguish certain significant liabilities aggregating approximately $3.3 million in 2003 (consisting principally of deferred interest and restructuring charges). Cash flows from accounts receivable also decreased approximately $1.2 million in 2003 due to large Mexico government sales late in the fiscal year having payment terms extending beyond September 30, 2003.
     The Company's 2003 investing activities provided approximately $3.3 million in cash flows as compared with 2002 when $1.3 million in cash flows were used for purchase of plant and equipment, net of the effects of disposals. Major capital projects are discretionary in nature with no material purchase commitments. Capital expenditures are usually funded from operations and existing lending and leasing arrangements. In 2003, the Company's net capital expenditures were only $427,000, due to shrinking manufacturing facilities. Cash flows were provided from the sale of the aforementioned division assets and proceeds from the sale of securities received from insurance company demutualizations.
     In October 2002, the Company completed a financing agreement with a new senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Foothill Capital Corporation provided a three-year $28 million senior debt facility which replaced the Company's previous senior debt with a consortium of lenders. The new senior debt arrangement provided approximately $5 million in increased working capital liquidity for operations and to make certain subordinated debt payments.
     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate (4.0% at September 30, 2003), plus 0.75%, or the prevailing LIBOR rate (approximately 1.3% at September 30, 2003), plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating an initial amount of $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its senior debt at 8.98% through August 2005.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of September 30, 2003, the Company had approximately $14 million of unused lines of credit available.
     In October 2002, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company is only required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the new senior debt facility and made additional payments to its subordinated lenders of approximately $2.1 million in fiscal 2003. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $8 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal. The Company made sufficient payments in fiscal 2003 and expects to do so in fiscal 2004 to avoid the issuance of any such warrants, at least through that date. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the notes is 12.5% through maturity in October 2005. The new subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the new senior debt agreements.
     In addition, the Company's Mexican subsidiary had approximately $12.5 million in bank lines of credit ($6 million unused) as of September 30, 2003, currently expiring at various dates from January 2004 through December 2004, which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexican government securities. The Company is presently reviewing other debt proposals for this subsidiary. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company believes that amounts available from its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through 2005. The Company's Mexican subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring lines of credit.
     Refer to Notes 3 and 4 to Consolidated Financial Statements for further description of the aforementioned financing arrangements.
     The Company has been assisted by investment bankers and certain other outside consultants to advise it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value. (See Note 8 to Consolidated Financial Statements.)

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative instruments and Hedging Activities". Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, the statement is effective for contracts with similar characteristics will be accounted for consistently. In general, the statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company did not enter into or modify any of their derivative financial instruments (which consists of only an interest rate swap agreement) since June 30,2 003 and thus the adoption of Statement No. 149 did not have any impact on the Company's consolidated financial statements.
     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective a the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of Statement No. 150 is not expected to have any impact on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
----------------------------

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The following accounting policies require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. If actual results differ significantly from management's estimates, the financial statements could be materially impacted.
     The Company promotes its products with significant marketing activities, including advertising, consumer incentives and trade promotions. Advertising costs are expensed as incurred. The Company records consumer incentive and trade promotion costs as a reduction of revenues in the year in which these programs are offered, based upon estimates of utilization and redemption rates that are developed from historical information.
     Accounts receivable is recorded net of allowance for doubtful accounts. The Company regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable, the age of each invoice, each customer's expected ability to pay and the collection history with each customer. The allowance for doubtful accounts represents management's best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.
     Inventories are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand. The Company's estimate of forecasted product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the company's inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise if the Company's inventory is determined to be undervalued, the Company may have over-reported costs of goods sold. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company's reported operating results.

     Long-lived assets, such as property, plant and equipment, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. Should this comparison indicate that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. If the estimate of an asset's future cash flows is significantly different from the asset's actual cash flows, the Company may over- or under-estimate the value of an asset's impairment. A long-lived asset's value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expense. If the asset's actual life is different than its estimated life, the asset could be over-valued or under-valued.
     Restructuring and related costs reserves are recorded in connection with the restructuring initiatives as they are announced. These reserves include estimates pertaining to employee severance costs, the settlement of contractual obligations and other matters. Although management does not anticipate significant changes, the actual costs may differ from these estimates, resulting in further charges or reversals of previously recorded charges.
     The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's Consolidated Statement of Operations. Management evaluates the recoverability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. In fiscal 2003, the Company provided additional valuation allowances for certain U.S. deferred tax assets, as more fully described above and in Note 5 to Consolidated Financial Statements.


FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Annual Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations and operating requirements, including payments due under its subordinated debt; management's expectation as to the Company's ability to avoid the issuance of warrants to its subordinated lenders; management's expectation for continuing savings from the restructuring and cost-reduction program; the Company's ability to increase revenues in its core businesses; and its expectations regarding the Company's ability to utilize certain tax benefits in the future. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the shareholders ownership will be diluted by the issuance of common stock to the Company's subordinated lenders; the Company's lenders will not continue to fund the Company in the future; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies; difficulties encountered with the consolidation and cost-reduction program; increased competition; decreases in revenues; U.S. and foreign economic factors; foreign currency exchange risk; interest rate fluctuation risk; and the inability to generate taxable income to utilize certain tax benefits in the future, among others.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 39% of the Company's fiscal 2003 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of September 30, 2003, approximately 47% of total short and long-term debt is fixed, at rates between 8% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $100,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------

                                                                   PAGE

  Report of Independent Certified Public Accountants                17

  Consolidated Balance Sheets as of September 30, 2003 and 2002     18

  Consolidated Statements of Operations For the Years Ended
  September 30, 2003, 2002 and 2001                                 19

  Consolidated Statements of Comprehensive Loss For the
  Years Ended September 30, 2003, 2002 and 2001                     20

  Consolidated Statements of Shareholders' Equity For the
  Years Ended September 30, 2003, 2002 and 2001                     21

  Consolidated Statements of Cash Flows For the
  Years Ended September 30, 2003, 2002 and 2001                    22-23

  Notes to Consolidated Financial Statements                       24-42

  Schedule For the Years Ended September 30, 2003, 2002 and 2001:

          II. Valuation and Qualifying Accounts                     43

          Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Shareholders and Board of Directors of
Dixon Ticonderoga Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dixon Ticonderoga Company and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Orlando, Florida
December 12, 2003

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------

                                                      2003             2002
                                                  -------------   -------------
         ASSETS:
         -------

CURRENT ASSETS:
  Cash and cash equivalents                        $ 1,032,974     $ 2,589,493
  Receivables, less allowance for doubtful
    accounts of $1,429,222 in 2003 and
    $1,381,780 in 2002                              28,326,743      29,179,803
  Inventories                                       26,439,361      28,761,337
  Other current assets                               2,350,813       3,914,817
                                                  -------------   -------------
      Total current assets                          58,149,891      64,445,450
                                                  -------------   -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                 6,737,943      10,881,021
  Machinery and equipment                            8,288,647      16,948,612
  Furniture and fixtures                             1,307,980       1,607,449
                                                  -------------   -------------
                                                    16,334,570      29,437,082
                                                  -------------   -------------
      Less accumulated depreciation                 (8,225,067)    (19,641,894)
                                                  -------------   -------------
                                                     8,109,503       9,795,188
                                                  -------------   -------------
OTHER ASSETS                                         5,774,649       7,872,957
                                                  -------------   -------------
                                                   $72,034,043     $82,113,595
                                                  =============   =============

      LIABILITIES AND SHAREHOLDERS' EQUITY:
      ------------------------------------


CURRENT LIABILITIES:
  Notes payable                                    $ 6,382,065     $ 7,463,458
  Current maturities of long-term debt              13,227,965      12,341,735
  Accounts payable                                   9,102,711       8,819,499
  Accrued liabilities                                8,496,182      12,485,494
                                                  -------------   -------------
      Total current liabilities                     37,208,923      41,110,186
                                                  -------------   -------------

LONG-TERM DEBT                                      12,510,860      16,383,106
                                                  -------------   -------------

DEFERRED INCOME TAXES AND OTHER                        894,601       1,183,467
                                                  -------------   -------------

MINORITY INTEREST                                      578,530         583,841
                                                  -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized 100,000
    shares, none issued                                   -                -
  Common stock, par $1, authorized 8,000,000
    shares, issued 3,710,309 shares in
    2003 and 2002                                    3,710,309       3,710,309
  Capital in excess of par value                     3,547,567       3,593,826
  Retained earnings                                 23,679,772      25,107,752
  Accumulated other comprehensive loss              (6,238,403)     (5,640,262)
                                                  -------------   -------------
                                                    24,699,245      26,771,625
  Less shareholder loans                              (557,721)       (557,721)
  Less treasury stock, at cost (508,160 shares
    in 2003 and 517,477 shares in 2002)             (3,300,395)     (3,360,909)
                                                  -------------   -------------
                                                    20,841,129      22,852,995
                                                  -------------   -------------
                                                   $72,034,043     $82,113,595
                                                  =============   =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
              -----------------------------------------------------

                                                     2003             2002             2001
                                                --------------   --------------   --------------
REVENUES                                         $ 88,837,615     $ 88,590,730     $ 88,319,455
                                                --------------   --------------   --------------

COSTS AND EXPENSES:
  Cost of goods sold                               54,978,678       57,132,999       56,732,494
  Selling and administrative expenses              27,793,534       27,240,511       25,363,628
  Provision for restructuring and related costs       486,866        1,573,235          867,666
  Debt refinancing costs                              624,662             -                -
  Investment banking and related costs                483,493             -                -
                                                --------------   --------------   --------------
                                                   84,367,233       85,946,745       82,963,788
                                                --------------   --------------   --------------
OPERATING INCOME                                    4,470,382        2,643,985        5,355,667

OTHER INCOME, NET                                   1,052,500          252,676             -

INTEREST EXPENSE                                   (3,585,729)      (4,087,731)      (4,387,700)
                                                --------------   --------------   --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES (BENEFIT) AND MINORITY INTEREST      1,937,153       (1,191,070)         967,967

INCOME TAXES (BENEFIT)                              2,744,420         (559,064)         316,933
                                                --------------   --------------   --------------
                                                     (807,267)        (632,006)         651,034
MINORITY INTEREST                                      42,221           51,214           31,267
                                                --------------   --------------   --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS             (849,488)        (683,220)         619,767

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF APPLICABLE INCOME TAXES (BENEFIT)           (578,492)         123,297       (1,099,639)
                                                --------------   --------------   --------------

NET LOSS                                         $ (1,427,980)    $   (559,923)    $   (479,872)
                                                ==============   ==============   ==============

EARNINGS (LOSS) PER COMMON SHARE (BASIC):
   Continuing operations                         $       (.27)    $       (.22)    $        .20
   Discontinued operations                               (.18)             .04             (.35)
                                                --------------   --------------   --------------
   Net loss                                      $       (.45)    $       (.18)    $       (.15)
                                                ==============   ==============   ==============

EARNINGS (LOSS) PER COMMON SHARE (DILUTED):
   Continuing operations                         $       (.27)    $       (.22)    $        .20
   Discontinued operations                               (.18)             .04             (.35)
                                                --------------   --------------   --------------
   Net loss                                      $       (.45)    $       (.18)    $       (.15)
                                                ==============   ==============   ==============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                ---------------------------------------------

            FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
            -----------------------------------------------------

                                           2003             2002              2001
                                      ---------------  ---------------  ---------------

NET LOSS                               $ (1,427,980)    $  (559,923)     $  (479,872)

OTHER COMPREHENSIVE LOSS:

  Cumulative effect adjustment to
    recognize fair value of cash
    flow hedge                                  -               -            (54,205)

   Adjustment to recognize fair value
     of cash flow hedge                    (138,672)       (115,934)        (451,388)

   Foreign currency translation
   adjustments                             (459,469)     (1,422,647)        (502,511)
                                      ---------------  ---------------  ---------------

TOTAL COMPREHENSIVE LOSS                $(2,026,121)    $(2,098,504)     $(1,487,976)
                                      ===============  ===============  ===============



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
              -----------------------------------------------------

                               Common      Capital in                  Accumulated Other
                              Stock $1     Excess of       Retained      Comprehensive    Shareholder     Treasury
                             Par Value     Par Value       Earnings       Income (Loss)      Loans          Stock         Total
                             ------------ ------------- ------------- ------------------ -------------- ------------- -------------
BALANCE, September 30, 2000  $ 3,710,309   $ 3,700,272   $26,147,547     $ (3,093,577)     $  (557,721)  $(3,521,884)  $26,384,946
  Net loss                                                  (479,872)                                                     (479,872)
  Other comprehensive loss                                                 (1,008,104)                                  (1,008,104)
  Employee Stock Purchase
   Plan (9,415 shares)                         (30,137)                                                       61,150        31,013
                             ------------ ------------- ------------- ------------------ -------------- ------------- -------------

BALANCE, September 30, 2001    3,710,309     3,670,135    25,667,675       (4,101,681)        (557,721)   (3,460,734)   24,927,983
  Net loss                                                  (559,923)                                                     (559,923)
  Other comprehensive loss                                                 (1,538,581)                                  (1,538,581)
  Employee Stock Purchase
   Plan (15,370 shares)                        (76,309)                                                       99,825        23,516
                             ------------ ------------- ------------- ------------------ -------------- ------------- -------------

BALANCE, September 30, 2002    3,710,309     3,593,826    25,107,752       (5,640,262)        (557,721)   (3,360,909)   22,852,995
  Net loss                                                (1,427,980)                                                   (1,427,980)
  Other comprehensive loss                                                   (598,141)                                    (598,141)
  Employee Stock Purchase
   Plan (9,317 shares)                         (46,259)                                                       60,514        14,255
                             ------------ ------------- ------------- ------------------ -------------- ------------- -------------

BALANCE, September 30, 2003  $ 3,710,309   $ 3,547,567   $23,679,772     $ (6,238,403)     $  (557,721)  $(3,300,395)  $20,841,129
                             ============ ============= ============= ================== ============== ============= =============

                           The accompanying notes are an integral part of the consolidated financial statements.



                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

            FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
            -----------------------------------------------------

                                                     2003            2002            2001
                                                --------------  --------------  --------------
Cash flows from operating activities:

Net income (loss) from continuing operations     $  (849,488)    $  (683,220)    $   619,767

Net income (loss) from discontinued operations      (578,492)        123,297      (1,099,639)

Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                   2,414,819       2,322,692       2,219,658
   Deferred taxes                                  2,504,854      (2,334,000)       (534,000)
   Provision for doubtful accounts receivable        315,026         193,979         151,263
   Debt refinancing costs                            624,662            -               -
   Gain on sale of assets                               -           (208,290)     (1,202,448)
   Gain on sale of securities received from
      insurance companies demutualizations          (672,291)           -               -
   Income attributable to minority interest           42,221          51,214          31,267
   (Income) loss attributable to
      foreign currency exchange                     (433,461)       (215,955)         52,071
   Changes in assets [(increase)decrease] and
      liabilities [increase (decrease)]:
   Receivables, net                               (1,230,691)         (7,574)       (660,434)
   Inventories                                      (348,379)      6,226,836         474,990
   Other current assets                             (109,737)       (457,698)       (134,308)
   Accounts payable and accrued liabilities       (3,278,476)      3,673,182       1,039,899
   Other assets                                    1,191,249        (250,686)        210,519
                                                --------------  --------------  --------------

Net cash provided by (used in) operating
  activities                                        (408,184)      8,433,777       1,168,605
                                                --------------  --------------  --------------

Cash flows from investing activities:

   Purchases of plant and equipment, net            (426,775)     (1,520,088)     (2,009,467)
   Proceeds on sale of assets                      2,988,616         208,290       1,276,063
   Proceeds on sale of securities received from
      insurance companies demutualizations            737,321           -               -
                                                --------------  --------------  --------------
Net cash provided by (used in) investing
 activities                                        3,299,162      (1,311,798)       (733,404)
                                                --------------  --------------  --------------




                                                     2003            2002            2001
                                                --------------  --------------  --------------
Cash flows from financing activities:

Proceeds from long-term debt                      14,449,123            -            138,566
Proceeds from (principal reductions of)
  notes payable                                     (564,975)      1,716,828       2,779,894
Principal reductions of long-term debt           (17,435,139)     (6,101,200)     (2,728,952)
Deferred refinancing costs                          (549,193)       (955,628)           -
Other non-current liabilities                       (100,545)         40,736           6,759
Employee Stock Purchase Plan                          14,255          23,516          31,013
                                                --------------  --------------  --------------
Net cash provided by (used in) financing
 activities                                       (4,186,474)     (5,275,748)        227,280
                                                --------------  --------------  --------------
Effect of exchange rate changes on cash             (261,023)       (101,037)       (266,634)
                                                --------------  --------------  --------------
Net increase (decrease) in cash and
  cash equivalents                                (1,556,519)      1,745,194         395,847

Cash and cash equivalents, beginning of year       2,589,493         844,299         448,452
                                                --------------  --------------  --------------

Cash and cash equivalents, end of year           $ 1,032,974     $ 2,589,493     $   844,299
                                                ==============  ==============  ==============

Supplemental disclosures:

Cash paid during the year for:
   Interest                                      $ 5,684,833     $ 3,033,931     $ 4,647,079
Income taxes                                         882,246       1,677,478       2,434,487


Non-cash investing and financing activities:

     In fiscal 2003, the Company accepted a note receivable due August 2010 in the amount of $500,000 as partial consideration for the sale of its Newcastle Refractories division.

     In fiscal 2001, the Company accepted a note receivable due May 2006 in the amount of $1.64 million as consideration for the sale of an idle building in Deer Lake, Pennsylvania.














                   The accompanying notes are an integral part
                    of the consolidated inancial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     Business:
     ---------

     Dixon Ticonderoga Company is a diversified manufacturer and marketer of writing and art products. Its largest customers are school products distributors and mass merchandisers, although none account for over 8% of revenues.

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

     Translation of foreign currencies:
     ----------------------------------

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subsidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of other comprehensive loss. Gains and losses from foreign currency transactions are included in the accompanying Consolidated Statement of Operations. Total foreign currency exchange gains (losses) included in operating income were approximately $433,000, $216,000 and ($52,000) for fiscal years 2003, 2002 and 2001.

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

     Certain inventories amounting to $7,512,000 and $13,034,000 at September 30, 2003 and 2002, respectively, are stated on the last-in, first-out
     (LIFO) method of determining inventory costs. Under the first-in, first-out
     (FIFO) method of accounting, these inventories would be ($266,000) and $1,007,000 (lower) higher at September 30, 2003 and 2002, respectively. All other inventories are valued for using the FIFO method.

     Inventories consist of (in thousands):

                                              September 30,
                                             2003       2002
                                           ---------  ---------
            Raw material                    $10,486    $11,014
            Work in process                   2,198      2,718
            Finished goods                   13,755     15,029
                                           ---------  ---------
                                            $26,439    $28,761
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

     Stock-based compensation:
     -------------------------

     The Company accounts for compensation cost related to employee stock options and other forms of employee stock-based compensation plans in accordance with the requirements of Accounting Principles Board (APB) Opinion 25 and related interpretations. APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of grant and the option exercise price. The Company provides additional proforma disclosures as required under FASB Statement No. 123, "Accounting For Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

     Pro forma net loss and net loss per share would have been as follows if the fair value estimates were used to record compensation expense:

                                        2003           2002          2001
                                     ------------   ------------  ------------

      Net loss, as reported          $(1,427,980)   $ (559,923)   $ (479,872)


      Deduct: total stock-based
        employee compensation
        expense determined under the
        fair value based method, net
        of related tax effects           (73,601)     (102,431)      (25,409)
                                     ------------   ------------  ------------

      Pro forma net loss             $(1,501,581)   $ (662,354)   $ (505,281)
                                     ============   ============  ============

      Loss per share:
          Basic, as reported         $      (.45)   $     (.18)   $     (.15)
                                     ============   ============  ============
          Basic, pro forma           $      (.47)   $     (.21)   $     (.16)
                                     ============   ============  ============
          Diluted, as reported       $      (.45)   $     (.18)   $     (.15)
                                     ============   ============  ============
          Diluted, pro forma         $      (.47)   $     (.21)   $     (.16)
                                     ============   ============  ============

     Income taxes:
     -------------

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets, by taxing jurisdiction, for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish further valuation allowances against all or a significant portion of its deferred tax assets resulting in a substantial increase in the Company's effective tax rate and a material negative impact on its operating results and financial position. In fiscal 2003, the Company provided additional valuation allowances for certain U.S. deferred tax assets, as more fully described in Note 5.

     Derivative instruments and hedging activities:
     ----------------------------------------------

     The Company adopted FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", an amendment of FASB Statement No.133, and FASB Statement No.138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of Statement No. 133 (referred to hereafter as "FAS 133") on October 1, 2000. As a result, the Company records the fair value of interest rate swaps designated as cash flow hedges in other liabilities with the offset in the other comprehensive income (loss) component of shareholders' equity. Upon adoption, the Company recorded its interest rate swap designated as a cash flow hedge with a fair value of $86,314 in other liabilities. Other comprehensive loss was increased $54,205 (net of tax benefit of $32,109) as a cumulative effect adjustment for this accounting change. During the years ended September 30, 2003, 2002 and 2001, the Company also recognized an adjustment to increase (decrease) the fair value of this cash flow hedge of ($203,408), $184,309 and $718,773, respectively, in other liabilities. Other comprehensive loss was increased $138,672, $115,934 and $451,388 (net of tax expense (benefit) of $342,080, ($68,375) and ($267,385), respectively) during these periods.

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

     Recent accounting pronouncements:
     ---------------------------------

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, the statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company did not enter into or modify any of their derivative financial instruments (which consists of only an interest rate swap agreement) since June 30, 2003 and thus the adoption of Statement No. 149 did not have any impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of Statement No. 150 is not expected to have any impact on the Company's consolidated financial statements.

     Reclassifications:
     ------------------

     Certain prior year amounts have been reclassified to conform with the current year classifications.

(2)  ACCRUED LIABILITIES:
     --------------------

     The major components of accrued liabilities are as follows (in thousands):

                                               September 30,
                                              2003       2002
                                           ---------  ---------

            Interest (see Note 4)           $ 1,180    $ 2,844
            Salaries and wages                1,014      1,110
            Employee benefit plans              417        540
            Income taxes                      2,965      3,174
            Other                             2,920      4,817
                                           ---------  ---------
                                            $ 8,496   $ 12,485
                                           =========  =========


(3)  NOTES PAYABLE:
     --------------

     The Company's Mexico subsidiary had bank lines of credit totaling approximately $12.5 million, under which $6.4 and $7.5 million of unsecured notes payable were outstanding as of September 30, 2003 and 2002, respectively. The notes, which currently mature at varying dates from January 2004 through December 2004, bear interest (weighted average interest rate of approximately 7.4% and 4.5% at September 30, 2003 and 2002, respectively) based upon either a floating U.S. bank rate or the rate of certain Mexican government securities and are renewable annually.


(4)  LONG-TERM DEBT:
     ---------------

     Long-term debt consists of the following (in thousands):

                                               September 30,
                                              2003       2002
                                           ---------  ---------

            Senior Subordinated Notes      $ 13,342   $ 16,500
            Bank notes payable                8,348      8,208
            Bank term loan                    2,216      2,025
            Building mortgage                 1,833      1,992
                                           ---------  ---------
                                             25,739     28,725
            Less current maturities         (13,228)   (12,342)
                                           ---------  ---------
                                           $ 12,511   $ 16,383
                                           =========  =========

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

     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate (4.0% at September 30, 2003), plus 0.75%, or the prevailing LIBOR rate (approximately 1.3% at September 30, 2003), plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating an initial amount of $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest note swap agreement that effectively fixed the rate of interest on $8 million of its senior debt at 8.98% through August 2005.

     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. The new senior debt agreements include provisions which suggest the debt could become payable upon demand under certain circumstances and thus, this debt has been classified as current maturities of long-term debt. As of September 30, 2003 the Company had approximately $14 million of unused lines of credit available.

     In October 2002, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company is required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the new senior debt facility and made additional payments to its subordinated lenders of approximately $2.2 million in fiscal 2003. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $8 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the subordinated notes is 12.5% through maturity in October 2005. In addition, the Company has due in October 2005 previously deferred payable-in-kind (PIK) interest in the amount of $642,000, included in accrued interest at September 30, 2003. (See Note 2). The new subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the new senior debt agreements.

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

     Aggregate maturities of long-term debt are as follows (in thousands):


                                 2004           $ 13,228
                                 2005              3,437
                                 2006              7,802
                                 2007                219
                                 Thereafter        1,053
                                               ----------
                                                $ 25,739
                                               ==========


(5)  INCOME TAXES:
     -------------

     The components of net deferred tax asset recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                       2003          2002
                                                    ------------  ------------
      U.S. current deferred tax assets (included
         in other current assets)                    $     -       $   1,514
      Foreign current deferred tax liability
         (included in accrued liabilities)              (1,455)         (818)
      U.S. and foreign, noncurrent deferred tax
         asset (included in other assets and
         deferred income taxes and other)                  602         2,829
                                                    ------------  ------------
         Net deferred tax asset (liability)          $    (853)    $   3,525
                                                    ============  ============
      Deferred tax assets:
         U.S. tax credit carryforwards               $     -       $   2,610
         Provisions for losses from discontinued
           operations                                       48           174
         Depreciation                                      157           214
         Accrued pension                                   683           653
         Interest                                          266           386
         Other accrued expenses                            481           430
         Installment sale and related expenses            (248)         (197)
         Other items, net                                  289            96
         Foreign net operating loss carryforward           602           512
         Valuation allowance                            (1,676)         (512)
                                                    ------------  ------------
         Total deferred tax asset                          602         4,366
                                                    ------------  ------------
      Deferred tax liabilities:
         Inventories                                      (791)         (748)
         Property, plant and equipment                    (108)          (93)
         Valuation allowance                              (556)           -
                                                    ------------  ------------
         Total deferred tax liability                   (1,455)         (841)
                                                    ------------  ------------
      Net deferred tax asset (liability)             $    (853)    $   3,525
                                                    ============  ============

     It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. In fiscal 2003, the Company provided additional valuation allowances for certain U.S. deferred tax assets in the amount of $2,232,000 due to continuing U.S. taxable losses. The Company again incurred tax losses in the U.S., partially due to certain costs (Notes 8 and 10) and discontinued operations, among other factors. Accordingly, the Company recorded the additional valuation allowances with respect to the related tax assets as of September 30, 2003.

     At September 30, 2003 and 2002, the Company had valuation allowances against certain deferred tax assets totaling $2,232,000 and $512,000, respectively. These valuation allowances relate to tax assets in jurisdictions where there is significant probability that the benefit of the assets will not be realized in the associated tax returns.

     The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                               2003       2002       2001
                                             ---------   --------  ---------
              Current:
                 U.S. Federal                $   -       $  640    $  (352)
                 State                            95        (40)       (12)
                 Foreign                         474      1,175      1,215
                                             ---------   --------  ---------
                                                 569      1,775        851
                                             ---------   --------  ---------
              Deferred:
                 U.S. Federal                  2,050     (2,081)      (199)
                 State                           -         (206)       (71)
                 Foreign                         125        (47)       264
                                             ---------   --------  ---------
                                               2,175     (2,334)      (534)
                                             ---------   --------  ---------
                                             $ 2,744     $ (559)   $   317
                                             =========   ========  =========

     Foreign deferred tax provision (benefit) is comprised principally of temporary differences related to Mexico asset purchases. The U.S. deferred expense in 2003 principally reflects the establishment of valuation allowances against certain net deferred assets, as discussed above. The U.S. deferred (benefit) in 2002 and 2001 result primarily from expenses accrued but not yet deductible for taxes and tax credit carryforwards.

     The differences between the provision (benefit) for income taxes from continuing operations computed at the U.S. statutory federal income tax rate and the provision (benefit) from continuing operations in the accompanying consolidated financial statements are as follows (in thousands):

                                               2003       2002       2001
                                             --------   --------  ---------

     Amount computed using statutory rate    $   659    $  (533)  $    329

     Foreign income                             (518)      (178)       (28)

     State taxes, net of federal benefit          63       (162)       (54)

     Permanent differences                       -          149        168

     Valuation allowances                      2,232        -          -

     Other                                       308        165        (98)
                                             --------   --------  ---------

     Provision (benefit) for income taxes    $ 2,744    $  (559)  $    317
                                             ========   ========  =========


(6)  EMPLOYEE BENEFIT PLANS:
     -----------------------

     Prior to 2002, the Company maintained several defined benefit pension plans covering substantially all union employees. During 2002, several plans related to the Company's Industrial Group (discontinued operations) were terminated, leaving one defined benefit plan covering the remaining Company's U.S. Consumer division union employees. The benefits are based upon fixed dollar amounts per years of service. The assets of the various plans (principally corporate stocks and bonds, insurance contracts and cash equivalents) are managed by independent trustees. The policy of the Company is to fund the minimum annual contributions required by applicable regulations.

     The following tables set forth the plans' funded status and other information for the fiscal years ended September 30, 2003 and 2002 (in thousands):

                                                       September 30,
                                                       -------------
                                                      2003         2002
                                                   ----------   ----------
      Change in benefit obligation:

      Obligation at beginning of year                $1,762       $3,831

      Service cost                                       50           90

      Interest cost                                     118          123

      Actuarial gain                                    179          154

      Benefit payments                                 (294)      (2,436)
                                                   ----------   ----------
      Obligation at end of year                      $1,815       $1,762
                                                   ==========   ==========

      Change in market value of plan assets:

      Market value at beginning of year              $2,108       $3,489

      Actual return on plan assets                      251          445

      Employer contributions                            146          610

      Benefit payments                                 (294)      (2,436)
                                                   ----------   ----------
      Market value at end of year                    $2,211       $2,108
                                                   ==========   ==========
      Prepaid pension asset:

      Projected benefit obligation                  $(1,815)     $(1,762)

      Plan assets at market value                     2,211        2,108
                                                   ----------   ----------
      Projected benefit obligation less than plan
      assets                                            396          346

      Unrecognized net (gain) loss from past
         experience different from assumptions           37          (69)

      Unrecognized net obligation being
         recognized over periods from 10 to
         16 years                                         2          164
                                                   ----------   ----------
      Prepaid pension asset                          $  435       $  441
                                                   ==========   ==========

     Net periodic pension costs include the following components (in thousands):

                                                  2003       2002        2001
                                              ---------  ----------  ----------

         Service  costs  -  benefits  earned
         during period                          $  50        $ 90       $ 178

         Interest cost on projected  benefit
         obligation                               118         123         245

         Expected return on plan assets          (186)       (153)       (248)

         Curtailment loss                         162         -           -

         Net amortization and deferral            -            12          76
                                              ---------  ----------  ----------

         Net periodic pension cost              $ 144        $ 72       $ 251
                                              =========  ==========  ==========

     In determining the projected benefit obligation, the weighted average discount rates utilized were 6.5%, 6.4% and 6.4% for the periods ended September 30, 2003, 2002 and 2001, respectively. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.5 % to 8.0 % in all years presented above. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

     The Company also maintains two defined-contribution plans (401k) for all non-union domestic employees and certain union employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic amount of up to 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4%, as specified in the plan. Charges to operations for these plans for the years ended September 30, 2003, 2002 and 2001 were $240,000, $243,000 and
     $588,000, respectively.

     In addition, the Company has a defined benefit retirement plan, which provides supplemental benefits for certain key executive officers, upon retirement, disability or death. The benefits are similar to those provided under the 401(k) plans, but are funded through the purchase of certain life insurance products. As of September 30, 2003 and 2002, the net liability under the plan (included in accrued liabilities), was $633,000 and $504,000, respectively. Amounts charged to expense under the plan totaled $93,000 and $118,000 in 2003 and 2002, respectively. There was no net expense under this plan in 2001.


(7)  SHAREHOLDERS' EQUITY:
     ---------------------

     The Company provides an Employee Stock Purchase Plan under which shares of its common stock can be issued to eligible employees. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10 % of their compensation at the lower of 85 % of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 2003, 2002 and 2001, 9,317, 15,370 and 9,415 shares, respectively, were issued under this plan. At September 30, 2003, there are 47,619 shares available for future purchases under the plan.

     The Company has also granted non-qualified options to key employees, under the 1988 Dixon Ticonderoga Company Executive Stock Plan, to purchase shares of its common stock at the market price on the date of grant. Under the 1988 Plan (as amended) options vest 25 % after one year; 25 % after two years; and 50 % after three years, and remain exercisable for a period of five years from the date of vesting. All options expire three months after termination of employment. At September 30, 2003, there were 183,000 options outstanding and no shares available for future grants under the 1988 Plan.

     In addition, the Dixon Ticonderoga Company 1999 Stock Option Plan (the "1999 Plan") was adopted in fiscal 1999, covering a maximum aggregate 300,000 shares. Under the 1999 Plan, qualified incentive stock options or non-qualified stock options can be granted to employees at the market price on the date of grant and which will vest on the same basis as the 1988 Plan described above. Non-qualified options under the 1999 Plan may also be issued to Company outside directors at the market price on the date of grant and which may vest over varying periods. In 2001, 159,800 options were granted to employees under the 1999 Plan. At September 30, 2003 there were 171,600 options outstanding and 128,400 shares available for future grants under the 1999 Plan.

     The following table summarizes the combined stock options activity for 2003, 2002 and 2001.

                             2003                  2002                 2001
                      --------------------  -------------------  --------------------
                       Number    Option      Number    Option     Number    Option
                      of Shares   Price     of Shares  Price     of Shares   Price
                      --------------------  -------------------  --------------------

   Options outstanding
    at beginning of year
                                                                    27,000    $8.63
                                              21,250      6.75      34,125     6.75
                          2,500      7.13      2,500      7.13      10,750     7.13
                        231,000      8.88    231,000      8.88     258,000     8.88
                                               2,500     12.88       2,500    12.88
                         10,000     11.38     10,000     11.38      10,000    11.38
                         25,000     11.00     25,000     11.00      30,000    11.00
                          5,000      4.25      5,000      4.25       7,500     4.25
                                               2,500      3.81
                        147,300      3.70    147,300      3.70
                         10,000      4.75     10,000      4.75
   Options granted
                                                                    10,000     4.75
                                                                     2,500     3.81
                                                                   147,300     3.70
   Options expired
      or canceled

                        (5,000)      4.25                          (2,500)     4.25
                                                                  (27,000)     8.63
                                            (21,250)      6.75    (12,875)     6.75
                       (59,250)      8.88                         (27,000)     8.88
                        (1,250)      7.13                          (8,250)     7.13
                        (5,000)     11.00                          (5,000)    11.00
                                             (2,500)     12.88
                                             (2,500)      3.81
                        (5,700)      3.70
                      ----------            ---------            ----------
                        354,600              430,800               457,050
                      ==========            =========            ==========

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and, accordingly, there is no compensation expense recognized for its stock option plans.

     Pro forma information related to the fair value of stock-based compensation is presented in Note 1. The pro forma amounts were estimated using the Black-Scholes valuation model assuming no dividends, expected volatility of 36% for all years presented, an average risk-free interest rate of 4.7% for all years presented and expected lives of approximately six years for all grants prior to 2001 and eight years thereafter. No options were granted in 2002 or 2003. The weighted average fair value estimates of options granted in 2001 was $2.47. The weighted average remaining lives of options granted in 2001 were 5.5 years.

     In the past, the Company made loans under the aforementioned stock option plans to certain shareholders who are executive officers, for the purchase of Company common stock pursuant to the exercise of stock options. The loans must be repaid at the time the underlying shares of common stock are sold. Interest on a portion of the loans accrues at a rate of 8%. Total shareholder loans approximated $558,000 at September 30, 2003 and 2002. No such loans have been granted since late 1999.

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


(8)  OTHER COSTS:
     ------------

     In connection with the completion of its debt restructuring in October 2002, the Company expensed approximately $625,000 of deferred financing costs associated with its previous senior debt with a consortium of lenders (which was repaid) and its previous subordinated debt agreements (which were substantially modified). This expense is included in operating income as debt refinancing costs in the accompanying Consolidated Financial Statements.

     The Company also incurred approximately $483,000 in professional fees and other costs related to unconsummated mergers and acquisitions activity pursued by the Company through its investment bankers. These costs are included in operating income as investment banking and related costs in the accompanying Consolidated Financial Statements.

(9)  OTHER INCOME:
     -------------

     Other income, net in fiscal 2003 includes $672,000 of gains from the sale of securities received by the Company as a policyholder following the demutualizations of certain insurance companies. Additionally, the Company received $380,000 and $253,000 in import duty rebates in 2003 and 2002, respectively.


(10) RESTRUCTURING AND RELATED COSTS:
     --------------------------------

     The Company began fiscal 2001 with reserves of approximately $1 million, previously provided in connection with its Restructuring and Cost Reduction Program, which was intended to improve overall financial performance in the future. The program included manufacturing plant closure and consolidation, as well as personnel reduction in manufacturing, sales and marketing and corporate activities. Approximately 300 employees (principally plant workers) were affected by the prior phases of the program. The carrying amount of property and equipment held for disposal at that time approximated $3.1 million. Management disposed of these remaining assets in 2001.

     In fiscal 2001, the Company incurred approximately $868,000 in costs (principally in Mexico) directly related to the restructuring program which were not eligible for recognition in prior periods and thus expensed as incurred in 2001.

     In fiscal 2002, the Company provided $418,000 in additional charges, principally for lease termination and employee costs related to the completion of prior phases of the restructuring program.

     Also in fiscal 2002, the Company provided approximately $1,155,000 for restructuring and improvement related costs in connection with the final phase of its Restructuring and Cost Reduction Program, which included a plant closure and further consolidation of its manufacturing operations into the Company's Mexico facility and additional personnel reductions, primarily in manufacturing and corporate activities. An additional 120 employees (principally plant workers) were affected by the final phase of the program. The carrying amount of additional property held for disposal from this final phase is approximately $200,000.

     In fiscal 2003, the Company incurred an additional $487,000 in restructuring costs related primarily to holding costs of a closed manufacturing facility (not accruable in advance) and additional severance related to personnel reductions in 2003.

     The restructuring and impairment related charges and subsequent utilization for the three fiscal years ended September 30, 2003 are summarized below (in thousands):


                                                           Losses from
                                           Employee      impairment, sale
                                          severance      and abandonment
                                          and related      of property
                                            costs         and equipment      Total
                                        --------------  -----------------  ----------
Reserve balances at September 30, 2000    $   673          $   312          $  985
2001 restructuring and impairment
  related charges                             -                868             868
Utilized in fiscal 2001                      (334)          (1,180)         (1,514)
                                        --------------  -----------------  ----------
Reserve balances at September 30, 2001        339              -               339
                                        --------------  -----------------  ----------

Additional fiscal 2002 provisions             135              283             418
2002 restructuring and impairment
  related charges                           1,110               45           1,155
                                        --------------  -----------------  ----------
Total 2002 restructuring and
  impairment related charges                1,245              328           1,573
Utilized in fiscal 2002                      (474)            (283)           (757)
                                        --------------  -----------------  ----------
Reserve balances at September 30, 2002      1,110               45           1,155
                                         --------------  -----------------  ----------

2003 restructuring and impairment
  related charges                             163              324             487
Utilized in fiscal 2003                    (1,183)            (369)         (1,552)
                                        --------------  -----------------  ----------
Reserve balances at September 30, 2003    $    90          $   -            $   90
                                        ==============  =================  ==========


(11) EARNINGS PER COMMON SHARE:
     --------------------------

     Basic earnings (loss) per common share is calculated by dividing net income
     (loss) by the weighted average number of shares outstanding. Diluted earnings per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares [consisting of stock options (Note 7) and stock warrants (Note 4)]. For the years ended September 30, 2003, 2002 and 2001, options and warrants to purchase 354,600, 730,800 and 607,250 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per share as such options and warrants were anti-dilutive.

     Weighted average common shares used in the calculation of earnings (loss) per share are as follows:

              Year                 Basic      Diluted
              ----               ----------  ----------
              2003               3,196,714   3,196,714
              2002               3,183,866   3,183,866
              2001               3,171,190   3,176,609

(12) LINE OF BUSINESS REPORTING:
     ---------------------------

     Due to the Company's sale of its Industrial Group (Note 13), the Company's continuing operations only consist of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations as of September 30, 2003, 2002 and 2001 for the years then ended (in thousands).

                                              Operating        Identifiable
                              Revenues       Profit (Loss)        Assets
                            ------------    --------------   ----------------
       2003:
          United  States     $ 53,087        $   (910)          $ 35,844
          Canada                8,705             914              6,414
          Mexico               25,569           3,731             25,965
          United Kingdom        1,321             107              1,277
          China                   156             628              2,534

       2002:
          United  States     $ 51,685        $ (1,747)          $ 41,127
          Canada                8,694             792              5,879
          Mexico               27,098           3,445             26,120
          United Kingdom        1,094              29                642
          China                    20             125              1,435

       2001:
          United  States     $ 54,837        $  2,076           $ 44,598
          Canada                8,435             527              5,673
          Mexico               23,813           2,849             29,012
          United Kingdom        1,046             (26)               674
          China                   188             (70)             1,363



(13) DISCONTINUED OPERATIONS:
     ------------------------

     In September 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. Accordingly, related operating results of the Industrial Group have been reported as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. In December 2002, the Company entered into an agreement to sell this division to local management. The transaction closed effective July 31, 2003. At closing, the Company received consideration of $500,000 in the form of a seven-year amortizing note receivable and net cash proceeds of approximately $3 million, utilized to reduce its senior debt. The Company retained tax and certain other net liabilities of approximately $800,000.

     Net revenues and income (loss) from discontinued operations are as follows (in thousands):

                                              2003        2002        2001
                                           ----------  ----------  ----------
      Net revenues                          $ 8,021     $ 9,169     $ 9,529
                                           ==========  ==========  ==========
      Income   (loss)  from   discontinued
        operations before income taxes      $  (578)    $   200     $   (85)
      Income tax benefit (expense)              -           (77)         29
                                           ----------  ----------  ----------
                                               (578)        123         (56)
                                           ----------  ----------  ----------
      Loss on disposal of Industrial Group      -           -        (1,570)
      Income tax benefit                        -           -           526
                                           ----------  ----------  ----------
                                                -           -        (1,044)
                                           ----------  ----------  ----------
      Income   (loss)  from   discontinued  $  (578)    $   123     $(1,100)
                                           ==========  ==========  ==========
      Earnings (loss) per share (basic)     $ (0.18)    $   .04     $ (0.35)
                                           ==========  ==========  ==========
      Earnings (loss) per share (diluted)   $ (0.18)    $   .04     $ (0.35)
                                           ==========  ==========  ==========

     Income (loss) from discontinued operations includes pre-tax gains on sales of assets of $208 and $1,202 in 2002 and 2001, respectively, attributable to the sale of the Company's Graphite and Lubricants division. In addition, interest expense of $270, $342 and $427 has been allocated to income (loss) from discontinued operations in 2003, 2002 and 2001, respectively, based upon the identifiable assets of such operations. The loss on disposal in 2001 includes the anticipated loss on the sale of the New Castle Refractories division of $468, a provision for the termination of that division's pension plans of $432, and a provision for anticipated operating losses of $670.

     Assets and liabilities relating to discontinued operations, included in the accompanying Consolidated Balance Sheet as of September 30, 2002 are as follows (in thousands):

           Current assets                           $ 3,905
           Property, plant and equipment, net           386
           Current liabilities                       (1,254)
           Long-term liabilities and other, net        (813)
                                                  ------------
           Net assets of discontinued operations    $ 2,224
                                                  ============


(14) COMMITMENTS AND CONTINGENCIES:
     ------------------------------

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

     In December 2002, the Company entered into a strategic distribution arrangement with a third-party logistics partner to provide turn-key distribution of the Company's products to its U.S. customers through June 2005. The Company incurred approximately $933,000 under this arrangement in 2003. The minimum remaining payments under the related contract are approximately $945,000 in 2004 and $709,000 in 2005.

     The Company leases certain manufacturing equipment under a five-year noncancelable operating lease arrangement. The rental expense under this lease was $433,000, $410,000 and $372,000 in 2003, 2002 and 2001,
     respectively. Annual future minimum rental payments are approximately $372,000 per year in 2004 and $93,000 in 2005.

     The Company, in the normal course of business, is party in certain litigation. In 1996, a decision was rendered by the Superior Court of New Jersey in Hudson County finding the Company responsible for $1.94 million in certain environmental clean-up costs relating to a claim under New Jersey's Environmental Clean-Up Responsibility Act (ECRA) by a 1984 purchaser of industrial property from the Company. All subsequent appeals were denied and as a result of the judgment, the Company paid $3.6 million in 1998 to satisfy this claim in full, including all accrued interest. The Company continued to pursue other responsible parties for indemnification and/or contribution to the payment of this claim and in fiscal 2000 the Company reached settlements with its various insurers for reimbursement of legal costs. In 2001, a pending malpractice suit against its previous legal counsel was settled and the Company received $575,000 (reflected as a reduction in selling and administrative expenses).

     The Company is involved in various legal proceedings incident to the conduct of its business. The Company does not expect the proceedings to have a material effect on the Company's future results of operations or financial position.

     The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $269,000 as of September 30, 2003), the resolution of these matters will not materially affect the Company's future results of operations or financial position.


(15) RELATED PARTY TRANSACTIONS
     --------------------------

     A member of the Company's board of directors is a partner of a law firm which represents the Company in various legal matters. The Company incurred approximately $241,000, $33,000 and $20,000 for professional services rendered by this firm in the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

(16) SUMMARY  OF  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)
     -----------------------------------------------------------
     (In Thousands, Except Per Share Data):
     --------------------------------------

               2003:                         First     Second     Third    Fourth
               -----                       ---------  ---------  --------- --------
Revenues (a)                                $15,870    $18,893    $26,940   $27,135
Income (loss) from continuing operations       (933)       146      1,850    (1,912) (c)
Income (loss) from discontinued operations       -        (252)       (59)     (267) (c)
Net income (loss)                              (933)      (106)     1,791    (2,179) (c)

Earnings (loss) per share: (b)
  Continuing operations:
   Basic                                       (.29)       .04        .58      (.60)
   Diluted                                     (.29)       .04        .58      (.60)
  Discontinued operations:
   Basic                                         -        (.07)      (.02)     (.08)
   Diluted                                       -        (.07)      (.02)     (.08)
  Net income (loss):
   Basic                                       (.29)      (.03)       .56      (.68)
   Diluted                                     (.29)      (.03)       .56      (.68)

               2002:                         First     Second     Third    Fourth
               -----                       ---------  ---------  --------- --------
Revenues (a)                                $17,496    $17,928    $28,148   $25,019
Income (loss) from continuing operations       (775)      (656)     1,358      (610)
Income (loss) from discontinued operations       -         131         -         (8)
Net income (loss)                              (775)      (525)     1,358      (618)

Earnings (loss) per share: (b)
  Continuing operations:
   Basic                                       (.24)      (.21)       .43      (.19)
   Diluted                                     (.24)      (.21)       .43      (.19)
  Discontinued operations:
   Basic                                         -         .04         -         -
   Diluted                                       -         .04         -         -
  Net income (loss):
   Basic                                       (.24)      (.17)       .43      (.19)
   Diluted                                     (.24)      (.17)       .43      (.19)

(a) Certain reclassifications were made to classify certain sales incentives as reductions of gross revenues and/or increases in cost of goods sold that were previously classified as selling expenses (See Note 1 to Consolidated Financial Statements).
(b) Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.
(c) The fourth quarter of fiscal 2003 reflects the impact of providing for additional valuation allowances for the Company's U.S. deferred tax assets in the amounts of $2,232 and $190, included in continuing operations and discontinued operations, respectively (see Note 5).

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                ------------------------------------------------

           FOR THE THREE YEARS ENDED SEPTEMBER 30, 2001, 2000 and 1999
           -----------------------------------------------------------


                       Balance at    Additions      Additions to       Balance
                       Beginning      Charged     (Deductions From)   at  Close
    Description        of Period     to Income        Reserves        of Period
--------------------  ------------  ------------   ---------------   -----------

Allowance for Doubtful Accounts:

Year Ended
  September 30, 2003  $ 1,381,780   $   315,026    $ (267,584) (1)   $ 1,429,222
                      ============  ============   ===============   ===========

Year Ended
  September 30, 2002  $ 1,482,524   $   193,979    $ (294,723) (1)   $ 1,381,780
                      ============  ============   ===============   ===========

Year Ended
  September 30, 2001  $ 1,418,908   $   151,263    $  (87,647) (1)   $ 1,482,524
                      ============  ============   ===============   ===========
(1) Write-off of accounts considered to be uncollectible (net of recoveries).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
        AND FINANCIAL DISCLOSURES
        -------------------------

     None.


ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

                                    PART III
                                    --------


ITEM 10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY
--------------------------------------------------------------

     Certain information required under this Item with respect to Directors and Executive Officers will be contained in the Company's 2003 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

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

             Name                  Age                     Title
             ----                  ---                     -----

Gino N. Pala                        75  Chairman  of the  Board  since  February
(Father-in-law of Richard F. Joyce)     1989;   President  and  Chief  Executive
                                        Officer or Co-Chief Executive Officer since 1978.

Richard F. Joyce                    48  Vice   Chairman   of  the  Board   since
(Son-in-law of Gino N. Pala)            January  1990;  President  and  Co-Chief
                                        Executive   Officer  since  March  1999;
                                        prior   thereto   President   and  Chief
                                        Operating   Officer,   Consumer   Group,
                                        since    March, 1996;   Executive   Vice
                                        President  and  Chief  Legal   Executive
                                        since February 1991; Corporate Counsel since July 1990.

Richard A. Asta                     47  Executive  Vice President of Finance and
                                        Chief  Financial  Officer since February
                                        1991;    prior   thereto   Senior   Vice
                                        President - Finance and Chief  Financial
                                        Officer since March 1990; and Director since May 1999.

Leonard D. Dahlberg, Jr.            52  Executive  Vice  President of Operations
                                        since   August  2000;   Executive   Vice
                                        President  of  Procurement  since  April
                                        1999;   prior  thereto   Executive  Vice
                                        President,   Industrial   Group,   since
                                        March 1996;  Executive Vice President of
                                        Manufacturing / Consumer        Products
                                        division since August 1995;  Senior Vice
                                        President   of    Manufacturing    since
                                        February   1993;   Vice   President   of
                                        Manufacturing since March 1990.

John Adornetto                      62  Vice President and Corporate  Controller
                                        since   January   1991;   prior  thereto
                                        Corporate   Controller  since  September
                                        1978.

Diego Cespedes Creixell             45  President,  Grupo  Dixon  S.A.  de C.V.,
                                        since  August  1996 and  Director  since
                                        May 2000.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information required under this Item will be contained in the Company's 2003 Proxy Statement which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information required under this Item will be contained in the Company's 2003 Proxy Statement which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information required under this Item will be contained in the Company's 2003 Proxy Statement which is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

     Information required under this Item will be contained in the Company's 2003 Proxy Statement which is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) Documents filed as part of this report:

      1.   Financial statements

           See index under Item 1. Financial Information.

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

           (2)   c. Asset Purchase  Agreement  dated December 23, 2002,  between
                 Dixon   Ticonderoga   Company,   as  Seller   and  New   Castle
                 Refractories Company, Inc., Inc., as Buyer with addenda.

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

           (10) g.Second Modification of Amended and Restated Revolving Credit Loan and Security Agreement by and among Dixon Ticonderoga

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

           (10) k. Fourth Modification of Amended and Restated Revolving Credit Loan and Security Agreement.8

           (10) l. Second Modification of Amended and Restated Term Loan Agreement.8

           (10)  m. Amendment No. 2 to Note and Warrant Purchase Agreement.8

           (10)  n. Loan and Security  Agreement by and among Dixon  Ticonderoga
                 Company   and   its    Subsidiaries    and   Foothill   Capital
                 Corporation.10

           (10) o. Dixon Ticonderoga Company Amended and Restated Note and Warrant Purchase Agreement, 12.5% Senior Subordinated Notes, due October 3, 2005.10

           (21)  Subsidiaries of the Company.

           (23)  Consent of Independent Certified Public Accountants.

           (31.1)Chairman   of  the  Board  and   Co-Chief   Executive   Officer
                 Certification pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           (31.2)Vice  Chairman  of the Board  and  Co-Chief  Executive  Officer
                 Certification pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           (31.3)Executive  Vice  President  of  Finance  and  Chief   Financial
                 Officer Certification pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           (32.1)Chairman   of  the  Board  and   Co-Chief   Executive   Officer
                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (32.2)Vice  Chairman  of the Board  and  Co-Chief  Executive  Officer
                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (32.3)Executive  Vice  President  of  Finance  and  Chief   Financial
                 Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K:

          On August 15, 2003,  the Company filed a Form 8-K which included as an exhibit its press release dated August 13, 2003, regarding its third fiscal quarter results.

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




        /s/  Gino N. Pala
        ----------------------------
        Gino N. Pala                Chairman of Board, Co-Chief
                                    Executive Officer and Director
                                    Date:  December 29, 2003
        /s/  Richard F. Joyce
        ----------------------------
        Richard F. Joyce            Vice Chairman of Board,
                                    Co-Chief Executive Officer,
                                    President and Director
                                    Date:  December 29, 2003
        /s/  Richard A. Asta
        ----------------------------
        Richard A. Asta             Executive Vice President of
                                    Finance, Chief Financial
                                    Officer and Director
                                    Date:  December 29, 2003
        /s/  Diego Cespedes Creixell
        ----------------------------
        Diego Cespedes Creixell     President, Grupo Dixon S.A. de
                                    C.V., and Director
                                    Date:  December 29, 2003
        /s/  Philip M. Shasteen
        ----------------------------
        Philip M. Shasteen          Director
                                    Date:  December 29, 2003
        /s/  Ben Berzin, Jr.
        ----------------------------
        Ben Berzin, Jr.             Director
                                    Date:  December 29, 2003
        /s/  Kent Kramer
        ----------------------------
        Kent Kramer                 Director
                                    Date:  December 29, 2003
        /s/  John Ritenour
        ----------------------------
        John Ritenour               Director
                                    Date:  December 29, 2003
        /s/  Wesley D. Scovanner
        ----------------------------
        Wesley D. Scovanner         Director
                                    Date:  December 29, 2003