Form 10-K/A
DIXON TICONDEROGA CO
filed 2004-01-28
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K / A

                                Amendment No. 1

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

Based on the closing  sales price on December 31,  2003,  the  aggregate  market
value  of  the  voting  stock  held  by   non-affiliates   of  the  Company  was
$8,862,729.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2003: 3,202,149 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act.)                       Yes [ ]        No [ X ]

Documents  Incorporated  by  Reference:  None.

EXPLANATORY NOTE: The purpose of this Amendment No. 1 is to include the information required under Part III, Items 10-14 of Form 10-K for Dixon Ticonderoga Company (the "Company") for the year ended September 30, 2003, and not previously included in the Company's Annual Report on Form 10-K and required exhibits under Part IV, Item 15.


                                    Part III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

The  Dixon  Ticonderoga  Company  Board Of  Directors,  Executive  Officers  And
--------------------------------------------------------------------------------

Committees
----------


Structure
---------

     Our Board of Directors consists of nine seats which are divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term.


Directors With Terms Expiring in 2004
-------------------------------------

     GINO N. PALA, 75, Chairman of the Board of Directors and Co-Chief Executive Officer of the Company since 1999; prior thereto, Chairman, President and Chief Executive Officer of the Company since 1989. Mr. Pala has been a director of the Company since 1978. Mr. Pala is the father-in-law of Mr. Joyce.

     RICHARD F. JOYCE, 48, Vice Chairman of the Board of Directors, President and Co-Chief Executive Officer of the Company since 1999; prior thereto, Vice Chairman, President and Chief Operating Officer of the Company's Consumer Group and Chief Legal Executive since 1996. Mr. Joyce has been a director of the Company since 1982. Mr. Joyce is the son-in-law of Mr. Pala.

     JOHN RITENOUR, 52, Chief Executive Officer, Insurance Office of America (insurance agency) since 1989. Mr. Ritenour has been a director of the Company since 1999.


Directors with Terms Expiring in 2005
-------------------------------------

     PHILIP M. SHASTEEN, 54, attorney, stockholder and member of the Board of Directors of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, LLC (law firm) since 1992. Mr. Shasteen has been a director of the Company since 1986.

     RICHARD A. ASTA, 47, Executive Vice President of Finance and Chief Financial Officer of the Company since 1990. Mr. Asta has been a director of the Company since 1999.

     WESLEY D. SCOVANNER, 57, President, Wesley D. Scovanner & Associates, Inc., (financial and business consulting) since 1983. Mr. Scovanner was appointed to fill a vacant seat on the board in December 2002.

Directors with Terms Expiring in 2006
-------------------------------------

     BEN BERZIN, JR., 55, Executive Vice President, PNC Bank, N.A. (commercial bank) since 1990. Mr. Berzin has been a director of the Company since 1994.

     KENT KRAMER, 59, Chief Executive Officer of Professional Sports Marketing, Inc. (sports marketing) since 1992. Mr. Kramer has been a director of the Company since 1997.

     DIEGO CESPEDES CREIXELL, 45, President, Grupo Dixon S.A. de C.V., (an indirect subsidiary of the Company) since 1996. Mr. Cespedes has been a director of the Company since 2000.


Executive Officers
------------------

     In addition to Messrs. Pala, Joyce, Asta and Cespedes, the following persons are executive officers of the Company:

     LEONARD D. DAHLBERG, JR., 53, Executive Vice President of Operations since August 2000; prior thereto Executive Vice President of Procurement since 1999; prior thereto Executive Vice President, Industrial Group from 1996 until 1999; prior thereto Executive Vice President of Manufacturing/Consumer Products
Division from 1995 until 1996; prior thereto Senior Vice President of Manufacturing from 1993 until 1995.

     JOHN ADORNETTO, 62, Vice President and Corporate Controller since 1991.


Audit Committee
---------------

     The Company's Audit Committee performs certain functions and has responsibilities as set forth in the report below. Present members of the committee are Messrs. Ben Berzin, Jr. (Chairman), Kent Kramer and Wesley D. Scovanner, all independent (as defined in the American Stock Exchange listing standards) members of the Board. During fiscal 2003, the committee held four meetings. The audit committee has adopted a written charter that outlines its responsibilities.

     Our Board of Directors has determined that the Company has at least one audit committee financial expert serving on its audit committee. That person is Mr. Scovanner and he has been determined to be independent as that term is defined in Item 7 (d) (5) (iv) of Schedule 14A.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Based solely upon a review of our records during the past fiscal year, all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 were filed on a timely basis.


Code of Ethics
--------------

     The  Company has  adopted a code of ethics  that  applies to its  principal
executive  officers,   principal  financial  officer  and  principal  accounting
officer.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------


Director Compensation
---------------------

     Of our current Board members, Messrs. Pala, Joyce, Asta and Cespedes are salaried employees of the Company. Board members who are not salaried employees of Dixon Ticonderoga Company receive separate compensation for Board service. That compensation includes an annual retainer of $7,500 and attendance fees of $400 for each Board meeting and $450 for each Board committee meeting. Salaried employee Board members receive attendance fees of $350 for each Board meeting. We also reimburse the non-employee Board members for expenses related to their attendance. In the past, Board members were granted options to purchase Company common stock, but no options have been granted to Board members in fiscal 2002 or 2003. However on December 19, 2003 an option was granted to Board member Wes Scovanner to purchase 5,000 shares of Company common stock at an exercise price of $3.41 per share because the Company had neglected to grant him an option when his Board service commenced.


Employment Agreements
---------------------

     The Company has an employment agreement with Mr. Pala which has a rolling one-year term until the Company or Mr. Pala terminates it. As of December 31, 2003, Mr. Pala is to receive base salary at a rate of not less than $278,800 per annum, subject to increase from time to time in accordance with normal business practices of the Company and, if so increased, the salary may not be decreased. Under the agreement, Mr. Pala is also entitled to participate in other compensation programs and other benefits of the Company.

     The Company may terminate Mr. Pala's employment for cause (as defined in the Agreement), in which case the Company will pay Mr. Pala his full salary through the date of termination. If the Company terminates the agreement other than for cause or other than for Mr. Pala's disability, or if Mr. Pala terminates the agreement for good reason (as defined in the agreement), Mr. Pala will:

        o   Continue to receive his full salary through the date of termination;

        o Receive an amount equal to the product of (i) his annual salary, multiplied by (ii) the greater of the number of years remaining in the term of employment under the agreement or the number two, such payment to be made (a) if resulting from a termination based on a change of control of the Company, in a lump sum on or before the fifth day following the date of termination, or (b) if resulting from any other cause, in substantially equal semi-monthly installments; and

        o Receive a bonus in an amount determined by multiplying his base salary by a percentage that is the average percentage of base salary that was paid (or payable) to him as a bonus under any Company bonus plan or arrangement, for the three full fiscal years of the Company immediately preceding the termination.

     The Company has entered into employment agreements with Messrs. Joyce, Asta and Dahlberg which are similar in their terms to the agreement the Company entered into with Mr. Pala, except that Mr. Joyce's, Mr. Asta's and Mr. Dahlberg's minimum salaries as of December 31, 2003, are $225,802, $196,370 and $123,690 per annum, respectively.

Certain Transactions
--------------------

     The Company has loans outstanding to Messrs. Pala, Joyce and Asta in the principal amounts of $204,000, $127,000 and $125,000, respectively. The proceeds of the loans were used by the borrowers to purchase common stock from the Company at the time that they exercised stock options. At the time, the shares of common stock are sold, the loans must be repaid. Interest on a portion of the loans accrues at the rate of 8% per annum. The loans were made prior to the enactment of the Sarbanes-Oxley Act of 2002.


Executive Compensation
----------------------

     The following tables show salaries, bonuses and other compensation paid during the last three fiscal years and aggregate options granted in 2001 for the Chairman and Co-Chief Executive Officer, the President and Co-Chief Executive Officer and the Company's other executive officers. No options were granted to executive officers in fiscal 2002 or 2003.

--------------------------------------------------------------------------------
                           Summary Compensation Table
                           --------------------------               Long-Term
                        .........Annual.....Compensation.........  Compensation
                                                                      Awards
-------------------------------------------------------------------------------
                                                       Other        Securities
      Name and                                         Annual       Underlying
Principal Position        Year    Salary    Bonus   Compensation(1) Options (#)
-------------------------------------------------------------------------------
Gino N. Pala               2003  $278,800  $ 52,275   $ 30,680          -0-
  Chairman and Co-Chief    2002  $278,800        -0-  $ 39,846          -0-
  Executive Officer        2001  $278,800  $ 11,000   $ 41,096      26,600
-------------------------------------------------------------------------------
Richard F. Joyce           2003  $225,802  $ 42,338   $ 39,703          -0-
  President and Co-Chief   2002  $225,802        -0-  $ 37,827          -0-
  Executive Officer        2001  $223,269  $  9,393   $ 32,525      31,500
-------------------------------------------------------------------------------
Richard A. Asta            2003  $196,370  $ 34,365   $ 30,751          -0-
  Executive Vice President 2002  $196,370        -0-  $ 34,133          -0-
  of Finance and Chief     2001  $194,423  $  7,549   $ 25,911      19,800
  Financial Officer
-------------------------------------------------------------------------------
Diego Cespedes Creixell    2003  $191,780  $ 33,000   $ 26,229          -0-
  President, Grupo Dixon   2002  $182,939  $ 22,969   $ 11,298          -0-
  S.A. de C.V.             2001  $149,633  $  8,417   $ 21,032      15,000
-------------------------------------------------------------------------------
Leonard D. Dahlberg, Jr.   2003  $123,690  $ 13,915   $ 19,527          -0-
  Executive Vice President 2002  $123,690        -0-  $ 19,179          -0-
  of Operations            2001  $121,896  $  9,277   $ 13,791       7,800
-------------------------------------------------------------------------------
John Adornetto             2003  $121,600  $ 13,680   $ 10,275          -0-
  Vice President and       2002  $121,600        -0-  $ 11,875          -0-
  Corporate Controller     2001  $120,433  $  7,120   $  7,037       8,100
-------------------------------------------------------------------------------

(1) The totals in this column reflect the aggregate value of the Company contributions under a modified 401(k) Thrift Plan, 401(k) Mirror Plan, gain from the exercise of stock options and subsidiary stock bonus plan, directors fees and perquisites (including personal and non-plan benefits).

Aggregated Option Exercises in 2003 and 2003 Year-End Option Values
-------------------------------------------------------------------

     No options were exercised in fiscal 2003. The following table provides information with respect to the shares of Company common stock underlying options at 2003 fiscal year end.

                                    Number of Securities Underlying
                                    -------------------------------
                                    Unexercised Options at Year-End
                                    -------------------------------

Name                               Exercisable        Unexercisable
----                               ------------       -------------

Gino N. Pala                         44,800                13,300

Richard F. Joyce                     72,000                15,750

Richard A. Asta                      36,900                 9,900

Diego Cespedes Creixell              26,250                   -0-

Leonard D. Dahlberg, Jr.             18,900                 3,900

John Adornetto                       15,300                 4,050


Options Granted in Fiscal 2003
------------------------------

     No options to purchase shares of the Company's Common Stock were granted to executive officers in fiscal 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------


Security Ownership of Directors and Executive officers
------------------------------------------------------

     The following table shows, as of January 13, 2004, the Dixon Ticonderoga Company common stock owned beneficially by the directors, nominees for directors and executive officers of the Company.
-------------------------------------------------------------------------------
                                             Amount and Nature      Percentage
                                               of Beneficial        of Voting
Name of Beneficial Owner                         Ownership          Securities
-------------------------------------------------------------------------------
Gino N. Pala                                      693,270(1)           21.4%
Richard F. Joyce                                  254,255(2)            7.8%
Richard A. Asta                                    95,045(3)            2.9%
Diego Cespedes Creixell                            26,250(4)              *
Philip M. Shasteen                                 26,269(5)              *
Ben Berzin, Jr.                                    24,500(5)              *
Kent Kramer                                        20,500(5)              *
Wesley D. Scovanner                                 5,000(8)              *
John Ritenour                                      20,000(5)              *
Leonard D. Dahlberg, Jr.                           26,994(6)              *
John Adornetto                                     26,224(7)              *
All directors and executive officers as a group 1,218,307(9)           35.2%

* Indicates  ownership is less than 1%.

(1) Includes 253,270 shares owned by him over which he has sole voting and investment power and 440,000 shares over which he has shared voting power. In addition, includes an option to purchase 44,800 shares that can be exercised within the next sixty days.
(2) Includes options to purchase 72,000 shares that can be exercised within the next sixty days; a trust which owns 97,420 shares for which Mr. Joyce's wife acts as Trustee; shares owned by Mr. Joyce jointly with his wife;
     shares owned by Mr. Joyce's wife as custodian for their children; and shared owned by their children.
(3) Includes options to purchase 36,900 shares that can be exercised within the next sixty days.
(4) Includes options to purchase 26,250 shares that can be exercised within the next sixty days.
(5) Includes options to purchase 10,000 shares that can be exercised within the next sixty days.
(6) Includes options to purchase 18,900 shares that can be exercised within the next sixty days.
(7) Includes options to purchase 15,300 shares that can be exercised within the next sixty days.
(8) Includes option to purchase 5,000 shares that can be exercised within the next sixty days.
(9) Includes options to purchase 259,150 shares that can be exercised within the next sixty days.

Persons Owning More Than Five Percent Of Dixon Ticonderoga Company Stock
------------------------------------------------------------------------

     The following table shows, as of January 13, 2004, all persons we know to be "beneficial owners" of more than 5% of Dixon Ticonderoga Company common stock.(1)

--------------------------------------------------------------------------------------------------
                                    Voting              Dispositive
                                   Authority             Authority          Total Amount
                                   ---------             ---------         Of Beneficial     Percent
Name and Address                 Sole    Shared         Sole    Shared       Ownership      Of Class
-----------------------------------------------------------------------------------------------------
Gino N. Pala                    253,270*  440,000(2)   693,270*     -0-       693,270*        21.4%
c/o Dixon Ticonderoga Company
195 International Parkway
Heathrow, FL  32746

Richard F. Joyce                114,145** 140,110(3)   114,145** 140,110(3)   254,255**        7.8%
c/o Dixon Ticonderoga Company
195 International Parkway
Heathrow, FL  32746

Avocet Capital Management L.P.  179,700   179,700      179,700   179,700      179,700          5.6%
5508 Highway 290 West
Suite 207
Austin, TX 78735

Jarden Corporation                 -0-    440,000(2)      -0-       -0-       440,000(2)      13.7%
555 Theodore Fremd Avenue
Suite B302
Rye, NY  10580

Loeb Arbitrage Fund             202,110     6,790      202,110     6,790      208,900          6.5%
Loeb Partners Corporation
Loeb Offshore Fund
61 Broadway
New York, NY  10006


* Includes option to purchase 44,800 shares that can be exercised within the next 60 days.

** Includes option to purchase 72,000 shares that can be exercised within the next 60 days.

(1) "Beneficial Ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially own" Company stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share) the power to vote the stock, or to sell it, or you have the right to acquire it within 60 days.

(2) On January 9, 2004, Gino N. Pala granted an option to vote under certain circumstances 440,000 shares to Jarden Corporation. The option was reported on a Form 8-K filed by the Company on January 12, 2004.

(3) Includes a trust which owns 97,420 shares for which Mr. Joyce's wife acts as Trustee; shares owned by Mr. Joyce jointly with his wife; shares owned by Mr. Joyce's wife as custodian for their children; and shared owned by their children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     See Item 11. Executive Compensation, for discussion of certain transactions involving executive officers of the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------


Audit Fees
----------

     The aggregate fees billed by PricewaterhouseCoopers LLP, the Company's independent accountants, for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended September 30, 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the that fiscal year were $254,000 of which an aggregate amount of $148,000 had been billed through September 30, 2003. Audit fees in fiscal 2002 were $227,500.


Financial Information Systems Design and Implementation Fees
------------------------------------------------------------

     PricewaterhouseCoopers LLP did not provide the Company with services relating to financial information systems design and implementation for the fiscal year ended September 30, 2003.


All Other Fees
--------------

     The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company, other than the services described above under "Audit Fees" and "Financial Information Systems Design and Implementation Fees," for the fiscal year ended September 30, 2003 and 2002 were $269,000 and $108,000, respectively, and consisted principally of fees for audits of the Company's benefit plans and fees for tax related services. In reviewing non-audit services that may have been provided by PricewaterhouseCoopers LLP, including any services under "Financial Information System Design and Implementation Fee," above, the Company's Audit Committee considered whether the provision of such services was compatible with maintaining the independence f PricewaterhouseCoopers LLP.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) Documents filed as part of this report:

      1.   Financial statements

           See index under Item 8. of Form 10-K, Financial Statements and Supplementary Data

      2.   Exhibits

           The following exhibits are required to be filed as part of this Annual Report on Form 10-K/A:

           (2)      c. Asset Purchase Agreement dated December 23, 2002, between
                    Dixon  Ticonderoga   Company,   as  Seller  and  New  Castle
                    Refractories Company, Inc., Inc., as Buyer with addenda.7

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

           (4)      a. Specimen Certificate of Company Common Stock2

           (4)      b. Amended and Restated Stock Option Plan3

           (10) b. 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement1

           (10) c. 12.00% Senior Subordinated Notes, Due 2003, Common Stock Purchase Warrant Agreement1

           (10) j. Amendment No. 1 to 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement.4

           (10)     m. Amendment No. 2 to Note and Warrant Purchase Agreement.5

           (10)     n.  Loan  and   Security   Agreement   by  and  among  Dixon
                    Ticonderoga   Company  and  its  Subsidiaries  and  Foothill
                    Capital Corporation.6

           (10) o. Dixon Ticonderoga Company Amended and Restated Note and Warrant Purchase Agreement, 12.5% Senior Subordinated Notes, due October 3, 2005.6

           (21)     Subsidiaries of the Company.7

           (23)     Consent of Independent Certified Public Accountants.7

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

           (32.1)   Chairman  of  the  Board  and  Co-Chief   Executive  Officer
                    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.7

           (32.2) Vice Chairman of the Board and Co-Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.7

           (32.3) Executive Vice President of Finance and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.7

           (99.A11) Code of Ethics

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

3Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

4Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, file number 0-2655, filed in Washington, D.C.

5Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, file number 0-2655, filed in Washington, D.C.

6Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002, file number 0-2655, filed in Washington, D.C.

7Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2003, file number 0-2655, filed in Washington, D.C.

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

Dated:  January 28, 2004