Form 10-Q
period 2003-12-31
DIXON TICONDEROGA CO
filed 2004-02-13
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                       Yes [ ] No [X]

The  total  number  of  shares  of  the   registrant's   Common  Stock,  $1  par
value,outstanding on December 31, 2003, was 3,202,149.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART  I.      FINANCIAL INFORMATION

Item 1.       Financial Information

              Consolidated Balance Sheets --
              December 31, 2003 and September 30, 2003                      3

              Consolidated Statements of Operations --
              For The Three Months Ended  December 31, 2003 and 2002        4

              Consolidated Statements of Comprehensive Loss
              For The Three Months Ended  December 31, 2003 and 2002        5

              Consolidated Statements of Cash Flows --
              For The Three Months Ended  December 31, 2003 and 2002        6

              Notes to Consolidated Financial Statements                  7 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11 - 14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk   15

Item 4.       Controls and Procedures                                      15

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                           16 - 17

              Signatures                                                   18

              Certifications                                             19 - 24

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.
-------
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                 December 31,
                                                    2003         September 30,
                                                 (Unaudited)          2003
                                               ---------------   ---------------
    ASSETS
    ------

CURRENT ASSETS:
  Cash and cash equivalents                     $    540,892      $  1,032,974
  Receivables, less allowance for doubtful
   accounts of $1,213,727 at December 31, 2003
   and $1,429,222 at September 30, 2003.          20,581,708        28,326,743
  Inventories                                     30,159,593        26,439,361
  Other current assets                             2,044,798         2,350,813
                                               ---------------   ---------------
   Total current assets                           53,326,991        58,149,891
                                               ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                               6,731,529         6,737,943
  Machinery and equipment                          8,297,416         8,288,647
  Furniture and fixtures                           1,280,075         1,307,980
                                               ---------------   ---------------
                                                  16,309,020        16,334,570
   Less accumulated depreciation                  (8,447,794)       (8,225,067)
                                               ---------------   ---------------
                                                   7,861,226         8,109,503
                                               ---------------   ---------------
OTHER ASSETS                                       5,513,271         5,774,649
                                               ---------------   ---------------
                                                $ 66,701,488      $ 72,034,043
                                               ===============   ===============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Notes payable                                 $  6,089,390      $  6,382,065
  Current maturities of long-term debt            12,639,691        13,227,965
  Accounts payable                                 7,778,369         9,102,711
  Accrued liabilities                              6,408,033         8,496,182
                                               ---------------   ---------------
   Total current liabilities                      32,915,483        37,208,923
                                               ---------------   ---------------
LONG-TERM DEBT                                    12,127,180        12,510,860
                                               ---------------   ---------------
DEFERRED INCOME TAXES AND OTHER                    1,080,340           894,601
                                               ---------------   ---------------
MINORITY INTEREST                                    560,783           578,530
                                               ---------------   ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized 100,000            -               -
   shares, none issued
  Common stock, par $1, authorized 8,000,000
   shares, issued 3,710,309 shares                 3,710,309         3,710,309
  Capital in excess of par value                   3,547,567         3,547,567
  Retained earnings                               22,800,151        23,679,772
  Accumulated other comprehensive loss            (6,182,209)       (6,238,403)
                                               ---------------   ---------------
                                                  23,875,818        24,699,245
  Less shareholder loans                            (557,721)         (557,721)
  Less treasury stock, at cost (508,160 shares)   (3,300,395)       (3,300,395)
                                               ---------------   ---------------
                                                  20,017,702        20,841,129
                                               ---------------   ---------------
                                                $ 66,701,488       $72,034,043
                                                ===============   ==============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                    2003               2002
                                               ---------------   ---------------
REVENUES                                        $ 15,478,620      $ 15,869,790
                                               ---------------   ---------------

COST AND EXPENSES:
  Cost of goods sold                              10,055,762        10,457,256
  Selling and administrative expenses              5,718,290         5,728,236
  Provision for restructuring and related cost          -               74,550
  Debt refinancing costs                                -              624,662
                                               ---------------   ---------------
                                                  15,774,052        16,884,704
                                               ---------------   ---------------

OPERATING LOSS                                      (295,432)       (1,014,914)

OTHER INCOME                                            -              440,820

INTEREST EXPENSE                                    (774,088)         (804,227)
                                               ---------------   ---------------

LOSS BEFORE INCOME TAX BENEFIT AND
  MINORITY INTEREST                               (1,069,520)       (1,378,321)

INCOME TAX BENEFIT                                   180,739           436,553
                                               ---------------   ---------------
                                                    (888,781)         (941,768)

MINORITY INTEREST                                      9,160             9,238
                                               ---------------   ---------------

NET LOSS                                         $  (879,621)     $   (932,530)
                                               ===============   ===============

LOSS PER COMMON SHARE (BASIC):                   $      (.27)     $       (.29)
                                               ===============   ===============

LOSS PER COMMON SHARE (DILUTED):                 $      (.27)     $       (.29)
                                               ===============   ===============

SHARES OUTSTANDING:
  Basic                                            3,202,149         3,192,832
                                               ===============   ===============
  Diluted                                          3,202,149         3,192,832
                                               ===============   ===============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
           ----------------------------------------------------------



                                                   THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                   2003          2002
                                               --------------  --------------

NET LOSS                                        $  (879,621)    $  (932,530)

OTHER COMPREHENSIVE INCOME (LOSS):

  Current  period  adjustment  to recognize
   fair value of cash flow hedges                    79,875          14,257

  Foreign currency translation adjustments          (23,681)       (468,504)
                                               --------------  --------------

TOTAL COMPREHENSIVE LOSS                        $  (823,427)    $(1,386,777)
                                               ==============  ==============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          2003          2002
                                                       ------------  -----------
Cash flows from operating activities:

Net loss                                               $ (879,621)   $ (932,530)

Adjustment to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                           553,987       609,057
  Deferred taxes                                          308,102       433,620
  Provision for doubtful accounts receivable               68,273       117,584
  Loss (gain) attributable to foreign currency
   exchange                                                44,557      (116,114)
  Loss attributable to minority interest                   (9,160)       (9,238)
  Changes in assets [(increase) decrease] and
   liabilities [increase (decrease)]:
   Receivables, net                                     7,648,445     9,580,033
   Inventories                                         (3,866,530)   (2,834,198)
   Other current assets                                   307,663       878,063
   Accounts payable and accrued liabilities            (2,959,554)   (6,417,918)
   Other assets                                             8,645       109,253
                                                       ------------  -----------

Net cash provided by operating activities               1,224,807     1,417,612
                                                       ------------  -----------

Cash flows from investing activities:
  Purchases of plant and equipment, net                  (193,856)     (386,483)
                                                       ------------  -----------

Cash flows from financing activities:
  Principal reductions of notes payable                  (150,379)   (1,597,469)
  Principal reductions of long-term debt                 (971,953)  (15,173,814)
  Proceeds from long-term debt                               -       14,449,123
  Debt refinancing costs                                     -         (549,193)
  Other non-current liabilities                              -          (99,745)
                                                       ------------  -----------

Net cash used in financing activities                  (1,122,332)   (2,971,098)
                                                       ------------  -----------

Effect of exchange rate changes on cash                    64,788        79,614
                                                       ------------  -----------

Net decrease in cash and cash equivalents                 (26,593)   (1,860,355)

Cash and cash equivalents, beginning of period            567,485     2,589,493
                                                       ------------  -----------

Cash and cash equivalents, end of period                $ 540,892     $ 729,138
                                                       ============  ===========

Supplemental Disclosures:
  Cash paid during the period:
   Interest                                              $812,965    $2,483,514
   Income taxes                                           270,466     1,290,899

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   BASIS OF PRESENTATION:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of December 31, 2003, and the results of their operations and cash flows for the three months ended December 31, 2003 and 2002, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

     Certain prior year amounts have been reclassified to conform with the current year classifications.

2.   INVENTORIES:

     Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at December 31, 2003 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                           December 31,   September 30,
                                              2003            2003
                                           ------------   -------------
      Raw materials                          $12,105        $10,486
      Work in process                          1,774          2,198
      Finished goods                          16,281         13,755
                                           ------------   -------------
                                             $30,160        $26,439
                                           ============   =============

3.   RECENT ACCOUNTING PRONOUNCEMENTS:

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

     In December 2003, the FASB issued Statement No. 132 (revised 2003), "Employers' Disclosures About Pensions and Other Post-Retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" (collectively

     "Statement No. 132(R)"). Statement No. 132(R) incorporates all of the disclosure requirements of Statement No. 132 "Employers Disclosures about Pensions and Other Post-Retirement Benefits" and increases annual disclosure requirements to include more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company will be required to adopt the new annual disclosure requirements effective September 30, 2004.

     Statement No. 132(R) also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company is required to adopt the interim-period disclosure requirements of Statement No. 132(R) effective March 31, 2004. Because Statement No. 132(R) pertains only to disclosure provisions, the Company's adoption of Statement No. 132(R) will not have an impact on the Company's financial condition, results of operations or cash flows.

4.   RESTRUCTURING AND RELATED COSTS:

     In fiscal 2003, the Company completed its comprehensive Restructuring and Cost Reduction Program, including the final phase of consolidation of its manufacturing operations. The Company had reserved $90,000 of employee severance and related costs as of September 30, 2003.

     The restructuring costs reserve and utilization since September 30, 2003 are summarized below (in thousands):



          Reserve balances at September 30, 2003          $ 90

          Payments in quarter ended December 31, 2003      (32)
                                                       ----------
          Reserve balances at December 31, 2003           $ 58
                                                       ==========

     In the prior year quarter  ended  December 31, 2002,  the Company  incurred
     approximately   $75,000  for  costs  associated  with  the  shutdown  of  a manufacturing facility, which were not accruable in advance.

5.   DEBT FINANCING COSTS:

     In connection with the completion of its debt restructuring in October 2002, the Company expensed approximately $625,000 of deferred financing costs in the quarter ended December 31, 2002 associated with its previous senior debt arrangements with a consortium of lenders and its previous subordinated debt agreements.

6. OTHER INCOME:

     Other income represents import duty rebates received in the quarter ended December 31, 2002.

7. LINE OF BUSINESS REPORTING:

     The Company's operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three-month periods ended December 31, 2003 and 2002 (in thousands).

                                                  Operating
                                                   Profit
                                       Revenues    (Loss)
                                     ------------ ------------
                  2003:
                     United States     $ 9,240      $   309
                     Canada              1,594           17
                     Mexico              4,363         (549)
                     United Kingdom        281            8
                     China                   1          (80)
                                     ------------ ------------
                                       $15,479      $  (295)
                                     ============ ============

                  2002:
                     United States     $ 9,479      $(1,059)
                     Canada              1,740          162
                     Mexico              4,344          (88)
                     United Kingdom        286            6
                     China                  21          (36)
                                     ------------ ------------
                                       $15,870      $(1,015)
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

8. STOCK OPTIONS - PRO FORMA DISCLOSURES:

     The Company has adopted the disclosure-only provisions of FASB Statements No. 123 and No. 148, and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net loss and loss per share would have been as follows if the fair value estimates were used to record compensation expense:

                                               Three Months Ended
                                                  December 31,
                                            2003                2002
                                       ----------------    ----------------
Net loss, as reported                     $ (879,621)        $ (932,530)
Deduct:  total stock-based employee
  compensation expense determined
  under the fair value based method,
  net of related tax effects                 (21,290)           (18,400)
                                       ----------------    ----------------
Pro forma net loss                        $ (900,911)        $ (950,930)
                                       ================    ================

Loss per share:
    Basic                                 $     (.27)        $     (.30)
                                       ================    ================
    Diluted                               $     (.27)        $     (.30)
                                       ================    ================

9. SUBSEQUENT EVENTS:

     On January 9, 2004, the Company and Jarden Corporation (NYSE: JAH) signed an exclusivity agreement to allow Jarden to evaluate a potential transaction among the companies whereby Jarden or its affiliate may acquire all of the outstanding shares of the Company's common stock at a price of $5 per share, subject to, among other things, due diligence and entering into definitive acquisition agreements. The exclusivity agreement was amended on February 10, 2004 to extend the expiration date from February 10, 2004 until February 29, 2004 and to contemplate a possible acquisition by Jarden of common stock or assets. No assurance can be made that a transaction with Jarden can or will be consummated.

     In addition, on January 9, 2004, the Company's Chairmen entered into an option agreement, which grants Jarden, under certain circumstances, an option to buy 440,000 shares of the Chairmen's common stock at a purchase price of $5 per share, and a support agreement which provides the Chairman certain severance benefits if a transaction with Jarden is consummated. Moreover, certain other executives of the Company also executed support agreements with Jarden which obligate the executives to remain in the employ of the company for periods ranging from 12 to 36 months after the date of consummation of a transaction with Jarden and which provide the executives with certain severance benefits if they remain in the employ of the Company upon the terms and conditions provided in their support agreements.

Item 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

     REVENUES for the quarter ended December 31, 2003, decreased $391,000 from the prior year. The changes are detailed below:

                               Increase           % Increase (Decrease)
                              (Decrease)     ------------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer        $ (239)         (3)       (2)      (1)
         Foreign Consumer       (152)         (2)        5       (7)

     U.S. Consumer revenue decreased 2.5% overall primarily in the educational market as major wholesalers continued a shift in buying patterns away from the Company's first fiscal quarter to its later quarters. Foreign Consumer revenue decreased principally due to a combined decline in the value of foreign currencies when compared to the U.S. dollar. The decrease in the value of the Mexican peso affected revenues by $425,000, while the Canadian dollar and British pound strengthened to increase revenue by $270,000. In addition, revenues in Mexico were adversely affected by a less favorable mix of products sold, despite higher unit volume.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August, 1998. In the short term after such a devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales denominated in U.S. dollars.
     OPERATING LOSS improved $720,000 principally due to the prior year's quarterly results reflecting $75,000 in restructuring and related costs as well as $625,000 in costs expensed in connection with the Company's debt refinancing. Excluding these items, consolidated operating loss improved by $20,000. U.S. operating results (excluding the aforementioned items) increased $668,000. This improvement is primarily due to manufacturing cost reductions brought about by the Company's consolidation efforts and which account for the continuing improvement in consolidated cost of goods sold (65% of revenues as compared with 66% of revenues in the prior year quarter). In addition, U.S. selling and administrative expenses were reduced due to the Company's cost reduction program and improved distribution costs. Foreign operating results decreased $648,000. The operating loss in Mexico increased $461,000 due to lower gross profit from less favorable mix of products sold during the quarter; manufacturing inefficiencies from certain new plant processes; and high foreign currency exchange losses. Somewhat higher selling and administrative costs and currency exchange losses reduced operating profit in Canada by $145,000.
     OTHER INCOME represents import duty rebates received in the prior year quarter.
     INTEREST   EXPENSE   decreased   $30,000  on  lower  overall   consolidated
borrowings.
     INCOME TAX benefit decreased to 17% from 32% of loss from operations before income taxes. Income tax benefit in the December 31, 2003 quarter represents foreign tax benefit only. Despite the continuing improvement in U.S. operating results, the Company incurred a U.S. tax loss during the period and, accordingly, recorded further valuation allowances to offset its deferred tax assets.

     MINORITY INTEREST represents approximately 3% of the net results from operations of the Company's Mexico subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company generated approximately $1.2 million in cash flows from operating activities in the first quarter of fiscal 2004, as compared with $1.4 million in the prior year period. Increased Mexico accounts receivable and higher Mexico inventories (reflecting increased production and lead-time for shipments to the U.S., as well as the deferral of purchases by certain educational wholesalers) reduced cash flows in the current year period. These factors were largely offset by lower cash flows needed to extinguish trade payables, interest and restructuring liabilities during the current quarter.
     The Company's fiscal 2003 investing activities included approximately $200,000 in net purchases of property and equipment, compared to $400,000 in the prior year period. The reduction reflects the disposal of the Company's refractory division as well as lower foreign purchases during the period. Generally, all major capital projects are discretionary in nature. A purchase commitment exists with respect to one project for certain computer software enhancements approximating $300,000. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
     In October 2002, the Company completed a financing agreement with a new senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Wells Fargo Foothill provided a three-year $28 million senior debt facility which replaced the Company's previous senior debt with a consortium of lenders. The new senior debt arrangement provided approximately $5 million in increased working capital liquidity for operations and to make certain subordinated debt payments.
     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate, plus 0.75%, or the prevailing LIBOR rate, plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its variable rate debt at 8.98% through August 2005.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of December 31, 2003, the Company had approximately $15 million of unused lines of credit available.
     In October 2002, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company had only been required to pay monthly installments of $50,000 through December 2003 and $150,000 per month, commencing January 2004 through the maturity date. However, the Company paid a total of $3.5 million in principal through December 31, 2003 and expects to make additional excess payments to its subordinated lenders through the maturity date in October 2005. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and excess payments totaling at least an additional $5.5 million by 2005 (due to restrictions imposed under the new senior debt facility or otherwise) warrants issued to the noteholders equivalent to up to approximately 1.7% of the diluted common shares outstanding for each $1 million in remaining unpaid additional principal will become exercisable at an exercise price of $.01 per share. The first date at which a portion of the warrants issued to the subordinated noteholders will become exercisable is March 31, 2004, when warrants to purchase up to 2.5% of the diluted common shares outstanding will become exercisable if aggregate payments to the subordinated noteholders are less than $4.75 million through that date. The Company expects to make sufficient additional payments to avoid the exerciseability of part or all of the March 2004 warrants. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the subordinated notes is 12.5% through maturity in October 2005. The new subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the new senior debt agreements.
     In addition, the Company's Mexico subsidiary had approximately $15 million in bank lines of credit ($9 million unused) as of December 31, 2003, expiring at various dates from March 2004 through December 2004, which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexico government securities. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company believes that amounts available from its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through 2005. The Company's Mexico subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring lines of credit.
     The Company has been assisted by investment bankers and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value.
     On January 9, 2004, the Company and Jarden Corporation (NYSE: JAH) signed an exclusivity agreement to allow Jarden to evaluate a potential transaction among the companies whereby Jarden or its affiliate may acquire all of the outstanding shares of the Company's common stock at a price of $5 per share, subject to, among other things, due diligence and entering into definitive acquisition agreements. The exclusivity agreement was amended on February 10, 2004 to extend the expiration date from February 10, 2004 until February 29, 2004 and to contemplate a possible acquisition by Jarden of common stock or assets. No assurance can be made that a transaction with Jarden can or will be consummated.
     In addition, on January 9, 2004, the Company's Chairmen entered into an option agreement, which grants Jarden, under certain circumstances, an option to buy 440,000 shares of the Chairmen's common stock at a purchase price of $5 per share, and a support agreement which provides the Chairman certain severance benefits if a transaction with Jarden is consummated. Moreover, certain other executives of the Company also executed support agreements with Jarden which obligates the executives to remain in the employ of the company for periods ranging from 12 to 36 months from the date of consummation of a transaction with Jarden and which provide the executives with certain severance benefits if they remain in the employ of the company upon the terms and conditions provided in their support agreements.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of Statement No. 150 is not expected to have any impact on the Company's consolidated financial statements.
     In December 2003, the FASB issued Statement No. 132 (revised 2003), "Employers' Disclosures About Pensions and Other Post-Retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" (collectively "Statement No. 132(R)"). Statement No. 132(R) incorporates all of the disclosure requirements of Statement No. 132 "Employers Disclosures about Pensions and Other Post-Retirement Benefits" and increases annual disclosure requirements to include more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company will be required to adopt the new annual disclosure requirements effective September 30, 2004.
     Statement No. 132(R) also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company is required to adopt the interim-period disclosure requirements of Statement No. 132(R) effective March 31, 2004. Because Statement No. 132(R) pertains only to disclosure provisions, the Company's adoption of Statement No. 132(R) will not have an impact on the Company's financial condition, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations, including payments due under its subordinated debt; management's expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; its expectations regarding the Company's ability to utilize certain tax benefits in the future; the probability of completing a transaction with Jarden Corporation; and the avoidance of the exercisability of part or all of the March 2004 warrants issued to the Company's subordinated noteholders. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the shareholders' ownership will be diluted by the issuance of common stock to the Company's subordinated lenders; the Company's lenders will not continue to fund the Company in the future; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies; difficulties encountered with the consolidation and cost-reduction program; increased competition; decrease in revenues; U.S. and foreign economic factors; foreign currency exchange risk; interest rate fluctuation risk; and the risk that negotiations with Jarden Corporation will be terminated before the execution of definitive agreements, among others.

Item 3.
-------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 39% of the Company's fiscal 2003 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of December 31, 2003, approximately 50% of total short and long-term debt is fixed, at rates between 8% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $100,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

Item 4.
-------


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

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibit and Reports on Form 8-K.
-------  --------------------------------

(a) Documents filed as part of this report:

        1.  Financial statements
            --------------------

            See index under Item 1. Financial Information.

        2.  Exhibits
            ---------

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

            (4)  b.  Amended and Restated Stock Option Plan3

            (10) b. 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement1

            (10) c. 12.00% Senior Subordinated Notes, Due 2003, Common Stock Purchase Warrant Agreement1

            (10) j. Amendment No. 1 to 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement.4

            (10) m.  Amendment No. 2 to Note and Warrant Purchase  Agreement. 5

            (10) n.  Loan  and   Security   Agreement  by  and  among  Dixon
                     Ticonderoga Company and its Subsidiaries and Foothill Capital Corporation. 6

            (10) o.  Dixon Ticonderoga  Company Amended and Restated Note and
                     Warrant  Purchase  Agreement,   12.5%  Senior  Subordinated
                     Notes, due October 3, 2005.6

            (21)     Subsidiaries of the Company. 7

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

            (99.A11) Code of Ethics8


1Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, file number 0-2655, filed in Washington, D.C.

2Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, file number 0-2655, filed in Washington, D.C.

3Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, file number 0-2655, filed in Washington, D.C.

4Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, file number 0-2655, filed in Washington, D.C.

5Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, file number 0-2655, filed in Washington, D.C.

6Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31 2002, file number 0-2655, filed in Washington, D.C.

7Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2003, file number 0-2655 filed in Washington, D.C.

8Incorporated by reference to the Company's report on Form 10-K/A, Amendment No. 1, for the year ended September 30, 2003, file number 0-2655, filed in Washington, D.C.


(b) Reports on Form 8-K:

     On December 29,  2003,  the Company  filed a Form 8-K which  included as an exhibit its press release dated December 29, 2003, regarding its fourth fiscal quarter and fiscal year end results.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DIXON TICONDEROGA COMPANY


Date:  February 13, 2004      By: /s/ GINO N. PALA
       -----------------          -----------------------
                                  Gino N. Pala
                                  Chairman of Board, Co-Chief
                                  Executive Officer and Director


Date:  February 13, 2004      By: /s/ RICHARD A. ASTA
       -----------------          -----------------------
                                  Richard A. Asta
                                  Executive Vice President of Finance,
                                  Chief Financial Officer and Director


Date:  February 13, 2004      By: /s/ JOHN ADORNETTO
       -----------------          -----------------------
                                  John Adornetto
                                  Vice President, Corporate Controller and
                                  Chief Accounting Officer