Form 10-Q
period 2004-03-31
DIXON TICONDEROGA CO
filed 2004-05-14
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on March 31, 2004, was 3,202,149.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                       Page
                                                                       ----

PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           March 31, 2004 and September 30, 2003                          3

           Consolidated Statements of Operations -- For The
           Three and Six Months Ended March 31, 2004 and 2003             4

           Consolidated Statements of Comprehensive Income
           (Loss) -- For The Three and Six Months Ended March
           31, 2004 and 2003                                              5

           Consolidated Statements of Cash Flows -- For The
           Six Months Ended March 31, 2004 and 2003                       6

           Notes to Consolidated Financial Statements                  7-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11-14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    15

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders           16

Item 6.    Exhibits and Reports on Form 8-K                           16-18

           Signatures                                                    19

           Certifications                                             20-25

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.
-------
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                         March 31,
                                                            2004        September 30,
                                                        (Unaudited)         2003
                                                        -------------  -------------
    ASSETS
    ------
CURRENT ASSETS:
   Cash and cash equivalents                            $   831,884    $ 1,032,974
   Receivables, less allowance for doubtful accounts
     of $1,360,090 at March 31, 2004 and $1,429,222 at
     September 30, 2003                                  26,005,082     28,326,743
   Inventories                                           32,777,013     26,439,361
   Other current assets                                   1,941,723      2,350,813
                                                        -------------  -------------
      Total current assets                               61,555,702     58,149,891
                                                        -------------  -------------
PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                     8,090,158      8,056,169
   Machinery and equipment                               11,270,938     11,158,157
   Furniture and fixtures                                 1,382,616      1,385,857
                                                        -------------  -------------
                                                         20,743,712     20,600,183
                                                        -------------  -------------
      Less accumulated depreciation                     (12,921,830)   (12,490,680)
                                                        -------------  -------------
                                                          7,821,882      8,109,503
                                                        -------------  -------------
OTHER ASSETS                                              5,380,256      5,774,649
                                                        -------------  -------------
                                                        $74,757,840    $72,034,043
                                                        =============  =============
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
   Notes payable                                        $11,618,782    $ 6,382,065
   Current maturities of long-term debt                  14,443,275     13,227,965
   Accounts payable                                       9,883,374      9,102,711
   Accrued liabilities                                    5,671,809      8,496,182
                                                        -------------  -------------
      Total current liabilities                          41,617,240     37,208,923
                                                        -------------  -------------
LONG-TERM DEBT                                           11,434,562     12,510,860
                                                        -------------  -------------
DEFERRED INCOME TAXES AND OTHER                           1,025,241        894,601
                                                        -------------  -------------
MINORITY INTEREST                                           577,184        578,530
                                                        -------------  -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized 100,000 shares,
     none issued                                                -              -
   Common stock, par $1, authorized 8,000,000 shares,
     issued 3,710,309 shares in 2004 and 2003             3,710,309      3,710,309
   Capital in excess of par value                         3,547,567      3,547,567
   Retained earnings                                     22,826,584     23,679,772

   Accumulated other comprehensive loss                  (6,122,731)    (6,238,403)
                                                        -------------  -------------
                                                         23,961,729     24,699,245
                                                        -------------  -------------
   Less shareholder loans                                  (557,721)      (557,721)
                                                        -------------  -------------
   Less treasury stock, at cost (508,160 shares)         (3,300,395)    (3,300,395)
                                                        -------------  -------------
                                                         20,103,613     20,841,129
                                                        -------------  -------------
                                                        $74,757,840    $72,034,043
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
           ----------------------------------------------------------

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                        2004           2003          2004           2003
                                        ----           ----          ----           ----

REVENUES                             $18,950,950     $18,892,890    $34,429,570    $34,762,680
                                     -------------   -------------  -------------  -------------
COST AND EXPENSES:
  Cost of goods sold                  11,338,662      11,047,589     21,394,424     21,504,845
  Selling and administrative
   expenses                            6,111,058       6,753,058     11,829,348     12,481,294
  Provision for restructuring and
   related costs                             --          229,138            --         303,688
  Debt refinancing costs                     --              --             --         624,662
  Investment banking and related costs   340,310             --         340,310            --
                                     -------------   -------------  -------------  -------------
                                      17,790,030      18,029,785     33,564,082     34,914,489
                                     -------------   -------------  -------------  -------------
OPERATING INCOME (LOSS)                1,160,920         863,105        865,488       (151,809)
OTHER INCOME                                 --              --            --          440,820
INTEREST EXPENSE                        (832,917)       (857,847)    (1,607,005)    (1,662,074)
                                     -------------   -------------  -------------  -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAX
  (BENEFIT) AND MINORITY INTEREST        328,003           5,258       (741,517)    (1,373,063)
INCOME TAX (EXPENSE) BENEFIT            (285,479)        155,983       (104,740)       592,536
MINORITY INTEREST                        (16,091)        (16,119)        (6,931)        (6,881)
                                     -------------   -------------  -------------  -------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                              26,433         145,122       (853,188)      (787,408)
DISCONTINUED OPERATIONS, NET OF
  INCOME TAXES                               --         (251,438)           --        (251,438)
                                     -------------   -------------  -------------  -------------
NET INCOME (LOSS)                    $    26,433     $  (106,316)   $  (853,188)   $(1,038,846)
                                     =============   =============  =============  =============
EARNINGS (LOSS) PER COMMON SHARE
  (BASIC):
  Continuing operations              $      0.01     $      0.05    $     (0.27)   $     (0.25)
  Discontinued operations                    --            (0.08)           --           (0.08)
                                     -------------   -------------  -------------  -------------
  Net income (loss)                  $      0.01     $     (0.03)   $     (0.27)   $     (0.33)
                                     =============   =============  =============  =============
EARNINGS (LOSS) PER COMMON SHARE
  (DILUTED):
  Continuing operations              $      0.01     $      0.05    $     (0.27)   $     (0.25)
  Discontinued operations                    --            (0.08)           --           (0.08)
                                     -------------   -------------  -------------  -------------
  Net income (loss)                  $      0.01     $     (0.03)   $     (0.27)   $     (0.33)
                                     =============   =============  =============  =============
Shares Outstanding:
  Basic                                3,202,149       3,192,832      3,202,149      3,192,832
                                     =============   =============  =============  =============
  Diluted                              3,227,176       3,192,832      3,202,149      3,192,832
                                     =============   =============  =============  =============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
       ------------------------------------------------------------------
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
           ----------------------------------------------------------

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            MARCH 31,                   MARCH 31,
                                    -------------------------   -------------------------
                                      2004           2003           2004           2003
                                    -----------   -----------   -----------  ------------

NET INCOME (LOSS)                   $  26,433     $(106,316)    $(853,188)    $(1,038,846)
OTHER COMPREHENSIVE INCOME (LOSS):
Current   period   adjustment  to
  recognize  fair  value  of cash
  flow hedges                          36,295        23,390       116,170         37,647
Foreign   currency    translation
  adjustments                          23,183       146,804          (498)      (321,700)
                                    -----------   -----------   -----------  ------------
COMPREHENSIVE INCOME (LOSS)         $  85,911     $  63,878     $(737,516)   $(1,322,899)
                                    ===========   ===========   ===========  ============


























           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------
               FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
               ------------------------------------------------

                                                        2004              2003
                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                $     (853,188)   $    (787,408)
Net loss from discontinued operations                         --          (251,438)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                         1,078,102        1,197,665
  Deferred taxes                                          308,102          497,432
  Provision for doubtful accounts receivable              209,272          236,856
  Gain attributable to foreign currency exchange         (112,567)         (45,675)
  Income attributable to minority interest                  6,931            6,881
  Changes in assets and liabilities:
   Receivables, net                                     2,058,204        1,667,022
   Inventories                                         (6,313,500)      (3,866,556)
   Other current assets                                   409,365        1,089,308
   Accounts payable and accrued liabilities            (1,748,028)      (7,081,707)
   Other assets                                           (80,997)          82,466
                                                   ----------------  ---------------
Net cash used in operations                            (5,038,304)      (7,255,154)
                                                   ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment, net                    (438,569)        (746,501)
                                                   ----------------  ---------------
Net cash used in investing activities                    (438,569)        (746,501)
                                                   ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable                         5,430,577        2,166,530
Net proceeds from long-term debt                          139,012        4,436,984
Debt refinancing costs                                        --          (549,193)
Other non-current liabilities                                 --           (99,745)
                                                   ----------------  ---------------
Net cash provided by financing activities               5,569,589        5,954,576
                                                   ----------------  ---------------
Effect of exchange rate changes on cash                  (293,806)         (14,228)
                                                   ----------------  ---------------
Net decrease in cash and cash equivalents                (201,090)      (2,061,307)

Cash and cash equivalents, beginning of period          1,032,974        2,589,493
                                                   ----------------  ---------------
Cash and cash equivalents, end of period           $      831,884    $     528,186
                                                   ================  ===============
Supplemental Disclosures:
  Cash paid during the period:
   Interest                                        $    1,618,558    $   3,326,285
   Income taxes                                           557,202          548,014





           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   BASIS OF PRESENTATION:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary to present fairly the financial position of Dixon Ticonderoga Company and subsidiaries as of March 31, 2004, and the results of their operations and cash flows for the six months ended March 31, 2004 and 2003, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

     Certain prior year amounts have been reclassified to conform with the current year classifications.

2.   INVENTORIES:

     Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at March 31, 2004 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                     March 31,    September 30,
                                       2004          2003
                                    ----------   --------------
            Raw materials            $ 12,664      $ 10,486
            Work in process             2,739         2,198
            Finished goods             17,374        13,755
                                    ----------   --------------
                                     $ 32,777      $ 26,439
                                    ==========   ==============

3.   RECENT ACCOUNTING PRONOUNCEMENTS:

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

     Statement No. 132(R) also amends Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting" to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company was required to adopt the interim-period disclosure requirements of Statement No. 132(R) effective March 31, 2004.

     Because Statement No. 132(R) pertains only to disclosure provisions, the Company's adoption of Statement No. 132(R) did not have an impact on the Company's financial condition, results of operations or cash flows.

     In March 2004, the FASB issued a proposed statement, "Share-Based Payment - an amendment of Statements No. 123 and 95" that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company would be required to adopt this proposed statement in its 2006 fiscal year, and its adoption is not expected to have a material impact in the Company's financial condition, results of operations or cash flows.

4.   RESTRUCTURING AND RELATED COSTS:

     In fiscal 2003, the Company completed its comprehensive Restructuring and Cost Reduction Program, including the final phase of consolidation of its manufacturing operations. The Company had reserved $90,000 of employee severance and related costs as of September 30, 2003.

     The restructuring costs reserve and utilization since September 30, 2003 are summarized below (in thousands):

        Reserve balances at September 30, 2003               $  90

        Payments in the six months ended March 31, 2004        (54)
                                                           -----------
        Reserve balances at March 31, 2004                   $  36
                                                           ===========


     In the prior year period ended March 31, 2003, the Company incurred approximately $304,000 for costs associated with the shutdown of a manufacturing facility, which were not accruable in advance.

5.   LONG-TERM DEBT:

     In connection with the completion of its debt restructuring in October 2002, the Company expensed approximately $625,000 of deferred financing costs in the six-month period ended March 31, 2003 associated with its previous senior debt arrangements with a consortium of lenders and its previous subordinated debt agreements.

     In March 2004, the Company and its subordinated lenders amended their warrant agreements to extend the vesting date of certain warrants from March 31 to May 31, 2004.

6.   OTHER INCOME:

     Other income represents import duty rebates received in the period ended March 31, 2003.

7.   LINE OF BUSINESS REPORTING:

     The Company's operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three and six-month periods ended March 31, 2004 and 2003 (in thousands).


                                 Three Months               Six Months
                          -------------------------- -------------------------
                                        Operating                   Operating
                            Revenues   Profit (Loss)  Revenues    Profit (Loss)
                          ------------ ------------- ------------ -------------
       2004:
          United States    $  9,309     $   (251)     $ 18,549     $      57
          Canada              1,532          127         3,127           145
          Mexico              7,734        1,151        12,097           602
          United Kingdom        375           41           656            48
          China                   1           93             1            13
                          ------------ ------------- ------------ -------------
                           $ 18,951     $  1,161      $ 34,430     $     865
                          ============ ============= ============ =============

       2003:
          United States    $ 10,026     $   (560)     $ 19,505     $  (1,619)
          Canada              1,543           (4)        3,283           158
          Mexico              6,940        1,129        11,284         1,040
          United Kingdom        307           16           593            22
          China                  77          282            98           247
                          ------------ ------------- ------------ -------------
                           $ 18,893     $    863      $ 34,763     $    (152)
                          ============ ============= ============ =============

     The United States operating loss in each period includes unallocated corporate expenses.

8.   STOCK OPTIONS - PRO FORMA DISCLOSURES:

     The Company has adopted the disclosure-only provisions of FASB Statements No. 123 and No. 148, and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net income (loss) and income (loss) per share would have been as follows if the fair value estimates were used to record compensation expense:


                                         Three Months Ended            Six Months Ended
                                             March 31,                    March 31,
                                          2004         2003          2004           2003
                                       -----------  -----------  -------------  -------------

Net income (loss) reported              $ 26,433     $(106,316)   $(853,188)     $(1,038,846)
Estimated stock
  compensation expense                    21,290        22,747       42,580           45,494
                                       -----------  -----------  -------------  -------------
Pro forma net income (loss)             $  5,143     $(129,063)   $(895,768)     $(1,084,340)
                                       ===========  ===========  =============  =============
Pro forma income (loss) per share:
    Basic                               $   --       $   (.04)    $    (.28)     $     (.34)
                                       ===========  ===========  =============  =============
    Diluted                             $   --       $   (.04)    $    (.28)     $     (.34)
                                       ===========  ===========  =============  =============

9.   INVESTMENT BANKING AND RELATED COSTS:

     On January 9, 2004, the Company and Jarden Corporation (NYSE: JAH) signed an exclusivity agreement to allow Jarden to evaluate a potential transaction among the companies whereby Jarden or its affiliate may acquire all of the outstanding shares of the Company's common stock at a price of $5 per share, subject to, among other things, due diligence and entering into definitive acquisition agreements. The exclusivity agreement was later amended several times to extend the expiration date. On March 29, 2004, the companies terminated their discussions. The Company incurred approximately $340,000 in costs associated with the potential transaction which are classified as investment banking and related costs in the accompanying financial statements.

Item 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

     REVENUES for the quarter ended March 31, 2004 increased $58,000 from the same period last year. The changes are as follows:

                               Increase         % Increase (Decrease)
                              (Decrease)     ---------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer           (717)        (7)      (7)          -
         Foreign Consumer         775          8       10           2

     U.S. Consumer revenue decreased primarily in the educational and commercial markets as major wholesalers continued their shift in buying patterns to closer to the back-to-school season (the Company's later fiscal quarters) to better manage their inventory levels throughout the year. Foreign Consumer revenue increased primarily in Mexico on higher volume in the mass retail channel.
     Revenues for the six months ended March 31, 2004 decreased $333,000 from the same period last year. The changes are as follows:

                               Increase         % Increase (Decrease)
                              (Decrease)     ---------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer           (955)        (5)      (5)          -
         Foreign Consumer         622          4        2           2

     U.S. Consumer revenue decreased primarily in the educational market for the reasons discussed above. Foreign Consumer revenue increased primarily due to the higher volume in the Mexico mass market, despite the negative effects of the decrease in the value of the Mexican peso earlier in the fiscal year.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August of 1998. A less significant devaluation occurred in 2003. In the short term after such devaluations, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through local currency financing and by export sales to the U.S. denominated in U.S. dollars.
     OPERATING INCOME increased $298,000 from the prior year quarter. U.S. operating results increased $308,000 despite the aforementioned decrease in revenue. This quarter includes $340,000 of investment banking and related costs (see Note 9 to Consolidated Financial Statements). Excluding these costs and restructuring charges of $229,000 in the prior year quarter, this U.S. operating results improved $420,000. This increase is primarily due to manufacturing cost reductions brought about by the Company's consolidation efforts and reduced selling costs (principally salaries, commissions and sales incentives) which contributed towards an improvement in consolidated selling and administrative costs (32.2% of revenue as compared to 35.7% in the prior year's quarter). Foreign Consumer operating profit was virtually unchanged as lower gross profit margins offset higher revenues in Mexico.

     Operating income in the six months ended March 31, 2004 increased $1,017,000 over the same period last year. Excluding the aforementioned investment banking costs and prior year restructuring costs of $304,000 and debt refinancing costs of $625,000 (see Notes 4 and 5 to Consolidated Financial Statements), operating income increased $429,000. U.S. Consumer (excluding the aforementioned items) increased $1,087,000. Despite lower revenues, the Company's consolidation and cost reduction programs significantly improved U.S. gross margins. In addition, lower U.S. advertising, marketing, distribution and personnel costs decreased consolidated selling and administrative costs (34.3% of revenue as compared to 35.9% in the prior year). Foreign operating profit decreased $659,000, primarily in Mexico and China. Mexico experienced lower gross margins due to a less favorable mix of product sold and continuing competitive pricing pressures. Higher material costs decreased China's operating profits.
     OTHER INCOME in the prior year represents import duty rebates received. The Company's opportunity to receive import duty rebates in the future is subject to certain Federal legislation and other factors.
     INTEREST EXPENSE decreased $25,000 and $55,000 in the three and six months ended March 31, 2004, respectively, due to decreased average borrowing levels.
     INCOME TAX increased $441,000 and $697,000 in the three and six months ended March 31, 2004, respectively. The income tax expense in each period represents foreign tax expense only. Despite the continuing improvement in U.S. operating results, the Company incurred a U.S. tax loss in both periods and, accordingly, recorded further valuation allowances to offset any U.S. deferred tax assets created in these periods.
     MINORITY INTEREST represents approximately 3% of the net results from operations of the Company's Mexico subsidiary.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flows used in operations improved $2.2 million in the six months ended March 31, 2004. Higher U.S. inventory levels due to the shift in buying patterns of certain of its customers and the addition of safety stock during a move of its distribution center adversely affected cash flows during the period. However, this was more than offset by enhanced accounts payable management and by lower cash flows needed to extinguish trade payables, interest and restructuring liabilities during the current year period.
     The Company's fiscal 2004 investing activities included approximately $439,000 in net purchases of property and equipment, compared to $747,000 in the prior year period. The reduction reflects the disposal of the Company's refractory division as well as lower capital purchases in Mexico during the period. Generally, all major capital projects are discretionary in nature. A purchase commitment exists with respect to certain computer software enhancements approximating $300,000. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
     The Company's financing agreements with its senior lender and subordinated lenders run through fiscal 2005. Wells Fargo Foothill provides a three-year $28 million senior debt facility.
     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate, plus 0.75%, or the prevailing LIBOR rate, plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans originally aggregating $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. In an attempt to better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its variable rate debt at 8.98% through August 2005.

     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of March 31, 2004, the Company had approximately $13 million of unused lines of credit available under the senior debt facility.
     The Company also has $16.5 million of Senior Subordinated Notes with a maturity date to 2005. The Company had only been required to pay monthly installments of $50,000 through December 2003 and $150,000 per month, commencing January 2004 through the maturity date. However, the Company has paid a total of $4.2 million in principal through March 31, 2004 and expects to make additional excess payments to its subordinated lenders through the maturity date in October 2005. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and excess payments totaling at least an additional $4.8 million by 2005 (due to restrictions imposed under the senior debt facility or otherwise) warrants issued to the noteholders equivalent to up to approximately 1.7% of the diluted common shares outstanding for each $1 million in remaining unpaid additional principal will become exercisable at an exercise price of $.01 per share. Under the subordinated note agreement, as amended, the first date at which a portion of the warrants issued to the subordinated noteholders will become exercisable is May 31, 2004, when warrants to purchase up to 2.5% of the diluted common shares outstanding will become exercisable if aggregate payments to the subordinated noteholders are less than $5.05 million through that date. The Company expects to make sufficient additional payments to avoid the grant of part or all of the May 31, 2004 warrants. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the senior debt collateral agreements described above). The interest rate on the subordinated notes is 12.5% through maturity in October 2005. The subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the senior debt agreements.
     In addition,  the  Company's  Mexico  subsidiary  had  approximately  $15.5 million in bank lines of credit ($4 million unused) as of March 31, 2004, expiring at various dates from September 2004 through December 2004, which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexico government securities. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company believes that amounts available from its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through 2005. The Company's Mexico subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring lines of credit.
     The Company has recently been assisted by investment bankers and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value. The Company continues to pursue strategic alternatives, including a potential sale.
     On January 9, 2004, the Company and Jarden Corporation (NYSE: JAH) signed an exclusivity agreement to allow Jarden to evaluate a potential transaction among the companies whereby Jarden or its affiliate may acquire all of the outstanding shares of the Company's common stock at a price of $5 per share, subject to, among other things, due diligence and entering into definitive acquisition agreements. The exclusivity agreement was later amended several times to extend the expiration date. On March 29, 2004, the companies terminated their discussions.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In December 2003, the FASB issued Statement No. 132 (revised 2003), "Employers' Disclosures About Pensions and Other Post-Retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" (collectively "Statement No. 132(R)"). Statement No. 132(R) incorporates all of the disclosure requirements of Statement No. 132 "Employers Disclosures about Pensions and Other Post-Retirement Benefits" and increases annual disclosure requirements to include more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company will be required to adopt the new annual disclosure requirements effective September 30, 2004.
     Statement No. 132(R) also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company was required to adopt the interim-period disclosure requirements of Statement No. 132(R) effective March 31, 2004. Because Statement No. 132(R) pertains only to additional disclosures included herein, the Company's adoption of Statement No. 132(R) did not have an impact on the Company's financial condition, results of operations or cash flows.
     In March 2004, the FASB issued a proposed statement, "Share-Based Payment - an amendment of Statements No. 123 and 95" that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company would be required to adopt this proposed statement in its 2006 fiscal year, and its adoption is not expected to have a material impact in the Company's financial condition, results of operations or cash flows.


FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations, including payments due under its subordinated debt; management's expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; its expectations regarding the Company's ability to utilize certain tax benefits in the future; and the avoidance of the exercisability of part or all of the warrants issued to the Company's subordinated noteholders. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the shareholders' ownership will be diluted by the issuance of common stock to the Company's subordinated lenders; the Company's lenders will not continue to fund the Company in the future; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies; difficulties encountered with the consolidation and cost-reduction program; increased competition; decrease in revenues; U.S. and foreign economic factors; foreign currency exchange risk; and interest rate fluctuation risk, among others.

Item 3.
-------


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 39% of the Company's fiscal 2003 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of March 31, 2004, approximately 50% of total short and long-term debt is fixed, at rates between 8% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate, the rate of Mexico government securities or the LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated annual impact of $150,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates can move in opposite directions and that the Company has, in most cases, the option to elect the determining interest rate factor.

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

(a)   Documents filed as part of this report:
      --------------------------------------

        1.  Financial statements
            --------------------

            See index under Item 1. Financial Information.

        2.  Exhibits
            --------
            The following exhibits are required to be filed as part of this Quarterly Report on Form 10-Q:

            (2) c. Asset Purchase Agreement dated December 23, 2002, between Dixon Ticonderoga Company, as Seller and New Castle Refractories Company, Inc., Inc., as Buyer with addenda. 7

            (3) (i)  Restated Certificate of Incorporation 2

            (3) (ii) Amended and Restated Bylaws 1

            (4)  a.  Specimen Certificate of Company Common Stock 2

            (4)  b.  Amended and Restated Stock Option Plan 3

            (10) b. 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement 1

            (10) c. 12.00% Senior Subordinated Notes, Due 2003, Common Stock Purchase Warrant Agreement 1

            (10) j. Amendment No. 1 to 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement. 4

            (10) m.  Amendment No. 2 to Note and Warrant Purchase Agreement. 5

            (10) n. Loan and Security Agreement by and among Dixon Ticonderoga Company and its Subsidiaries and Foothill Capital Corporation. 6

            (10) o. Dixon Ticonderoga Company Amended and Restated Note and Warrant Purchase Agreement, 12.5% Senior Subordinated Notes, due October 3, 2005. 6

            (10) p.  Warrant Amendment Agreement

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

            (99.A11) Code of Ethics 8


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


(b) Reports on Form 8-K:

     On February 11,  2004,  the Company  filed a Form 8-K which  included as an exhibit its press release dated December 29, 2003, regarding its first fiscal quarter results and the extension of its exclusivity agreement with Jarden Corporation.

     On February 27,  2004,  the Company  filed a Form 8-K which  included as an exhibit its press release regarding a further extension of its exclusivity agreement with Jarden Corporation.

     On March  15,  2004,  the  Company  filed a Form 8-K which  included  as an exhibit its press release regarding a further extension of its exclusivity agreement with Jarden Corporation.

     On March  29,  2004,  the  Company  filed a Form 8-K which  included  as an exhibit its press release regarding the termination of its discussions with Jarden Corporation.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             DIXON TICONDEROGA COMPANY





Date:  May 14, 2004             By:    /s/ GINO N. PALA
       ------------                    ---------------------
                                       Gino N. Pala
                                       Chairman of Board, Co-Chief Executive
                                       Officer and Director


Date:  May 14, 2004             By:    /s/ RICHARD A. ASTA
       ------------                    ---------------------
                                       Richard A. Asta
                                       Executive Vice President of Finance,
                                       Chief Financial Officer and Director


Date:  May 14, 2004             By:    /s/ JOHN ADORNETTO
       ------------                    ---------------------
                                       John Adornetto
                                       Vice President, Corporate Controller and
                                       Chief Accounting Officer