Form 10-Q
period 2004-06-30
DIXON TICONDEROGA CO
filed 2004-08-13
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q


                               ------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on June 30, 2004, was 3,207,894.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----


                                                                       Page
                                                                       ----


PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Information

           Consolidated Balance Sheets --
           June 30, 2004 and September 30, 2003                         3

           Consolidated Statements of Operations -- For The
           Three and Nine Months Ended June 30, 2004 and 2003           4

           Consolidated Statements of Comprehensive Income --
           For The Three and Nine Months Ended June 30, 2004 and 2003   5

           Consolidated Statements of Cash Flows -- For The
           Nine Months Ended June 30, 2004 and 2003                     6

           Notes to Consolidated Financial Statements                  7-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11-14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk  15

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                           16-17

           Signatures                                                  18

           Certifications                                             19-24

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.
-------
                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                            June 30, 2004       September 30,
                                             (Unaudited)            2003
                                          ------------------  ------------------
           ASSETS
           ------
CURRENT ASSETS:
  Cash and cash equivalents                  $  1,743,035        $  1,032,974
  Receivables, less allowance for doubtful
    accounts of $1,393,007 at June 30, 2004
    and $1,429,222 at September 30, 2003       37,071,023          28,326,743
  Inventories                                  32,192,464          26,439,361
  Other current assets                          2,353,742           2,350,813
                                          ------------------  ------------------
    Total current assets                       73,360,264          58,149,891
                                          ------------------  ------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                            8,071,776           8,056,169
  Machinery and equipment                      11,594,554          11,158,157
  Furniture and fixtures                        1,400,016           1,385,857
                                          ------------------  ------------------
                                               21,066,346          20,600,183
                                          ------------------  ------------------
    Less accumulated depreciation             (13,025,837)        (12,490,680)
                                          ------------------  ------------------
                                                8,040,509           8,109,503
                                          ------------------  ------------------
OTHER ASSETS                                    4,641,611           5,774,649
                                          ------------------  ------------------
                                             $ 86,042,384        $ 72,034,043
                                          ==================  ==================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:

  Notes payable                              $ 12,943,738        $  6,382,065
  Current maturities of long-term debt         21,193,333          13,227,965
  Accounts payable                             12,456,685           9,102,711
  Accrued liabilities                           6,697,460           8,496,182
                                          ------------------  ------------------
    Total current liabilities                  53,291,216          37,208,923
                                          ------------------  ------------------
LONG-TERM DEBT                                 10,341,075          12,510,860
                                          ------------------  ------------------
DEFERRED INCOME TAXES AND OTHER                   782,429             894,601
                                          ------------------  ------------------
MINORITY INTEREST                                 584,590             578,530
                                          ------------------  ------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, par $1, authorized
    100,000 shares, none issued                       --                  --
  Common stock, par $1, authorized
    8,000,000 shares, issued 3,710,309
    shares in 2003 and 2002                     3,710,309           3,710,309
  Capital in excess of par value                3,519,531           3,547,567
  Retained earnings                            24,498,648          23,679,772
  Accumulated other comprehensive loss         (6,864,612)         (6,238,403)
                                          ------------------  ------------------
                                               24,863,876          24,699,245
  Less shareholder loans                         (557,721)           (557,721)
  Less treasury stock, at cost (502,415
    shares at June 30, 2004 and 508,160
    shares at September 30, 2003)              (3,263,081)         (3,300,395)
                                         ------------------  ------------------
                                               21,043,074          20,841,129
                                          ------------------  ------------------
                                             $ 86,042,384        $ 72,034,043
                                          ==================  ==================



                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
           ----------------------------------------------------------

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                     -----------------------------  ----------------------------
                                        2004           2003          2004           2003
                                        ----           ----          ----           ----
                                              $             $            $
REVENUES                             $ 27,367,166    $ 26,940,174   $ 61,796,736   $ 61,702,854
                                     -------------   -------------  -------------  -------------

COST AND EXPENSES:

Cost of goods sold                     16,093,878      15,535,113     37,488,302     37,039,958
Selling and administrative expenses     7,851,966       7,998,795     19,681,314     20,480,089
Provision for restructuring and
  related costs                              --           183,178           --          486,866
Debt refinancing costs                       --              --             --          624,662
Investment banking and related costs      128,283            --          468,593            --
                                     -------------   -------------  -------------  -------------
                                       24,074,127      23,717,086     57,638,209     58,631,575
                                     -------------   -------------  -------------  -------------
OPERATING INCOME                        3,293,039       3,223,088      4,158,527      3,071,279

OTHER INCOME, NET                            --           611,680           --        1,052,500

INTEREST EXPENSE                         (912,476)       (990,806)    (2,519,481)    (2,652,880)
                                     -------------   -------------  -------------  -------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY
  INTEREST                              2,380,563       2,843,962      1,639,046      1,470,899

INCOME TAXES                             (682,231)       (971,733)      (786,971)      (379,197)

MINORITY INTEREST                         (26,268)        (21,948)       (33,199)       (28,829)
                                     -------------   -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS       1,672,064       1,850,281        818,876      1,062,873

DISCONTINUED OPERATIONS, NET OF
  INCOME TAXES                               --           (59,723)          --         (311,161)
                                     -------------   -------------  -------------  -------------
NET INCOME                           $  1,672,064    $  1,790,558   $    818,876   $    751,712
                                     =============   =============  =============  =============

EARNINGS (LOSS) PER COMMON
  SHARE (BASIC):

Continuing operations                $       0.52    $       0.58   $       0.26   $       0.33
Discontinued operations                      --             (0.02)          --            (0.09)
                                     -------------   -------------  -------------  -------------
Net income                           $       0.52    $       0.56   $       0.26   $       0.24
                                     =============   =============  =============  =============

EARNINGS (LOSS) PER COMMON
  SHARE (DILUTED):

Continuing operations                $       0.52    $       0.58   $       0.26   $       0.33
Discontinued operations                      --             (0.02)          --            (0.09)
                                     -------------   -------------  -------------  -------------
Net income                           $       0.52    $       0.56   $       0.26   $       0.24
                                     =============   =============  =============  =============
SHARES OUTSTANDING:

Basic                                   3,205,979       3,199,043      3,203,107      3,194,902
                                     =============   =============  =============  =============
Diluted                                 3,206,190       3,199,043      3,203,107      3,194,902
                                     =============   =============  =============  =============


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
           -----------------------------------------------------------
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
           ----------------------------------------------------------

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                    -------------------------   -------------------------
                                       2004          2003          2004          2003
                                    -----------   -----------   -----------  ------------

NET INCOME                          $ 1,672,064   $ 1,790,558   $   818,876  $    751,712

OTHER COMPREHENSIVE INCOME (LOSS):

Current   period   adjustment  to
  recognize  fair  value  of cash
  flow hedges                           193,188        14,673       378,172        52,320
Foreign currency translation
  adjustments                        (1,050,741)    1,186,575    (1,004,381)      864,875
                                    -----------   -----------   -----------  ------------
COMPREHENSIVE INCOME                $   814,511   $ 2,991,806   $   192,667  $  1,668,907
                                    -----------   -----------   -----------  ------------

























           The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                ------------------------------------------------

                                                        2004              2003
                                                   ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations              $      818,876    $   1,062,873
Net loss from discontinued operations                        --           (311,161)
Gain on receipt of securities from insurance
  company demutualizations                                   --           (672,291)
Adjustment to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation and amortization                         1,570,230        1,815,576
  Deferred taxes                                          308,102           13,875
  Provision for doubtful accounts receivable              288,220          260,478
  Gain attributable to foreign currency exchange         (346,153)         (67,721)
  Income attributable to minority interest                 33,199           28,829
  Changes in assets and liabilities:
    Receivables                                        (9,629,052)      (8,552,684)
    Inventories                                        (6,266,262)      (4,428,977)
    Other current assets                                  (18,163)        (936,378)
    Accounts payable and accrued liabilities            2,163,502       (2,344,096)
    Other assets                                          517,362        1,421,865
                                                   ----------------  ---------------
Net cash used in operations                         $ (10,560,139)   $ (12,709,812)
                                                   ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net        (1,185,695)        (747,931)
Proceeds on sale of securities received from
  insurance tualizations                                     --            607,262
                                                   ----------------  ---------------
Net cash used in investing activities              $   (1,185,695)   $    (140,669)
                                                   ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable                         7,089,310        5,876,929
Net proceeds from long-term debt                        5,795,583        5,585,430
Deferred financing costs                                     --           (549,193)
Sales of treasury stock                                     9,278           14,255
Other non-current liabilities                                --            (99,745)
                                                   ----------------  ---------------
Net cash provided by financing activities              12,894,171       10,827,676
                                                   ----------------  ---------------
Effect of exchange rate changes on cash                  (438,276)          63,255
                                                   ----------------  ---------------
Net increase (decrease) in cash and
  cash equivalents                                        710,061       (1,959,550)
Cash and cash equivalents, beginning of period          1,032,974        2,589,493
                                                   ----------------  ---------------
Cash and cash equivalents, end of period           $    1,743,035    $     629,943
                                                   ================  ===============
Supplemental Disclosures:
  Cash paid during the period:
    Interest                                       $    2,532,085    $   4,279,085
    Income taxes                                          795,713          606,442






           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                  ------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   BASIS OF PRESENTATION:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments (solely of a normal recurring nature) necessary for the fair presentation of the financial position of Dixon Ticonderoga Company and subsidiaries as of June 30, 2004, and the results of their operations and cash flows for the nine months ended June 30, 2004 and 2003, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year.

     Certain other prior year amounts have been reclassified to conform with the current year classifications.

2.   INVENTORIES:

     Since amounts for inventories under the LIFO method are based on annual determinations of quantities and costs as of the end of the fiscal year, the inventories at June 30, 2004 (for which the LIFO method of accounting are used) are based on certain estimates relating to quantities and costs as of year end.

     Inventories consist of (in thousands):

                                             June 30,     September 30,
                                               2004            2003
                                           ------------   -------------
      Raw materials                         $ 12,434        $ 10,486
      Work in process                          3,471           2,198
      Finished goods                          16,287          13,755
                                           ------------   -------------
                                            $ 32,192        $ 26,439
                                           ============   =============

3.   RECENT ACCOUNTING PRONOUNCEMENT:

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

     The restructuring costs reserve and utilization since September 30, 2003 are summarized below (in thousands):



        Reserve balances at September 30, 2003              $ 90

        Payments in the nine months ended June 30, 2004      (78)
                                                         -----------
        Reserve balances at June 30, 2004                   $ 12
                                                         ===========


     In the prior year period ended June 30, 2003, the Company incurred approximately $487,000 for costs associated with the shutdown of a manufacturing facility, which were not accruable in advance.

5.   LONG-TERM DEBT:

     In connection with the completion of its debt restructuring in October 2002, the Company expensed approximately $625,000 of deferred financing costs in the nine-month period ended June 30, 2003 associated with its previous senior debt arrangements with a consortium of lenders and its previous subordinated debt agreements.

6.   OTHER INCOME:

     Other income, net in the nine-month period ended June 30, 2003, includes $672,000 of gains from the receipt of securities by the Company as a policyholder following the demutualization of certain insurance companies. Additionally, the Company received $380,000 in import duty rebates in the 2003 period.

7.   LINE OF BUSINESS REPORTING:

     The Company's operations consist only of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations for the three and nine-month periods ended June 30, 2004 and 2003 (in thousands).

                                 Three Months               Nine Months
                          -------------------------- -------------------------
                                        Operating                   Operating
                            Revenues     Profit       Revenues    Profit (Loss)
                          ------------ ------------- ------------ -------------
       2004:
          United States    $ 16,049     $  1,002      $ 34,599     $  1,060
          Canada              3,097          759         6,223          904
          Mexico              7,558        1,329        19,655        1,932
          United Kingdom        413           39         1,069           87
          China                 250          164           251          176
                          ------------ ------------- ------------ -------------
                           $ 27,367     $  3,293      $ 61,797     $  4,159
                          ============ ============= ============ =============

       2003:
          United States    $ 16,064     $    789      $ 35,569     $   (830)
          Canada              3,179          468         6,463          626
          Mexico              7,291        1,734        18,575        2,774
          United Kingdom        366           42           958           64
          China                  40          190           138          437
                          ------------ ------------- ------------ -------------
                           $ 26,940     $  3,223      $ 61,703     $  3,071
                          ============ ============= ============ =============

     The United States operating loss in each period includes unallocated corporate expenses.


8.   STOCK OPTIONS - PRO FORMA DISCLOSURES:

     The Company has adopted the disclosure-only provisions of FASB Statements No. 123 and No. 148, and, accordingly, there is no compensation expense recognized for its stock option plans. Pro forma net income and income per share would have been as follows if the fair value estimates were used to record compensation expense:

                              Three Months Ended           Nine Months Ended
                                   June 30,                    June 30,
                              2004         2003         2004          2003
                          ------------ ------------- ------------ -------------

Net income reported        $1,672,064   $1,790,558    $  818,876   $  751,712
Estimated stock
  compensation expense          9,446       22,747        52,026       68,241
                          ------------ ------------- ------------ -------------
Pro forma net income       $1,662,618   $1,767,811    $  766,850   $  683,471
                          ============ ============= ============ =============
Pro forma income per
  share:
    Basic                  $      .52   $      .55    $      .24   $      .21
                          ============ ============= ============ =============
    Diluted                $      .52   $      .55    $      .24   $      .21
                          ============ ============= ============ =============

9.   INVESTMENT BANKING AND RELATED COSTS:

     On January 9, 2004, the Company and Jarden Corporation (NYSE: JAH) signed an exclusivity agreement to allow Jarden to evaluate a potential transaction among the companies whereby Jarden or its affiliate would acquire all of the outstanding shares of the Company's common stock at a price of $5 per share, subject to, among other things, due diligence and entering into definitive acquisition agreements. The exclusivity agreement was later amended several times to extend the expiration date. On March 29, 2004, the companies terminated their discussions.

     The Company incurred approximately $469,000 through June 30, 2004 associated with the aforementioned potential transaction and other investment banking and related costs which are classified accordingly in the accompanying financial statements.

Item 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------


     REVENUES for the quarter ended June 30, 2004, increased $427,000 from the same quarter last year. The changes are as follows:

                               Increase         % Increase (Decrease)
                              (Decrease)     ---------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer            (13)        --        5         (5)
         Foreign Consumer         440          4        8         (4)

     U.S. Consumer revenue increases in the educational and commercial market reflecting a shift in buying patterns closer to the back-to-school season were offset by lower retail and superstore market sales. Volume increases in Mexico offset a reduction of $630,000 due to the devaluation of the Mexican peso. Canada remained flat with small volume decreases offsetting a gain of $80,000 due to the increasing value of the Canadian dollar. The Company expects to experience continued competitive pressures making it difficult for the Company to grow revenues substantially over the short-term.
     Revenues for the nine months ended June 30, 2004, increased $94,000 from the same period last year. The changes are as follows:

                               Increase         % Increase (Decrease)
                              (Decrease)     ---------------------------
                            (in thousands)   Total    Volume   Price/Mix
                            --------------   -----    ------   ---------
         U.S. Consumer           (970)        (3)       -         (3)
         Foreign Consumer       1,064          4        2          2

     U.S. Consumer revenue decreased $970,000 with the educational and retail markets experiencing a less favorable mix of products sold and certain competitive pricing pressures. Foreign consumer increased $1,064,000 despite a reduction of $1.1 million due to the devaluation of the Mexico peso. Volume and price increases in Mexico and increases in the value of the Canadian dollar of $560,000 more than offset the peso decline.
     While the Company has operations in Canada, Mexico and the U.K., historically only the operating results in Mexico have been materially impacted by currency fluctuations. There has been a significant devaluation of the Mexican peso at least once in each of the last three decades, the last one being in August 1998. In the short term after such devaluation, consumer confidence has been shaken, leading to an immediate reduction in revenues in the months following the devaluation. Then, after the immediate shock, and as the peso stabilizes, revenues tend to grow. Selling prices tend to rise over the long term to offset any inflationary increases in costs. The peso, as well as any currency value, depends on many factors including international trade, investor confidence, and government policy, to name a few. These factors are impossible for the Company to predict, and thus, an estimate of potential effect on results of operations for the future cannot be made. This currency risk in Mexico is presently managed through occasional foreign currency hedges, local currency financing and by export sales denominated in U.S. dollars.
     OPERATING INCOME in the quarter ended June 30, 2004 increased $70,000 over the same quarter last year. U.S. operating profits increased $213,000. The current quarter's U.S. operating profit reflects $128,000 in investment banking costs, while the prior year quarter included $183,000 in restructuring costs. Reductions in U.S. administrative expenses due to previous cost reduction initiatives also contributed to the U.S. increase. Foreign operating profits decreased $143,000. Canada increased $290,000 due to lower costs associated with certain imported products and the favorable impact of the Canadian dollar. Mexico decreased $405,000 due principally to the effects of pricing pressures following the peso devaluation and mix of products sold during the period. China operating profits declined somewhat due to higher material costs impacting its profit on wood slats.

     Operating income for the nine months ended June 30, 2004 increased $1,088,000 over the prior year. U.S. operating income increased $1,890,000. Excluding investment banking costs incurred this year and debt refinancing costs and restructuring costs incurred in the prior year period, operating income increased $1,288,000. The Company's consolidation and cost reduction programs significantly improved U.S. gross margins despite the decline in revenues. Lower U.S. commissions, advertising, distribution and personnel costs contributed to a decrease in consolidated selling and administrative costs (31.8% of revenue as compared to 33.2% of revenue in the prior year). Foreign operating income decreased $802,000 primarily in Mexico, due to the aforementioned factors. The Mexico decrease in operating income was partially offset by higher profits in Canada due to the effects of higher margins on certain imported products and favorable currency effects. China decreased due to higher material costs, as discussed above.
     OTHER INCOME, net of $612,000 in the prior year quarter represents gains from securities received by the Company as a policyholder following the demutualization of certain insurance companies. Other income of $1,052,000 in the nine months ended June 30, 2003, includes the aforementioned gains from the receipt of securities from insurance company demutualizations as well as import duty rebates received.
     INTEREST EXPENSE decreased $78,000 and $133,000 in the quarter and nine months ended June 30, 2004, respectively (net of interest allocated to discontinued operations in the corresponding prior year periods). The decreases are primarily due to lower average borrowing levels during the current year periods.
     INCOME TAX decreased $290,000 and increased $408,000 for the quarter and nine months ended June 30, 2004, respectively. Income tax expense in each period represents foreign income tax only. For the quarter ended June 30, 2004, any tax on U.S. income was offset by tax benefits from available loss carry-forwards. Despite the improvement in U.S. operating results, no tax benefit was recognized for U.S. tax losses in the nine-month period as the Company recorded further valuation reserves to offset any U.S. deferred tax assets created.
     MINORITY INTEREST represents approximately 3% of the results of operations of the Company's Mexico subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flows used in operations improved $2.15 million in the nine months ended June 30, 2004. Somewhat higher U.S. inventory levels (due to the shift in buying patterns of certain of its major customers as well as higher in-transit imported products) and higher Mexico trade and other receivables adversely affected cash flows during the period. However, this was more than offset by enhanced accounts payable management and by lower cash flows needed to extinguish trade payables, interest and restructuring liabilities during the current year period.
     The  Company's  fiscal 2004  investing  activities  included  approximately
$1,186,000 in net purchases of property and equipment, compared to $748,000 in the prior year period. The increase is due to the purchase of computer software enhancements designed to improve logistics and inventory management, as well as certain strategic manufacturing equipment in Mexico. Generally, all major capital projects are discretionary in nature. Capital expenditures are usually funded from operations and existing financing or new leasing arrangements.
     The Company's financing agreements with its senior lender and subordinated lenders run through fiscal 2005. Wells Fargo Foothill provides a three-year $28 million senior debt facility.
     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate, plus 0.75%, or the prevailing LIBOR rate, plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans originally aggregating $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $50,000, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. In an attempt to better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its variable rate debt at 8.98% through August 2005.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of June 30, 2004, the Company had approximately $8 million of unused lines of credit available under the senior debt facility.
     The Company also has $16.5 million of Senior Subordinated Notes with a maturity date to 2005. The Company had only been required to pay monthly installments of $50,000 through December 2003 and $150,000 per month, commencing January 2004 through the maturity date. However, the Company has paid a total of $5.2 million in principal through June 30, 2004 and expects to make additional excess payments to its subordinated lenders through the maturity date in October 2005. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and excess payments totaling at least an additional $3.8 million by 2005 (due to restrictions imposed under the senior debt facility or otherwise) contingent warrants issued to the noteholders equivalent to up to approximately 1.2% of the diluted common shares outstanding for each $1 million in remaining unpaid additional principal will become exercisable at an exercise price of $.01 per share. The Company made sufficient payments through May 31, 2004 so that contingent warrants to purchase 2.5% of diluted common shares outstanding were cancelled May 31, 2004, before ever vesting. Under the subordinated note agreement, as amended, the next date at which a portion of the contingent warrants issued to the subordinated noteholders would become exercisable is March 31, 2005, when contingent warrants to purchase up to 2.5% of the diluted common shares outstanding will become exercisable if aggregate payments to the subordinated noteholders are less than $8 million through that date. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the senior debt collateral agreements described above). The interest rate on the subordinated notes is 12.5% through maturity in October 2005. The subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the senior debt agreements.
     In addition, the Company's Mexico subsidiary had approximately $16 million in bank lines of credit ($3 million unused) as of June 30, 2004, expiring at various dates from September 2004 through March 2005, which bear interest at a rate based upon either a floating U.S. bank rate or the rate of certain Mexico government securities. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company believes that amounts available from its lines of credit under its senior debt and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through 2005. The Company's Mexico subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring lines of credit.
     The Company has recently been assisted by investment bankers and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value. The Company continues to pursue strategic alternatives, including a potential sale. The costs associated with these initiatives (including the potential transaction discussed below) are reflected as investment banking and related costs in the accompanying financial statements. Management expects to continue to incur certain expenses in the future related to these activities.
     On January 9, 2004, the Company and Jarden Corporation (NYSE: JAH) signed an exclusivity agreement to allow Jarden to evaluate a potential transaction among the companies whereby Jarden or its affiliate would acquire all of the outstanding shares of the Company's common stock at a price of $5 per share, subject to, among other things, due diligence and entering into definitive acquisition agreements. The exclusivity agreement was later amended several times to extend the expiration date. On March 29, 2004, the companies terminated their discussions and all costs related to the proposed transaction have been expensed.

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Quarterly Report on Form 10-Q that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's lines of credit and its ability to meet its current and anticipated obligations, including payments due under its subordinated debt; management's expectation for savings from the restructuring and cost-reduction program; the Company's ability to increase sales in its core businesses; its expectations regarding the Company's ability to utilize certain tax benefits in the future; the avoidance of the exercisability of part or all of the warrants issued to the Company's subordinated noteholders; and management's expectation that the Company will incur additional costs related to certain investment banking activities. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the risk that the shareholders' ownership will be diluted by the issuance of common stock to the Company's subordinated lenders; the Company's lenders will not continue to fund the Company in the future; the cancellation of the lines of credit available to the Company's Mexico subsidiary; the inability to maintain and/or secure new sources of capital and the costs associated with pursuing new sources of capital; manufacturing inefficiencies; difficulties encountered with the consolidation and cost-reduction program; increased competition; decrease in revenues; U.S. and foreign economic factors; foreign currency exchange risk; and interest rate fluctuation risk, among others.

Item 3.
-------


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 39% of the Company's fiscal 2003 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of June 30, 2004, approximately 50% of total short and long-term debt is fixed, at rates between 4% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate, the rate of Mexico government securities or the LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated annual impact of $150,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates can move in opposite directions and that the Company has, in most cases, the option to elect the determining interest rate factor.

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

            (10)     p. Warrant Amendment Agreement 9

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

9Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004, file number 0-2655, filed in Washington, D.C.

(b) Reports on Form 8-K:

     On May 13, 2004, the Company filed a Form 8-K which included as an exhibit its press release, also dated May 13, 2004, regarding its second fiscal quarter results.



                                SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIXON TICONDEROGA COMPANY


Date:  August 13, 2004          By:    /s/ GINO N. PALA
       ---------------                 ---------------------
                                       Gino N. Pala
                                       Chairman of Board, Co-Chief Executive
                                       Officer and Director


Date:  August 13, 2004          By:    /s/ RICHARD A. ASTA
       ---------------                 ---------------------
                                       Richard A. Asta
                                       Executive Vice President of Finance,
                                       Chief Financial Officer and Director


Date:  August 13, 2004          By:    /s/ JOHN ADORNETTO
       ---------------                 ---------------------
                                       John Adornetto
                                       Vice President, Corporate Controller and
                                       Chief Accounting Officer