Form 10-K
period 2004-09-30
DIXON TICONDEROGA CO
filed 2004-12-22
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( d )

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004       Commission file number 1-8689
                          --------------------                           -------

                            DIXON TICONDEROGA COMPANY
------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)
Form 10-K
---------

 X    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
---   Act of 1934 (Fee Required) for the fiscal year ended September 30, 2004.

      Transition  Report  Pursuant  to Section 13 or 15 (d) of the  Securities
--- Exchange Act of 1934 (No Fee Required) for the transaction period from _____ to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Based on the closing sales price on December 9, 2004, the aggregate market value of the voting stock held by non-affiliates of the Company was $11,709,310.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 9, 2004: 3,207,894 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference:
Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 2004.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

                      RECENT EVENTS AND BUSINESS STRATEGIES
                      -------------------------------------

Merger of Dixon Ticonderoga Company with Fila - Fabbrica Italiana Lapis ed Affini S.p.A:

     On December 16, 2004, Dixon Ticonderoga Company (hereinafter the "Company") and Fila - Fabbrica Italiana Lapis ed Affini S.p.A. ("Fila") executed a
definitive   merger  agreement  under  which  Fila  would  acquire  all  of  the outstanding shares of the Company for $7.00 per share in cash. The price represents a premium of approximately 68% over the stock price at the time the parties began negotiations in late August 2004. Under the terms of the definitive agreement, a wholly-owned subsidiary of Fila will commence a cash tender offer on or about January 7, 2005, after which any remaining shares will be acquired in a cash merger at the same price. The transaction has been approved by both companies' boards of directors. However, since the consummation of the transaction is subject to certain conditions, there is no assurance that the tender offer or merger will be completed.

Recent Operating Results and Business Strategies:

     In its fiscal year ended September 30, 2004, the Company achieved its best operating results since 1999, reporting net income of over $1.7 million, or $0.54 per share compared with net losses in each of the prior four fiscal years.
     The Company has continued its emphasis on debt reduction following the successful restructuring of its senior and subordinated debt arrangements in late 2002. Total long-term debt and notes payable (net of cash balances) have been reduced by approximately $10 million or 24% since 2001.
     In 2004, the Company also concentrated its efforts on integration of its operations following the completion of its aggressive manufacturing consolidation and cost reduction program completed in 2003.
     In addition, the Company's China subsidiary, Beijing Dixon Ticonderoga Stationery Company, Ltd., continued its expansion as it is now dedicated to both the production of wood slats used by the U.S. and Mexico in pencil manufacturing and also the manufacture and marketing of colored and graphite pencils for export sale. This entity also acts as a sourcing arm, providing certain new and innovative products for international sale, while assisting in securing other critical raw materials used in production in the U.S. and Mexico.
     In late 2003, the Company completed the sale of its last Industrial Group business, its New Castle Refractories division, to local management and now operates as strictly a consumer products company. (See Note 13 to Consolidated Financial Statements.)
     Additional information regarding these matters is included elsewhere in this Annual Report on Form 10-K.


                              COMPANY ORGANIZATION
                              --------------------
                            Dixon Ticonderoga Company
                                    (Parent)





       -----------------------------------------------------------
       |                   |                |                    |
       |                   |                |                    |
       |                   |                |                    |
Dixon Ticonderoga, Inc.  Dixon       Beijing Dixon     Ticonderoga Graphite, Inc.
     Canada           Europe, Ltd.    Ticonderoga             Inactive
   (Wholly-Owned)   (Wholly-Owned)    Stationery            (Wholly-Owned)
                                     Company, Ltd.
       |                             (Wholly-Owned)
       |
       |
 Grupo Dixon,
 S.A. de C.V.
and subsidiaries
 (98% Owned)

                                INDUSTRY SEGMENTS
                                -----------------

     The Company has one principal continuing business segment: its Consumer Group. This segment's primary operations are the manufacture and sale of writing and drawing pencils, pens, artist materials, felt tip markers, industrial markers, lumber crayons, correction materials and allied products.
     Certain financial information regarding net revenues, operating profits and identifiable assets for the years ended September 30, 2004, 2003 and 2002, is contained in Note 12 to Consolidated Financial Statements.

CONSUMER GROUP
--------------

     The Company manufactures its leading brand Ticonderoga(R) and a full line of pencils in Versailles, Missouri. The Company manufactures and markets advertising specialty pencils, pens and markers through its promotional products division. The Company also manufactures and markets Wearever(R) and Dixon(R) pen writing products as well as Prang(R) and Ticonderoga(R) lines of markers, mechanical pencils and allied products. The Company manufactures the majority of its Prang(R) brand of soy-bean based and wax crayons, chalks, dry and liquid tempera, water colors and art materials at the facility of its majority-owned (98%) subsidiary, Grupo Dixon, S.A. de C.V. (Grupo Dixon).
     Through its subsidiaries, Grupo Dixon is engaged in the manufacture and sale of black and color writing and drawing pencils, correction materials, lumber crayons and allied products in Mexico. It also manufactures and sells the types of products marketed in the U.S. under the Prang(R) brand under its Vinci(R) brand in Mexico. Grupo Dixon also manufactures marker products, modeling clay and special markers for industrial use, all of which are marketed and sold together with the Prang(R) products by the U.S. Consumer division.
     Dixon Ticonderoga Inc., a wholly-owned subsidiary with a distribution center in Newmarket, Ontario, and a manufacturing plant in Acton Vale, Quebec, Canada, is engaged in the sale in Canada of black and color writing and drawing pencils, pens, lumber crayons, correction materials, erasers, rubber bands and allied products. It also distributes certain of the school product lines. The Acton Vale plant also produces eraser products and correction materials for distribution by the U.S. Consumer group.
     Under a licensing agreement with Warner Bros. Consumer Products, the Company also markets a line of pencils, pens and related products featuring the famous Looney Tunes(R) and Scooby Doo(R) characters in Canada.
     Dixon Europe, Limited, a wholly-owned subsidiary of the Company, is engaged in the distribution of many Dixon consumer products in the United Kingdom and other European countries.

     Beijing Dixon Ticonderoga Stationery Company, Ltd., a wholly-owned subsidiary of the Company, is principally engaged in the manufacture of wood slats for pencil manufacturing and the sourcing and distribution of certain consumer products for international sale by the Company. In addition, the subsidiary manufactures colored and graphite pencils for export sale.
     The Company's international operations are subject to certain risks inherent in carrying on business abroad, including the risk of currency fluctuations, currency remittance restrictions and unfavorable political conditions. It is the Company's opinion that there are presently no material political risks involved in doing business in the foreign countries (i.e. Mexico, Canada, Europe and China) in which its operations are being conducted.

INDUSTRIAL GROUP (DISCONTINUED OPERATIONS)
------------------------------------------

     In fiscal 2003, the Company completed its sale of the New Castle Refractories division, the last business of its Industrial Group. This division, with plants located in Ohio, Pennsylvania and West Virginia, had manufactured various types of non-graphitic refractory kiln furniture used by the ceramic and glass industries; firebrick, silicon-carbide brick, various types and designs of non-graphitic refractory special shapes for ferrous and nonferrous metal industries; refractory shapes for furnace linings and industrial furnace construction; various grades of insulating firebrick and graphite stopper heads. (See Note 13 to Consolidated Financial Statements.)

                                  DISTRIBUTION
                                  ------------

     Consumer products manufactured and/or marketed in the U.S. are distributed nationally through wholesale, commercial and retail stationers, school supply houses, industrial supply houses, blueprint and reproduction supply firms, art material distributors and retailers. In an effort to better control the distribution of its products in the U.S. market, the Company ended its distribution arrangement with a third-party located in Statesville, North Carolina in fiscal 2004. It now directly distributes from a leased facility in Macon, GA. The consumer products manufactured and/or marketed by the Canada, Mexico and Europe subsidiaries are distributed nationally in these countries from leased facilities and sold through wholesalers, distributors, school supply houses and retailers.

                                  RAW MATERIALS
                                  -------------

     Wood slats for pencil manufacturing can be considered a strategic raw material for the Company's business and are purchased from various suppliers based in the U.S., Indonesia and China (including the Company's wholly-owned China subsidiary). There were no significant raw material shortages of any consequence during 2004 nor are any expected in the near future.

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

                        SEASONAL ASPECTS OF THE BUSINESS
                        --------------------------------

     Greater portions (approximately 61% in 2004) of the Company's sales occur in the third and fourth fiscal quarters of the year due to shipments of back-to-school orders to its distribution network. This practice as well as certain extended customer payment terms, which are standard for this industry, requires the Company to increase its bank borrowings during the period between shipment and payment.

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

                                    EMPLOYEES
                                    ---------

     The total number of persons employed by the Company was approximately 1,403 of which 270 were employed in the United States. The Company does not unlawfully discriminate on the basis of race, color, creed, pregnancy, religion, sex, national origin, age, disability, veteran status, marital status or other characteristics protected by law.

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

                                                                    SQUARE FEET
                                                                      OF FLOOR
                             LOCATION                                  SPACE
  ------------------------------------------------------------     -------------

  Heathrow, Florida (Corporate Headquarters)                           33,000
  Versailles, Missouri                                                120,000
  Sandusky, Ohio (Idle)                                               276,000
  Acton Vale, Quebec, Canada (Dixon Ticonderoga Inc.)                  32,000
  Beijing, China (Beijing Dixon Ticonderoga
    Stationery Company, Ltd.)                                          25,000


     The Company leases approximately 124,000 square feet in Macon, Georgia for its U.S. central distribution center. The Company's Mexico subsidiary leases a 300,000 square-foot facility near Mexico City, used for distribution and certain manufacturing operations, as well as its corporate headquarters. The Company's Canada subsidiary leases 12,000 square feet in Newmarket, Ontario and its Europe subsidiary leases 3,000 square feet in Peterborough, England for distribution and office space.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company believes that there are no pending actions which will have a material adverse effect on the Company's financial condition or results of operations. (Also see Note 14 to Consolidated Financial Statements.)

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

      None.


                                     PART II
                                     -------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
------------------------------------------------------------------
        HOLDER MATTERS
        --------------

     Dixon Ticonderoga Company common stock is traded on the American Stock Exchange under the symbol "DXT". The following table sets forth the low and high per share prices as per the American Stock Exchange closing prices for the applicable quarter.
                                        FISCAL            FISCAL
              QUARTER ENDING             2004              2003
              --------------             ----              ----
                                     LOW      HIGH     LOW       HIGH
                                     ----     ----     ----      ----
         December 31                $3.05    $4.20    $1.15     $2.50
         March 31                    3.35     4.90     1.35      1.75
         June 30                     3.16     4.04     1.62      2.00
         September 30                3.40     4.60     1.63      2.84

     The Board of Directors has indefinitely suspended the payment of dividends which is also restricted under the Company's new debt agreements. (See Note 4 to Consolidated Financial Statements.)
     The number of record holders of the Company's common stock at December 8, 2004 was 401.

ITEM 6. SELECTED FINANCIAL DATA

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   FOR THE FIVE YEARS ENDED SEPTEMBER 30, 2004
                    (in thousands, except per share amounts)

                                  2004        2003        2002        2001        2000
                                ----------  ----------  ----------  ----------  ----------

REVENUES                        $  88,169   $  88,838   $  88,591   $  88,319   $  88,867
                                ==========  ==========  ==========  ==========  ==========
INCOME (LOSS) FROM
  CONTINUING OPERATIONS         $   1,732   $    (849)  $    (683)  $     620   $    (733)

INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS       $     --    $    (579)  $     123   $  (1,100)  $     (65)
                                ----------  ----------  ----------  ----------  ----------

NET INCOME (LOSS)               $   1,732   $  (1,428)  $    (560)  $    (480)  $    (798)
                                ==========  ==========  ==========  ==========  ==========

EARNINGS (LOSS) PER
  COMMON SHARE (BASIC):
  CONTINUING OPERATIONS         $     .54   $    (.27)  $    (.22)  $     .20   $    (.23)

  DISCONTINUED OPERATIONS       $     --    $    (.18)  $     .04   $    (.35)  $    (.02)
                                ----------  ----------  ----------  ----------  ----------
  NET INCOME (LOSS)             $     .54   $    (.45)  $    (.18)  $    (.15)  $    (.25)
                                ==========  ==========  ==========  ==========  ==========

EARNINGS (LOSS) PER
  COMMON SHARE (DILUTED):
  CONTINUING OPERATIONS         $     .54   $    (.27)  $    (.22)  $     .20   $    (.23)

  DISCONTINUED OPERATIONS       $     --    $    (.18)  $     .04   $    (.35)  $    (.02)
                                ----------  ----------  ----------  ----------  ----------
  NET INCOME (LOSS)             $     .54   $    (.45)  $    (.18)  $    (.15)  $    (.25)
                                ==========  ==========  ==========  ==========  ==========

TOTAL ASSETS                    $  73,986   $  72,034   $  79,409   $  86,091   $  86,718
                                ==========  ==========  ==========  ==========  ==========

LONG-TERM DEBT                  $   9,974   $  12,511   $  16,383 2 $   2,018 1 $  30,210
                                ==========  ==========  ==========  ==========  ==========

DIVIDENDS PER
  COMMON SHARE                  $     --    $     --    $     --    $     --    $     --
                                ==========  ==========  ==========  ==========  ==========

1The reduction in long-term debt is due to reclassification of the Company's senior credit facility and subordinated notes to current maturities of long-term debt while in default.
2The increase in long-term debt in 2002 is attributable to the October 2002 restructuring of the Company's subordinated notes, previously classified as current maturities of long-term debt in 2001. (See Note 4 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT ' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

SUMMARY OF RESULTS OF OPERATIONS
--------------------------------

Discontinued operations:
------------------------

     In fiscal 2003, the Company completed its sale of the New Castle Refractories division, the last business of its Industrial group. The Industrial Group had revenues of $8,021,000 and $9,169,000 in 2003 and 2002, respectively. Income (loss) from discontinued operations was ($578,000) and $123,000 in 2003 and 2002, respectively (including pre-tax gains on sales of assets of $208,000 and income tax expense of $77,000 in 2002). Interest expense of $270,000 and $342,000 has been allocated to discontinued operations in 2003 and 2002, respectively.
     For financial reporting purposes, the Company is accounting for the disposition of its Industrial Segment as a discontinued operation and, accordingly, its statements of operations present the results of the discontinued Industrial Segment separately from the results of continuing operations. Since a discussion of the results of the Industrial Segment is not meaningful to an understanding of the continuing Consumer business, all discussions comparing the results of operations refer to the continuing operations of the U.S. and Foreign divisions of the Consumer Group. (For further information regarding discontinued operations, see Note 13 to Consolidated Financial Statements.)

Continuing operations:
----------------------

2004 vs 2003:
-------------
     Income from continuing operations before taxes and minority interest improved by $314,000 in 2004. Special items, including the effects of restructuring and related costs; debt refinancing costs; investment banking and related costs; and other income, net are set forth in the table below (in thousands):
                                                       2004        2003
                                                   ----------   -----------
     Income (loss) from continuing operations       $ 2,251      $ 1,937
       before income taxes and minority  interest
     Restructuring and related costs                    --           487
     Debt refinancing costs                             --           625
     Investment banking and related costs               768          483
     Other (income) expense, net                         94       (1,052)
                                                   ----------   -----------
                                                    $ 3,113      $ 2,480
                                                   ==========   ===========
     The Company concluded its comprehensive restructuring and plant consolidation program as well as its debt restructuring initiatives in 2003; accordingly, there were no costs incurred in 2004 for these items. The Company continued to pursue merger and acquisition activity in 2004 resulting in an increase in investment banking and related costs. Other (income) expense, net in 2003 represents gains from securities received by the Company following the demutualization of certain insurance companies amounting to $612,000 and import duty rebates received. In 2004, the Company incurred $94,000 in legal costs related to claims for additional import duty rebates. For further information regarding special items, see Notes 8, 9 and 10 to Consolidated Financial Statements.
     Lower selling and administrative costs in U.S. Consumer (principally commissions, advertising, distribution and personnel costs) contributed to the Company's improvement in results from operations. Foreign Consumer decreased primarily due to the effects of pricing pressures in Mexico following the peso devaluation in 2003 and mix of product sold. Lower Mexico profits were partially offset by lower costs associated with certain imported products and favorable currency effects in Canada.

2003 vs 2002:
-------------

     Income from continuing operations before taxes and minority interest improved by $3,128,000 in 2003. Special items, including the effects of restructuring and related costs; debt refinancing costs; investment banking and related costs; and other income, net are set forth in the table below (in thousands):
                                                     2003          2002
                                                  ----------   -----------
     Income (loss) from continuing operations
       before income taxes and minority interest   $ 1,937      $ (1,191)
     Restructuring and related costs                   487         1,573
     Debt refinancing costs                            625            --
     Investment banking and related costs              483            --
     Other income, net                              (1,052)         (253)
                                                  ----------   -----------
                                                   $ 2,480       $   129
                                                  ==========   ===========
     Restructuring costs decreased $1,086,000 in 2003 as the Company entered the final completion stage of its plant consolidation initiative. Debt refinancing costs consists of the write-off of costs from the former debt arrangements in connection with the Company's October 2002 debt restructuring. Investment banking and related costs were incurred in connection with unconsummated mergers and acquisition activity pursued through the Company's investment bankers. For further information regarding special items, see Notes 8, 9 and 10 to Consolidated Financial Statements.
     U.S. Consumer accounted for the majority of this net improvement, as the Company's manufacturing consolidation efforts led to significantly improved gross margins. Higher revenues and a decrease of approximately $400,000 in interest costs also contributed to the U.S. improvement. Foreign Consumer operating income also improved in all geographic areas due principally to higher gross margins from lower pencil raw materials costs and improved manufacturing overhead efficiencies.

REVENUES
--------

     Revenues in 2004 decreased $669,000 from the prior year. The changes are as follows:
                       Increase (Decrease)  % Increase (Decrease)
                          (in thousands)   Total    Volume  Price/Mix
                          -------------    -----    ------  ---------
      U.S.                   $ (2,754)      (5)      (3)       (2)
      Foreign                   2,085        6        6        --

     U.S. Consumer revenue decreased in the educational and retail markets. The prior year educational market reflected historical end of year promotional activity that was not repeated in 2004. Also in the prior year, the retail club market included a back-to-school program that was not offered in fiscal 2004 due to its associated high promotional cost. Increases in the commercial and special markets partially offset these decreases. Foreign Consumer revenue decreased $1.5 million in Mexico and increased $700,000 and $170,000 in Canada and Great Britain, respectively due to their change in their foreign currencies in relationship to the U.S. dollar. Price and volume increases in Mexico of approximately $2.9 million more than offset the foreign currency effects.
     Overall 2003 revenues increased $247,000 from the prior year. The changes are as follows:

                        Increase(Decrease)   % Increase (Decrease)
                          (in thousands)   Total    Volume  Price/Mix
                          -------------    -----    ------  ---------
      U.S.                   $  1,401        3        5        (2)
      Foreign                  (1,154)      (3)      (7)        4

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

OPERATING  INCOME
-----------------

     In 2004 operating income increased $1,337,000 as compared to the prior year. Special items including restructuring and related costs, debt refinancing costs and investment banking and related costs are set forth in the table below.

                                                  2004         2003
                                               ----------   ----------
        Operating income                        $5,807       $4,470

        Restructuring and related costs            --           487

        Debt refinancing costs                     --           625

        Investment banking and related costs       768          483
                                               ----------   ----------
                                                $6,575       $6,065
                                               ==========   ==========

     Before special items described more fully above, U.S. operating income increased $735,000, primarily due to lower marketing, selling and distribution costs and lower administrative personnel costs. Foreign Consumer operating income decreased $225,000 before special items, as revenue increases discussed above were more than offset by increased selling and distribution costs and lower gross margins due to competitive pricing pressures and higher manufacturing costs in certain foreign operations.
     In 2003, operating income increased $1,826,000 as compared to the prior year. Special items, including restructuring and related costs; debt refinancing costs; and investment banking and related costs are as set forth in the table below (in thousands):

                                                  2003         2002
                                               ----------   ----------
            Operating income                    $4,470       $2,644

            Restructuring and related costs        487        1,573

            Debt refinancing costs                 625          --

            Investment  banking and related        483          --
                                               ----------   ----------
                                                $6,065       $4,217
                                               ==========   ==========

     U.S. operating income improved approximately $1.1 million principally due to the aforementioned manufacturing cost savings from plant consolidation efforts and higher revenue resulting in gross margin increases of approximately $800,000. In addition, selling and administrative expenses decreased overall, despite significantly higher legal, tax and audit professional fees. The reduction was principally due to lower sales and marketing salaries and related expenses, reflecting recent cost reduction activities. Foreign operating profit increased $700,000 as savings from consolidation efforts in Mexico and lower raw material costs and increased production resulted in higher profits in China. All of the aforementioned manufacturing efficiencies and costs savings contributed to a decrease in overall consolidated cost of sales (61.9% of revenues as compared to 64.5% in the prior year).
     For further information regarding the aforementioned special items, see Notes 8, 9 and 10 to Consolidated Financial Statements.

INCOME TAXES
------------

     As more fully described in Note 5 to Consolidated Financial Statements, in fiscal 2004 and 2003 the Company provided valuation allowances for U.S. deferred tax assets in the amount of $1,135,000 and $2,232,000, respectively. Despite the significant improvement in U.S. operating results in 2004 described above, the Company again incurred tax losses in the U.S. Accordingly, the Company recorded the additional valuation allowances with respect to the related tax assets as of September 30, 2004.

MINORITY  INTEREST
------------------

     Minority interest represents approximately 2% in fiscal 2004 and 3% in 2003 and 2002 of the net income of the consolidated subsidiary, Grupo Dixon, S.A. de C.V., ($47,000, $42,000 and $51,000 in fiscal 2004, 2003 and 2002, respectively), equivalent to the extent of the investment of the minority shareholders.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In 2004, the Company achieved significantly improved results from operations and its cash flows from operating activities improved in excess of $3 million. This was accomplished despite an increase in inventories of over $4 million resulting from significantly higher (approximately $2 million) in-transit imported products necessary to accommodate production and marketing lead times; elimination of certain year-end sales promotions in the U.S.; and certain safety stock levels which were increased as new manufacturing processes were implemented in Mexico. Cash flows were also favorably impacted by better accounts receivable collections; improved accounts payable management; and lower payments of accrued liabilities (principally interest, restructuring and asset disposal costs) as compared with the prior year.
     The Company's 2004 investing activities included approximately $1.3 million in net purchases of property and equipment compared with only $427,000 last year. The increase is due to the purchase of computer software enhancements designed to improve logistics and inventory management, as well as certain strategic manufacturing equipment in Mexico. Major capital projects are discretionary in nature with no material purchase commitments. Capital expenditures are usually funded from operations and existing lending and leasing arrangements. In 2003, cash flows were provided from the sale of the aforementioned Newcastle Refractories division assets and proceeds from the sale of securities received from insurance company demutualizations.
     In fiscal 2003, the Company completed a financing agreement with a senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Foothill Capital Corporation provided a three-year $28 million senior debt facility which replaced the Company's previous senior debt with a consortium of lenders. The senior debt arrangement provided approximately $5 million in increased working capital liquidity for operations and to make certain subordinated debt payments.
     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate (4.75% at September 30, 2004), plus 0.75%, or the prevailing LIBOR rate (approximately 1.98% at September 30, 2004), plus

3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined in the loan agreement; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating an initial amount of $3 million, which bear interest at either the prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $33,333, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest rate swap agreement that effectively fixed the rate of interest on $8 million of its senior debt at 8.98% through August 2005.
     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. As of September 30, 2004, the Company had approximately $11 million of unused lines of credit available. The Company expects to renew and extend the senior debt facility before its expiration in October 2005.
     In fiscal 2003, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to 2005. The Company was only required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the senior debt facility and made additional payments to its subordinated lenders of approximately $4.5 million in through September 30, 2004. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $8 million by the maturity date in October 2005 (due to restrictions imposed under the senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal. The Company made sufficient payments through fiscal 2004 to avoid the issuance of any such warrants, at least through that date. Under the subordinated note agreement, as amended, the next date at which a portion of the contingent warrants issued to the subordinated noteholders would become exercisable is March 31, 2005, when contingent warrants to purchase up to 2.5% of the diluted common shares outstanding will become exercisable if aggregate payments to the subordinated noteholders are less than $8 million through that date. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. Management believes that if the potential transaction described below does not close by then, the Company will have sufficient availability under its existing lines of credit and those of its Mexican subsidiary to make the required payment due on March 31, 2005 in order to avoid the exercise of the subordinated lenders' warrants, but there can be no assurance that such funds will be available and that the warrants will not be exercised.
     The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the senior debt collateral agreements described above). The interest rate on the notes is 12.5% through maturity in October 2005. The subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends and the elimination or adjustment of financial covenants contained in the original agreement to conform to those contained in the senior debt agreements.
     If the potential transaction discussed below is consummated, the subordinated notes will be repaid in full. Notwithstanding the potential transaction, the Company has been negotiating a new long-term subordinated debt agreement based upon several proposals from various financial institutions. Such proposals include payment levels supported by the present cash flows of the Company's operations. There can be no assurance that management's efforts in this regard will be successful.
     In addition, the Company's Mexican subsidiary had approximately $25 million in bank lines of credit ($19 million unused) as of September 30, 2004, currently expiring at various dates from March 2005 through November 2007, which bear interest at a rate based upon either a fixed or floating U.S. bank rate, LIBOR or the rate of certain Mexican government securities. The Company relies heavily upon the availability of the lines of credit in the U.S. and Mexico for liquidity in its operations.
     The Company believes that amounts available from its lines of credit under its senior debt (which it expects to renew and extend before the end of fiscal
2005) and under lines of credit available to its Mexican subsidiary are sufficient to fulfill all current and anticipated operating requirements of its business through September 30, 2005. The Company's Mexican subsidiary cannot assure that each of its lines of credit will continue to be available after their respective expiration dates, or that replacement lines of credit will be secured. However, the Company believes there should be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring Mexico lines of credit.
     Refer to Notes 3 and 4 to Consolidated Financial Statements for further description of the aforementioned financing arrangements.
     The Company has recently been assisted by investment bankers and certain other outside consultants to advise and assist it in evaluating certain strategic alternatives, including capital restructuring, mergers and acquisitions, and/or other measures designed to maximize shareholder value. The Company continues to pursue strategic alternatives, including a potential sale. The costs associated with these initiatives (including the potential transaction discussed below) are reflected as investment banking and related costs in the accompanying financial statements. Management expects to continue to incur certain expenses in the future related to these activities.
     On December 16, 2004, the Company and Fila - Fabbrica Italiana Lapis ed Affini S.p.A. ("Fila") executed a definitive merger agreement under which Fila would acquire all of the outstanding shares of the Company for $7.00 per share in cash. The price represents a premium of approximately 68% over the stock price at the time the parties began negotiations in late August 2004. Under the terms of the definitive agreement, a wholly-owned subsidiary of Fila will commence a cash tender offer on or about January 7, 2005, after which any remaining shares will be acquired in a cash merger at the same price. The transaction has been approved by both companies' boards of directors. However, since the consummation of the transaction is subject to certain conditions, there is no assurance that the tender offer or merger will be completed. (See
Note 17 to Consolidated Financial Statements.)

RECENT ACCOUNTING PRONOUNCEMENT
-------------------------------

     In October 2004, the FASB concluded that Statement No. 123R, "Share-Based Payment" ("Statement 123R"), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"), not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The Company would be required to adopt this statement in its 2006 fiscal year. Note 1 - "Stock-based compensation" sets forth the pro forma effect on net income (loss) and earnings
(loss) per share assuming the Company had applied the fair value recognition provisions of Statement 123.

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

     The Company promotes its products with significant marketing activities, including advertising, consumer incentives and trade promotions. Advertising costs are expensed as incurred. The Company records consumer incentive and trade promotion costs as a reduction of revenues in the year in which these programs are offered, based upon estimates of utilization and redemption rates that are developed from historical information.
     Accounts receivable is recorded net of allowance for doubtful accounts. The Company regularly reviews the adequacy of its accounts receivable allowance after considering the size of the accounts receivable, the age of each invoice, each customer's expected ability to pay and the collection history with each customer. The allowance for doubtful accounts represents management's best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the near future.
     Inventories are stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the Company's estimated forecast of product demand. The Company's estimate of forecasted product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the company's inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise if the Company's inventory is determined to be undervalued, the Company may have over-reported costs of goods sold. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of inventory and the Company's reported operating results.
     Long-lived assets, such as property, plant and equipment, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. Should this comparison indicate that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. If the estimate of an asset's future cash flows is significantly different from the asset's actual cash flows, the Company may over- or under-estimate the value of an asset's impairment. A long-lived asset's value is also dependent upon its estimated useful life. A change in the useful life of a long-lived asset could result in higher or lower depreciation and amortization expense. If the asset's actual life is different than its estimated life, the asset could be over-valued or under-valued.
     Restructuring and related costs reserves are recorded in connection with the restructuring initiatives as they are announced. These reserves include estimates pertaining to employee severance costs, the settlement of contractual obligations and other matters. Although management does not anticipate significant changes, the actual costs may differ from these estimates, resulting in further charges or reversals of previously recorded charges in future periods. The Company currently has no reserves for future restructuring initiatives.
     The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's Consolidated Statement of Operations. Management evaluates the recoverability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. In fiscal 2003 and 2004, the Company provided additional valuation allowances for U.S. deferred tax assets, as more fully described above and in Note 5 to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements in this Annual Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding, among other things, the effects of the devaluation of the Mexican peso; the sufficiency and continued availability of the Company's and its Mexican subsidiary's lines of credit and its ability to meet its current and anticipated obligations and operating requirements through September 30, 2005, including payments due under its subordinated debt; management's expectation as to the Company's ability to avoid the exercise of warrants held by its subordinated lenders; management's belief that there will be sufficient amounts available under its present or future facilities or lines of credit to cover any potential shortfalls due to any expiring Mexico lines of credit; management's expectation with respect to renewing and extending its senior debt facility and negotiating a new subordinated debt arrangement; management's expectation for continuing savings from the restructuring and cost-reduction program; the Company's ability to increase revenues in its core businesses; and its expectations regarding the Company's ability to utilize certain tax benefits in the future. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Such risks include (but are not limited to) the following: that the shareholders ownership will be diluted by the issuance of common stock to the Company's subordinated lenders; that the Company will not be successful in renewing and extending its senior debt facility and /or negotiating a new subordinated debt agreement; that the Company's lenders will not continue to fund the Company in the future; the risk of the cancellation of the lines of credit available to the Company's Mexico subsidiary; the risk of the inability to maintain and/or secure new sources of capital; manufacturing inefficiencies; risks associated with difficulties encountered with the consolidation and cost-reduction program; risks associated with increased competition; risks associated with decreases in revenues; risks related to U.S. and foreign economic factors; risks related to foreign currency exchange risk; interest rate fluctuation risk; and, the risk of the inability to generate taxable income to utilize certain tax benefits in the future, among others.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
     As discussed elsewhere, the Company is exposed to the following principal market risks (i.e. risks of loss arising from adverse changes in market rates): foreign exchange rates and interest rates on debt.
     The Company's exposure to foreign currency exchange rate risk in its international operations is principally limited to Mexico and, to a lesser degree, Canada. Approximately 41% of the Company's fiscal 2004 net revenues were derived in Mexico and Canada, combined (exclusive of intercompany activities). Foreign exchange transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than the business unit's functional local currency. It is estimated that a 10% change in both the Mexican peso and Canadian dollar exchange rates would impact reported operating profit by approximately $500,000. This quantitative measure has inherent limitations because it does not take into account the changes in customer purchasing patterns or any adjustment to the Company's financing or operating strategies in response to such a change in rates. Moreover, this measure does not take into account the possibility that these currency rates can move in opposite directions, such that gains from one may offset losses from another.
     In addition, the Company's cash flows and earnings are subject to changes in interest rates. As of September 30, 2004, approximately 50% of total short and long-term debt is fixed, at rates between 4% and 12.5%. The balance of the Company debt is variable, principally based upon the prevailing U.S. bank prime rate or LIBOR rate. An interest rate swap, which expires in 2005, fixes the rate of interest on $8 million of this debt at 8.98%. A change in the average prevailing interest rates of the remaining debt of 1% would have an estimated impact of $100,000 upon the Company's pre-tax results of operations and cash flows. This quantitative measure does not take into account the possibility that the prevailing rates (U.S. bank prime and LIBOR) can move in opposite directions and that the Company has, in most cases, the option to elect either as the determining interest rate factor.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                    PAGE

Report of Independent Registered Certified Public Accounting Firm    17


Consolidated Balance Sheets as of September 30, 2004 and  2003       18


Consolidated Statements of Operations For the Years
  Ended September 30, 2004, 2003 and 2002                            19

Consolidated  Statements of  Comprehensive  Income (Loss)
  For the Years Ended September 30, 2004, 2003 and 2002              20

Consolidated Statements of Shareholders' Equity For the Years
  Ended September 30, 2004, 2003 and 2002                            21

Consolidated Statements of Cash Flows For the Years
  Ended September 30, 2004, 2003 and 2002                          22-23

Notes to Consolidated Financial Statements                         24-41

Schedule For the Years Ended September 30, 2004, 2003 and 2002:

      II. Valuation and Qualifying Accounts                          42

     Information required by other schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

        Report of Independent Registered Certified Public Accounting Firm

Shareholders and Board of Directors of
Dixon Ticonderoga Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dixon Ticonderoga Company and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 17 to the consolidated financial statements, on December 16, 2004, the Company entered into a merger agreement for the sale of all of the outstanding shares of the Company.

As more fully discussed in Note 4 to the consolidated financial statements, the Company's Senior Subordinated Notes mature on October 3, 2005.



PricewaterhouseCoopers LLP
Orlando, Florida
December 16, 2004

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------

                                                          2004              2003
                                                      --------------    --------------
      ASSETS
      ------
CURRENT ASSETS:
   Cash and cash equivalents                           $ 2,246,723       $ 1,032,974
   Receivables, less allowance for doubtful accounts
     of $1,333,462 in 2004 and $1,429,222 in 2003.      26,130,131        28,326,743
   Inventories                                          31,168,466        26,439,361
   Other current assets                                  2,273,590         2,350,813
                                                      --------------    --------------
      Total current assets                              61,818,910        58,149,891
                                                      --------------    --------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                    8,121,479         8,242,881
   Machinery and equipment                              12,766,784        12,118,409
   Furniture and fixtures                                1,483,528         1,424,425
                                                      --------------    --------------
                                                        22,371,791        21,785,715
                                                      --------------    --------------
      Less accumulated depreciation                    (14,558,544)      (13,676,212)
                                                      --------------    --------------
                                                         7,813,247         8,109,503
                                                      --------------    --------------
OTHER ASSETS                                             4,353,854         5,774,649
                                                      --------------    --------------
                                                       $73,986,011       $72,034,403
                                                      ==============    ==============
      LIABILITIES AND SHAREHOLDERS' EQUITY:
      ------------------------------------
CURRENT LIABILITIES:
   Notes payable                                       $ 5,519,704       $ 6,382,065
   Current maturities of long-term debt                 16,691,140        13,227,965
   Accounts payable                                     11,731,712         9,102,711
   Accrued liabilities                                   7,005,461         8,496,182
                                                      --------------    --------------
      Total current liabilities                         40,948,017        37,208,923
                                                      --------------    --------------
LONG-TERM DEBT                                           9,974,414        12,510,860
                                                      --------------    --------------
DEFERRED INCOME TAXES AND OTHER                            418,836           894,601
                                                      --------------    --------------
MINORITY INTEREST                                          392,238           578,530
                                                      --------------    --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, par $1, authorized 100,000
     shares, none issued                                      --                --
   Common stock, par $1, authorized 8,000,000
     shares, issued 3,710,309 shares in 2004 and 2003    3,710,309         3,710,309
   Capital in excess of par value                        3,519,531         3,547,567
   Retained earnings                                    25,411,678        23,679,772
   Accumulated other comprehensive loss                 (6,568,210)       (6,238,403)
                                                      --------------    --------------
                                                        26,073,308        24,699,245
   Less shareholder loans                                 (557,721)         (557,721)
   Less treasury stock, at cost (502,415 shares in
     2004 and 508,160 shares in 2003)                   (3,263,081)       (3,300,395)
                                                      --------------    --------------
                                                        22,252,506        20,841,129
                                                      --------------    --------------
                                                       $73,986,011       $72,034,043
                                                      ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
             ------------------------------------------------------

                                                    2004           2003           2002
                                                -------------  -------------  -------------
REVENUES
                                                $ 88,168,759   $ 88,837,615   $ 88,590,730
                                                -------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of goods sold                              54,704,107     54,978,678     57,132,999
  Selling and administrative expenses             26,889,243     27,793,534     27,240,511
  Provision for restructuring and related costs         --          486,866      1,573,235
  Debt refinancing costs                                --          624,662           --
  Investment banking and related costs               768,260        483,493           --
                                                -------------  -------------  -------------
                                                  82,361,610     84,367,233     85,946,745
                                                -------------  -------------  -------------
OPERATING INCOME                                   5,807,149      4,470,382      2,643,985

OTHER INCOME (EXPENSE), NET                          (93,963)     1,052,500        252,676

INTEREST EXPENSE                                  (3,461,733)    (3,585,729)    (4,087,731)
                                                -------------  -------------  -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES (BENEFIT) AND MINORITY INTEREST     2,251,453      1,937,153     (1,191,070)

INCOME TAXES (BENEFIT)                               472,889      2,744,420       (559,064)
                                                -------------  -------------  -------------
                                                   1,778,564       (807,267)      (632,006)
MINORITY INTEREST                                     46,658         42,221         51,214
                                                -------------  -------------  -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS           1,731,906       (849,488)      (683,220)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF APPLICABLE INCOME TAXES (BENEFIT)              --         (578,492)       123,297
                                                -------------  -------------  -------------
NET INCOME (LOSS)                               $  1,731,906   $ (1,427,980)  $   (559,923)
                                                =============  =============  =============

EARNINGS (LOSS) PER COMMON SHARE (BASIC):
   Continuing operations                        $        .54   $       (.27)  $       (.22)
   Discontinued operations                              --             (.18)           .04
                                                -------------  -------------  -------------
   Net income (loss)                            $        .54   $       (.45)  $       (.18)
                                                =============  =============  =============
EARNINGS (LOSS) PER COMMON SHARE (DILUTED):
   Continuing operations                        $        .54   $       (.27)  $       (.22)
   Discontinued operations                              --             (.18)           .04
                                                -------------  -------------  -------------
   Net income (loss)                            $        .54   $       (.45)  $       (.18)
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

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  ---------------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
              -----------------------------------------------------
                                           2004            2003           2002
                                        ------------     ------------   -------------
NET INCOME (LOSS)                       $ 1,731,906      $(1,427,980)   $   (559,923)

OTHER COMPREHENSIVE INCOME (LOSS):

   Adjustment  to recognize  fair value
     of cash flow hedge                     461,824         (138,672)       (115,934)

   Foreign     currency     translation    (791,631)        (459,469)     (1,422,647)
   adjustments
                                        ------------     ------------   -------------
TOTAL COMPREHENSIVE INCOME (LOSS):      $ 1,402,099      $(2,026,121)   $ (2,098,504)
                                        ============     ============   =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 -----------------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
             ------------------------------------------------------
                                                                     Accumulated
                               Common     Capital in                     Other
                              Stock $1    Excess of     Retained     Comprehensive  Shareholder    Treasury
                              Par Value    Par Value    Earnings         Loss          Loans         Stock         Total
                             -----------  ----------  ----------- ---------------  ----------   -----------  ------------

BALANCE, September 30, 2001  $3,710,309   $3,670,135  $25,667,675  $(4,101,681)    $(557,721)   $(3,460,734) $24,927,983
  Net loss                                               (559,923)                                              (559,923)
  Other comprehensive loss                                          (1,538,581)                               (1,538,581)
  Employee Stock Purchase
   Plan (15,370 shares)                      (76,309)                                                99,825       23,516
                             -----------  ----------  ----------- ---------------  ----------   -----------  ------------
BALANCE, September 30, 2002
  Net loss                    3,710,309    3,593,826   25,107,752   (5,640,262)     (557,721)    (3,360,909)  22,852,995
  Other comprehensive loss                             (1,427,980)                                            (1,427,980)
  Employee Stock Purchase
   Plan (9,317 shares)                       (46,259)                                                60,514       14,255
                             -----------  ----------  ----------- ---------------  ----------   -----------  ------------
BALANCE, September 30, 2003   3,710,309    3,547,567   23,679,772   (6,238,403)     (557,721)    (3,300,395)  20,841,129
  Net income                                            1,731,906                                              1,731,906
  Other comprehensive loss                                            (329,807)                                 (329,807)
  Employee Stock Purchase
   Plan (5,745 shares)                       (28,036)                                                              9,278
                             -----------  ----------  ----------- ---------------  ----------   -----------  ------------
BALANCE, September 30, 2004  $3,710,309   $3,519,531  $25,411,678  $(6,568,210)    $(557,721)   $(3,263,081) $22,252,506
                             ===========  ==========  =========== ===============  ==========   ===========  ============






                   The accompanying notes are an integral part of the consolidated financial statements.


                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
             ------------------------------------------------------
                                                    2004           2003         2002
                                                ------------   ------------ ------------
Cash flows from operating activities:

Net income (loss) from continuing operations    $ 1,731,906    $  (849,488) $  (683,220)

Net income (loss) from discontinued operations         --         (578,492)     123,297

Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                  2,142,617      2,414,819    2,322,692
   Deferred taxes                                  (158,000)     2,175,000   (2,334,000)
   Provision for doubtful accounts receivable       258,032        315,026      193,979
   Debt refinancing costs                              --          624,662         --
   Gain on sale of assets                              --             --       (208,290)
   Gain on sale of securities received from
     insurance companies demutualizations              --         (672,291)        --
   Income attributable to minority interest          46,658         42,221       51,214
   Income attributable to foreign
     currency exchange                             (225,035)      (433,461)    (215,955)
   Changes in assets [(increase) decrease] and
     liabilities [increase (decrease)]:
   Receivables, net                               1,766,114     (1,230,691)      (7,574)
   Inventories                                   (4,087,438)      (348,379)   6,226,836
   Other current assets                              74,870       (109,737)    (457,698)
   Accounts payable and accrued liabilities         719,586     (3,278,476)   3,673,182
   Other assets                                     456,798      1,521,103     (250,686)
                                                ------------   ------------ ------------
Net cash provided by (used in)
  operating activities                            2,726,108       (408,184)   8,433,777
                                                ------------   ------------ ------------
Cash flows from investing activities:

   Purchases of plant and equipment, net         (1,253,077)      (426,775)  (1,520,088)
   Proceeds on sale of assets                          --        2,988,616      208,290
   Proceeds on sale of securities received from
     insurance  companies  demutualizations            --          737,321         --
                                                ------------   ------------ ------------
Net cash provided by (used in)
  investing activities                           (1,253,077)     3,299,162   (1,311,798)
                                                ------------   ------------ ------------

                                                    2004           2003         2002
                                                ------------   ------------ ------------
Cash flows from financing activities:

Proceeds from long-term debt                      4,475,916     14,449,123         --
Proceeds from (principal reductions of)
  notes payable                                    (625,539)      (564,975)   1,716,828
Principal reductions of long-term debt           (3,549,187)   (17,435,139)  (6,101,200)
Deferred refinancing costs                             --         (549,193)    (955,628)
Other non-current liabilities                          (255)      (100,545)      40,736
Employee Stock Purchase Plan                          9,278         14,255       23,516
                                                ------------   ------------ ------------
Net cash provided by (used in)
  financing activities                              310,213     (4,186,474)  (5,275,748)
                                                ------------   ------------ ------------
Effect of exchange rate changes on cash            (569,495)      (261,023)    (101,037)
                                                ------------   ------------ ------------
Net increase (decrease) in cash and
cash equivalents                                  1,213,749     (1,556,519)   1,745,194

Cash and cash equivalents, beginning of year      1,032,974      2,589,493      844,299
                                                ------------   ------------ ------------
Cash and cash equivalents, end of year            2,246,723      1,032,974    2,589,493
                                                ============   ============ ============
Supplemental disclosures:

Cash paid during the year for:
   Interest                                       3,444,765      5,684,833    3,033,931
   Income taxes                                   1,034,068        882,246    1,677,478

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

     Principles of consolidation:
     ----------------------------

     The consolidated financial statements include the accounts of Dixon Ticonderoga Company and all of its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Minority interest represents the minority shareholders' proportionate share (currently approximately 2%) of the equity of the Company's Grupo Dixon, S.A. de C.V. subsidiary.

     Revenue recognition:
     --------------------

     Revenues are comprised of gross sales from the shipment of product to customers, net of provisions for product returns and customer discounts (such as volume rebates, co-op advertising and other related discounts). The Company recognizes sales when the following has occurred: evidence of a sales arrangement exists; shipment of product to the customer; the price is fixed or determinable; and collectibility is reasonably assured. An estimate of sales returns and allowances is recorded in the period that the related product is shipped.

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

     Translation of foreign currencies:
     ----------------------------------

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 52, the Company has determined that each foreign subsidiary's functional currency is their local currency. All assets and liabilities are translated at period-end exchange rates. All revenues and expenses are translated using average exchange rates during that period. Translation gains and losses are reflected as a separate component of other comprehensive loss. Gains and losses from foreign currency transactions are included in the accompanying Consolidated Statement of Operations. Total foreign currency exchange gains included in operating income were approximately $225,000, $433,000 and $216,000 for fiscal years 2004, 2003 and 2002, respectively.

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

     Certain inventories amounting to $7,331,000 and $7,512,000 at September 30, 2004 and 2003, respectively, are stated on the last-in, first-out (LIFO) method of determining inventory costs. Under the first-in, first-out (FIFO) method of accounting, these inventories would be $276,000 and $266,000 lower at September 30, 2004 and 2003, respectively. All other inventories are valued for using the FIFO method.

     Inventories consist of (in thousands):

                                              September 30,
                                              2004       2003
                                           ---------  ---------
            Raw material                   $ 13,662   $ 10,486
            Work in process                   2,854      2,198
            Finished goods                   14,652     13,755
                                           ---------  ---------
                                           $ 31,168   $ 26,439
                                           =========  =========

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

     Pro forma net loss and net loss per share would have been as follows if the fair value estimates were used to record compensation expense:

                                        2004           2003          2002
                                     ------------   ------------  ------------
      Net income (loss), as reported $ 1,731,906    $(1,427,980)  $  (559,923)

      Deduct: total stock-based
        employee compensation
        expense determined under
        the fair value based method,
        net of related tax effects       (41,320)       (73,601)     (102,431)
                                     ------------   ------------  ------------
      Pro forma net income (loss)    $ 1,690,586    $(1,501,581)  $  (662,354)
                                     ============   ============  ============
       Income (loss) per share:
          Basic, as reported                 .54           (.45)         (.18)
                                     ============   ============  ============
          Basic, pro forma                   .53           (.47)         (.21)
                                     ============   ============  ============
          Diluted, as reported               .54           (.45)         (.18)
                                     ============   ============  ============
          Diluted, pro forma                 .53           (.47)         (.21)
                                     ============   ============  ============

     Income taxes:
     -------------

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets, by taxing jurisdiction, for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish further valuation allowances against all or a significant portion of its deferred tax assets resulting in a substantial increase in the Company's effective tax rate and a material negative impact on its operating results and financial position. In fiscal 2003 and 2004, the Company provided additional valuation allowances for certain U.S. deferred tax assets, as more fully described in Note 5.

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

     Recent accounting pronouncement:
     --------------------------------

     In October 2004, the FASB concluded that Statement No. 123R, "Share-Based Payment" ("Statement 123R"), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"), not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required. The Company would be required to adopt this statement in its 2006 fiscal year. Note 1 - "Stock-based compensation" sets forth the pro forma effect on net income (loss) and earnings (loss) per share assuming the Company had applied the fair value recognition provisions of Statement 123.

     Reclassifications:
     ------------------

     Certain prior year amounts have been reclassified to conform with the current year classifications.

(2)  ACCRUED LIABILITIES:
     --------------------

     The major components of accrued liabilities are as follows (in thousands):

                                               September 30,
                                              2004       2003
                                           ---------  ---------

            Interest (see Note 4)           $ 1,163    $ 1,180
            Salaries and wages                  582      1,014
            Employee benefit plans              420        417
            Income taxes                      2,997      2,965
            Other                             1,843      2,920
                                           ---------  ---------
                                            $ 7,005    $ 8,496
                                           =========  =========

(3)  NOTES PAYABLE:
     --------------

     The Company's Mexico subsidiary has bank lines of credit totaling approximately $25 million, under which $5.5 and $6.4 million of unsecured notes payable were outstanding as of September 30, 2004 and 2003, respectively. The notes, which currently mature at varying dates from March 2005 through November 2007, bear interest (weighted average interest rate of approximately 5.4% and 7.4% at September 30, 2004 and 2003, respectively) based upon either a fixed or floating U.S. bank rate, LIBOR or the rate of certain Mexican government securities and are renewable at varying dates.

(4)  LONG-TERM DEBT:
     ---------------
      Long-term debt consists of the following (in thousands):

                                              September 30,
                                              2004       2003
                                           ---------  ---------
            Senior Subordinated Notes      $ 10,992   $ 13,342
            Bank notes payable               12,809      8,348
            Bank term loan                    1,203      2,216
            Building mortgage                 1,661      1,833
                                           ---------  ---------
                                             26,665     25,739
            Less current maturities         (16,691)   (13,228)
                                           ---------  ---------
                                            $ 9,974   $ 12,511
                                           =========  =========

     In fiscal 2003, the Company completed a financing agreement with a new senior lender and its existing subordinated lenders to restructure its present U.S. debt through fiscal 2005. Foothill Capital Corporation provides a three-year $28 million senior debt facility.

     The senior debt facility includes a $25 million revolving loan, which bears interest at either the prime rate (4.75% at September 30, 2004), plus 0.75%, or the prevailing LIBOR rate (approximately 1.98% at September 30,
     2004), plus 3.5%. Borrowings under the revolving loan are based upon 85% of eligible U.S. and Canada accounts receivable, as defined; 50% of certain accounts receivable having extended payment terms; and varying advance rates for U.S. and Canada raw materials and finished goods inventories. The facility also includes term loans aggregating an initial amount of $3 million, which bear interest at either prime rate, plus 1.5%, or the prevailing LIBOR rate, plus 4.25%. These loans are payable in monthly installments of $33,333, plus interest, with the balance due in a balloon payment in October 2005. The loan agreement also contains restrictions regarding the payment of dividends as well as subordinated debt payments (discussed below), a requirement to maintain a minimum level of earnings before interest, taxes, depreciation and amortization and net worth and a limitation on the amount of annual capital expenditures. To better balance and manage overall interest rate exposure, the Company previously executed an interest note swap agreement that effectively fixed the rate of interest on $8 million of its senior debt at 8.98% through August 2005.

     These financing arrangements are collateralized by the tangible and intangible assets of the U.S. and Canada operations (including accounts receivable, inventories, property, plant and equipment, patents and trademarks) and a guarantee by and pledge of capital stock of the Company's subsidiaries. The new senior debt agreements include provisions which suggest the debt could become payable upon demand under certain circumstances and thus, this debt has been classified as current maturities of long-term debt. As of September 30, 2004 the Company had approximately $11 million of unused lines of credit available under the revolving loan. The Company expects to renew and extend the senior debt facility before its expiration in October 2005.

     In fiscal 2003, the Company also reached agreement with the holders of $16.5 million of Senior Subordinated Notes to restructure the notes, extending the maturity date to October 3, 2005. The Company was required to pay monthly installments of $50,000 through December 2003 and $150,000 per month from January 2004 through the maturity date. However, the Company paid $1 million in principal (and $2.1 million of accrued interest) at closing of the aforementioned senior debt facility and made additional payments to its subordinated lenders of approximately $4.5 million through September 30, 2004. Payments to the subordinated lenders are subject to certain restrictions imposed under the senior debt facility. Interest on the balance of subordinated debt is paid quarterly. If the Company is unable to make scheduled and additional excess payments totaling at least $8 million by the maturity date in October 2005 (due to restrictions imposed under the new senior debt facility or otherwise) the noteholders will receive warrants equivalent to approximately 1.6% of the diluted common shares outstanding for each $1 million in unpaid principal. Under the subordinated note agreement, as amended, the next date at which the noteholders could receive warrants is March 31, 2005, when contingent warrants to purchase up to 2.5% of the diluted common shares outstanding would be issued if aggregate payments to the subordinated noteholders are less than $8 million through that date. Any warrants received or earned will be relinquished if the notes are paid in full during the term of the new agreement. The agreement also grants the subordinated lenders a lien on Company assets (junior in all aspects to the new senior debt collateral agreements described above). The interest rate on the subordinated notes is 12.5% through maturity in October 2005. In addition, the Company has due in October 2005 previously deferred payable-in-kind (PIK) interest in the amount of $714,000, included in accrued interest at September 30, 2004. (See Note 2). The subordinated note agreement includes certain other provisions, including restrictions as to the payment of dividends.

     If the potential transaction discussed in Note 17 is consummated, the subordinated notes will be repaid in full. Not withstanding the potential transaction, the Company has been negotiating a new long-term subordinated debt agreement based upon several proposals from various financial institutions. Such proposals include payment levels supported by the present cash flows of the Company's operations. There can be no assurance that management's efforts in this regard will be successful.

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

     Aggregate maturities of long-term debt are as follows (in thousands):

                                 2005            $16,691
                                 2006              8,703
                                 2007                219
                                 2008                238
                                 Thereafter          814
                                               ----------
                                                 $26,665
                                               ==========

(5) INCOME TAXES:
    -------------

     The components of net deferred tax asset recognized in the accompanying consolidated balance sheet are as follows (in thousands):

                                                        2004          2003
                                                    ------------  ------------
      Foreign current deferred tax liability
         (included in accrued liabilities)           $ (1,296)     $  (1,455)
      U.S. and foreign, noncurrent deferred tax
         asset (included in other assets and
         deferred income taxes and other)                 554            602
                                                    ------------  ------------
         Net deferred tax liability                  $   (742)     $    (853)
                                                    ============  ============
      Deferred tax assets:
         U.S. tax credit carryforwards               $  1,232      $    --
         Provisions for losses from discontinued
           operations                                      33             48
         Depreciation                                     151            157
         Accrued pension                                  752            683
         Interest                                         110            266
         Other accrued expenses                           149            481
         Installment sale and related expenses           (211)          (248)
         Other items, net                                 571            289
         Foreign net operating loss carryforward          554            602
         Valuation allowance                           (2,787)        (1,676)
                                                    ------------  ------------
         Total deferred tax asset                         554            602
                                                    ------------  ------------
      Deferred tax liabilities:
         Inventories                                     (622)          (791)
         Property, plant and equipment                    (94)          (108)
         Valuation allowance                             (580)          (556)
                                                    ------------  ------------
         Total deferred tax liability                  (1,296)        (1,455)
                                                    ------------  ------------
      Net deferred tax liability                     $   (742)     $    (853)
                                                    ============  ============

     It is the policy of the Company to accrue deferred income taxes on temporary differences related to the financial statement carrying amounts and tax bases of investments in foreign subsidiaries which are expected to reverse in the foreseeable future. There has been no provision for U.S. income taxes for the remaining undistributed earnings of non-U.S. subsidiaries (approximating $34 million at September 30, 2004) because the Company intends to reinvest these earnings indefinitely in operations outside the U.S. In fiscal 2004 and 2003, the Company provided additional valuation allowances for certain U.S. deferred tax assets in the amount of $1,135,000 and $2,232,000, respectively, due to continuing U.S. taxable losses. In 2004, the Company again incurred tax losses in the U.S. partially due to certain costs (Notes 8 and 9), among other factors.

     At September 30, 2004 and 2003, the Company had valuation allowances against U.S. deferred tax assets totaling $3,367,000 and $2,232,000, respectively. These valuation allowances relate to U.S. tax assets as management believes there is significant probability that the benefit of the assets will not be realized in the associated tax returns.

     The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                              2004       2003       2002
                                             --------   --------  ---------
              Current:
                 U.S. Federal                $    -     $   -     $    640
                 State                            -         95         (40)
                 Foreign                         631       474       1,175
                                             --------   --------  ---------
                                                 631       569       1,775
                                             --------   --------  ---------
              Deferred:
                 U.S. Federal                     -      2,050      (2,081)
                 State                            -         -         (206)
                 Foreign                        (158)      125         (47)
                                             --------   --------  ---------
                                                (158)    2,175      (2,334)
                                             --------   --------  ---------
                                             $   473    $2,744    $   (559)
                                             ========   ========  =========

     Foreign deferred tax provision (benefit) is comprised principally of temporary differences related to Mexico asset purchases. The U.S. deferred expense in 2003 principally reflects the establishment of valuation allowances against certain net deferred assets, as discussed above. The U.S. deferred (benefit) in 2002 results primarily from expenses accrued but not yet deductible for taxes and tax credit carryforwards.

     The differences between the provision (benefit) for income taxes from continuing operations computed at the U.S. statutory federal income tax rate and the provision (benefit) from continuing operations in the accompanying consolidated financial statements are as follows (in thousands):

                                               2004       2003       2002
                                             --------   --------  ---------
       Amount computed using statutory rate  $  765     $  659    $  (533)

       Foreign income                        (1,101)      (518)      (178)

       State taxes, net of federal  benefit      -          63       (162)

       Permanent differences                    128         -         149

       Valuation allowances                   1,135      2,232         -

       Other                                   (454)       308        165
                                             --------   --------  ---------

       Provision (benefit) for income taxes  $  473     $2,744    $  (559)
                                             ========   ========  =========

(6)  EMPLOYEE BENEFIT PLANS:
     -----------------------

     The Company maintains one defined benefit plan covering certain former U.S. Consumer division union employees. The benefits are based upon fixed dollar amounts per years of service. The assets of this plan (principally corporate stocks and bonds, insurance contracts and cash equivalents) are managed by independent trustees. The policy of the Company is to fund the minimum annual contributions required by applicable regulations.

     The following tables set forth the plan's funded status and other information for the fiscal years ended September 30, 2004 and 2003 (in thousands):

                                                       September 30,
                                                       -------------
                                                     2004         2003
                                                   ----------   ----------
      Change in benefit obligation:

      Obligation at beginning of year               $ 1,815      $ 1,762

      Service cost                                      --            50

      Interest cost                                     107          118

      Actuarial gain                                     27          179

      Benefit payments                                 (480)        (294)
                                                   ----------   ----------
      Obligation at end of year                     $ 1,469      $ 1,815
                                                   ==========   ==========
      Change in market value of plan assets:

      Market value at beginning of year             $ 2,211      $ 2,108

      Actual return on plan assets                       59          251

      Employer contributions                             65          146

      Benefit payments                                 (454)        (294)
                                                   ----------   ----------
      Market value at end of year                   $ 1,881      $ 2,211
                                                   ==========   ==========
      Prepaid pension asset:

      Projected benefit obligation                  $(1,469)     $(1,815)

      Plan assets at market value                     1,881        2,211
                                                   ----------   ----------
      Projected benefit obligation less
         than plan  assets                              412          396

      Unrecognized net (gain) loss from past
         experience different from assumptions           65           37

      Unrecognized net obligation being recognized
         over periods from 10 to 16 years                --            2
                                                   ----------   ----------
      Prepaid pension asset                         $   477      $   435
                                                   ==========   ==========

      Net periodic pension (income) expense includes the following components (in thousands):
                                               2004       2003        2002
                                             ---------  ----------  ----------
        Service costs - benefits earned
           during period                       $   -      $   50      $   90
        Interest cost on projected  benefit
           obligation                             125        118         123
        Expected return on plan assets           (167)      (186)       (153)
        Curtailment loss                           -         162          -
        Net amortization and deferral              -          -           12
                                             ---------  ----------  ----------
        Net periodic pension
           (income) expense                    $  (42)    $  144      $   72
                                             =========  ==========  ==========

     In determining the projected benefit obligation, the weighted average discount rates utilized were 6.25%, 6.5% and 6.4% for the periods ended September 30, 2004, 2003 and 2002, respectively. The expected long-term rates of return on assets used in determining net periodic pension cost ranged from 7.0 % to 8.0 % in all years presented above. There are no assumed rates of increase in compensation expense in any year, as benefits are fixed and do not vary with compensation levels.

     The Company also maintains a defined-contribution plan (401k) for all remaining domestic employees who meet minimum service requirements, as well as a supplemental deferred contribution plan for certain executives. Company contributions under the plans consist of a basic amount of up to 3% of the compensation of participants for the plan year, and for those participants who elected to make voluntary contributions to the plan, matching contributions up to an additional 4%, as specified in the plan. Charges to operations for these plans for the years ended September 30, 2004, 2003 and 2002 were $160,000, $240,000 and $243,000, respectively.

     In addition, the Company has a defined benefit retirement plan, which provides supplemental benefits for certain key executive officers, upon retirement, disability or death. The benefits are similar to those provided under the 401(k) plans, but are partially funded through the purchase of certain life insurance products. As of September 30, 2004 and 2003, the net liability under the plan (included in accrued liabilities), was $722,000 and $633,000, respectively. Amounts charged to expense under the plan totaled $120,000, $93,000 and $118,000 in 2004, 2003 and 2002,
     respectively.

(7)  SHAREHOLDERS' EQUITY:
     ---------------------

     The Company provides an Employee Stock Purchase Plan under which shares of its common stock can be issued to eligible employees. Among the terms of this plan, eligible employees may purchase through payroll deductions shares of the Company's common stock up to 10 % of their compensation at the lower of 85 % of the fair market value of the stock on the first or last day of the plan year (May 1 and April 30). On May 1, 2004, 2003 and 2002, 5,745, 9,317 and 15,370 shares, respectively, were issued under this plan. At September 30, 2004, there are 41,874 shares available for future purchases under the plan.

     The Company has also granted non-qualified options to key employees, under the 1988 Dixon Ticonderoga Company Executive Stock Plan, to purchase shares of its common stock at the market price on the date of grant. Under the 1988 Plan (as amended) options vest 25 % after one year; 25 % after two years; and 50 % after three years, and remain exercisable for a period of five years from the date of vesting. All options expire three months after termination of employment. At September 30, 2004, there were 122,500 options outstanding and no shares available for future grants under the 1988 Plan.

     In addition, the Dixon Ticonderoga Company 1999 Stock Option Plan (the "1999 Plan") was adopted in fiscal 1999, covering a maximum aggregate 300,000 shares. Under the 1999 Plan, qualified incentive stock options or non-qualified stock options can be granted to employees at the market price on the date of grant and which will vest on the same basis as the 1988 Plan described above. Non-qualified options under the 1999 Plan may also be issued to Company outside directors at the market price on the date of grant and which may vest over varying periods. In 2004, 15,000 options were granted to employees under the 1999 Plan. At September 30, 2004 there were 175,500 options outstanding and 124,500 shares available for future grants under the 1999 Plan.

    The following table summarizes the combined stock options activity for 2004, 2003 and 2002.

                             2004                  2003                 2002
                      --------------------  -------------------  -------------------
                        Number    Option      Number   Option      Number    Option
                      of Shares   Price     of Shares  Price     of Shares   Price
                      --------------------  -------------------  -------------------
   Options outstanding at
      beginning of year
                                                                    21,250      6.75
                          1,250      7.13      2,500      7.13       2,500      7.13
                        171,750      8.88    231,000      8.88     231,000      8.88
                                                                     2,500     12.88
                         10,000     11.38     10,000     11.38      10,000     11.38
                         20,000     11.00     25,000     11.00      25,000     11.00
                                               5,000      4.25       5,000      4.25
                                                                     2,500      3.81
                        141,600      3.70    147,300      3.70     147,300      3.70
                         10,000      4.75     10,000      4.75      10,000      4.75
   Options granted
                          5,000      3.41
                         10,000      3.80
   Options expired
      or canceled
                                              (5,000)     4.25
                                                                   (21,250)     6.75
                        (59,250)     8.88    (59,250)     8.88
                         (1,250)     7.13     (1,250)     7.13
                        (10,000)    11.00     (5,000)    11.00
                                                                    (2,500)    12.88
                                                                    (2,500)     3.81
                         (1,100)     3.70     (5,700)     3.70
                      ----------            ---------            ----------
                        298,000              354,600               430,800
                      ==========            =========            ==========

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and, accordingly, there is no compensation expense recognized for its stock option plans.

     Pro forma information related to the fair value of stock-based compensation is presented in Note 1. The pro forma amounts were estimated using the Black-Scholes valuation model assuming no dividends, average expected volatility of 36% for all years presented, an average risk-free interest rate of 4.7% for all years presented and expected lives of approximately six years for all grants prior to 2001 and eight years thereafter. There were 15,000 options granted in 2004 and none in 2003 or 2002. The weighted average fair value estimate of options granted in 2004 was $1.23. The weighted average remaining lives of options granted was 2.7 years in 2004.

     In the past, the Company made loans under the aforementioned stock option plans to certain shareholders who are executive officers, for the purchase of Company common stock pursuant to the exercise of stock options. The loans must be repaid at the time the underlying shares of common stock are sold. Interest on a portion of the loans accrues at a rate of 8%. Total shareholder loans approximated $558,000 at September 30, 2004 and 2003. No such loans have been granted since late 1999.

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

(8)  OTHER COSTS:
     ------------

     In connection with the completion of its debt restructuring in fiscal 2003, the Company expensed approximately $625,000 of deferred financing costs associated with its previous senior debt with a consortium of lenders (which was repaid) and its previous subordinated debt agreements (which were substantially modified). This expense is included in operating income as debt refinancing costs in the accompanying Consolidated Financial Statements.

     The Company also incurred approximately $768,000 and $483,000 in fiscal 2004 and 2003, respectively in professional fees and other costs related to mergers and acquisitions activity pursued by the Company through its investment bankers and outside advisors. These costs are included in operating income as investment banking and related costs in the accompanying Consolidated Financial Statements.

(9)  OTHER INCOME (EXPENSE):
     -----------------------

     Other income (expense), net in fiscal 2003 includes $672,000 of gains from the sale of securities received by the Company as a policyholder following the demutualizations of certain insurance companies.

     Additionally, the Company received $380,000 and $253,000 in import duty rebates in 2003 and 2002, respectively. In fiscal 2004, the Company incurred approximately $94,000 of legal costs in connection with claims for additional import duty rebates. (Also see Note 17.)

(10) RESTRUCTURING AND RELATED COSTS:
     --------------------------------

     In fiscal 2002, the Company provided $418,000 in additional charges (principally for lease termination and employee costs) related to the completion of prior phases of its comprehensive restructuring program. Also in fiscal 2002, the Company provided approximately $1,155,000 for restructuring and improvement related costs in connection with the final phase of its restructuring and cost reduction program, which included a plant closure and further consolidation of its manufacturing operations into the Company's Mexico facility and additional personnel reductions, primarily in manufacturing and corporate activities. An additional 120 employees (principally plant workers) were affected by this final phase of the program. The carrying amount of additional property held for disposal from this final phase is approximately $200,000.

     In fiscal 2003, the Company incurred an additional $487,000 in restructuring costs related primarily to holding costs of a closed manufacturing facility (not accruable in advance) and additional severance related to personnel reductions in 2003.

     The restructuring and impairment related charges and subsequent utilization for the three fiscal years ended September 30, 2004 are summarized below (in thousands):

                                                    Losses from
                                       Employee    impairment, sale
                                      severance    and  abandonment
                                      and related  of property and
                                         costs        equipment        Total
                                      -----------  ----------------  ----------
Reserve balances at September 30, 2001  $   339       $   -           $   339
                                      -----------  ----------------  ----------
Additional fiscal 2002 provisions
  for prior phases of restructuring         135          283              418
2002 restructuring and impairment
  related charges for final phase
  of restructuring                        1,110           45            1,155
                                      -----------  ----------------  ----------
Total 2002 restructuring and
  impairment related charges              1,245          328            1,573
Utilized in fiscal 2002                    (474)        (283)            (757)
                                      -----------  ----------------  ----------
Reserve balances at September 30, 2002    1,110           45            1,155
                                      -----------  ----------------  ----------
2003 restructuring and impairment
  related charges for final phase
  of restructuring                          163          324              487
Utilized in fiscal 2003                  (1,183)        (369)          (1,552)
                                      -----------  ----------------  ----------
Reserve balances at September 30, 2003       90           -                90
                                      -----------  ----------------  ----------
Utilized in fiscal 2004                     (90)          -               (90)
                                      -----------  ----------------  ----------
Reserve balances of September 30, 2004  $    -        $   -           $    -
                                      ===========  ================  ==========

(11) EARNINGS PER COMMON SHARE:
     --------------------------

     Basic earnings (loss) per common share is calculated by dividing net income
     (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per common share is based upon the weighted average number of shares outstanding, plus the effects of potentially dilutive common shares [consisting of stock options (Note 7)]. For the years ended September 30, 2004, 2003 and 2002, options to purchase 293,000, 354,600 and 730,800 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per share as such options were anti-dilutive.

     Weighted average common shares used in the calculation of earnings (loss) per share are as follows:

              Year                 Basic      Diluted
              ----              ----------  ----------
              2004               3,204,543   3,204,613
              2003               3,196,714   3,196,714
              2002               3,183,866   3,183,866

(12) LINE OF BUSINESS REPORTING:
     ---------------------------

     Due to the Company's sale of its Industrial Group (Note 13), the Company's continuing operations only consist of one principal business segment - its Consumer Group. The following information sets forth certain additional data pertaining to its operations as of September 30, 2004, 2003 and 2002 for the years then ended (in thousands).

                                         Operating    Identifiable
                            Revenues   Profit (Loss)    Assets
                           ----------- -------------- ------------
       2004:
          United States    $ 50,332      $   669        $ 36,715
          Canada              9,046        1,255           6,169
          Mexico             26,958        3,038          27,350
          United Kingdom      1,542          327           1,311
          China                 291          518           2,441

       2003:
          United States    $ 53,087      $  (910)       $ 35,844
          Canada              8,705          914           6,414
          Mexico             25,569        3,731          25,965
          United Kingdom      1,321          107           1,277
          China                 156          628           2,534

       2002:
          United States    $ 51,685     $ (1,747)       $ 41,127
          Canada              8,694          792           5,879
          Mexico             27,098        3,445          26,120
          United Kingdom      1,094           29             642
          China                  20          125           1,435

(13) DISCONTINUED OPERATIONS:
     ------------------------

     In 2001, the Company formalized its decision to offer for sale its New Castle Refractories division, the last business of its Industrial Group. Accordingly, related operating results of the Industrial Group have been reported as discontinued operations in the accompanying Consolidated Financial Statements for all periods presented. In December 2002, the Company entered into an agreement to sell this division to local management. The transaction closed effective July 31, 2003. At closing, the Company received consideration of $500,000 in the form of a seven-year amortizing note receivable and net cash proceeds of approximately $3 million, utilized to reduce its senior debt. The Company retained tax and certain other net liabilities of approximately $800,000.

     Net revenues and income (loss) from discontinued operations in fiscal 2003 and 2002 are as follows (in thousands):

                                                      2003        2002
                                                    ----------  ---------
               Net revenues                          $ 8,021     $ 9,169
                                                    ==========  =========
               Income   (loss)  from   discontinued
                 operations before income taxes      $  (578)    $   200
               Income tax benefit (expense)              --          (77)
                                                    ----------  ---------

               Income   (loss)  from   discontinued
                 operations                          $  (578)    $   123
                                                    ==========  =========
               Earnings (loss) per share (basic)     $ (0.18)    $   .04
                                                    ==========  =========
               Earnings (loss) per share (diluted)   $ (0.18)    $   .04
                                                    ==========  =========

     Income (loss) from discontinued operations includes pre-tax gains on sales of assets of $208 in 2002, attributable to the sale of the Company's Graphite and Lubricants division. In addition, interest expense of $270 and $342 has been allocated to income (loss) from discontinued operations in 2003 and 2002, respectively, based upon the identifiable assets of such operations.

(14) COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     The Company has entered into employment agreements with four executives which provide for the continuation of salary for a period of 24 months (currently aggregating $68,700 per month) and related employee benefits for a period of 36 months following their termination of employment under certain changes in control of the Company. In addition, all options held by the executives would become immediately exercisable upon the date of termination and remain exercisable for 90 days thereafter. The Company has also entered into various agreements with seven additional upper management employees which provide for continuation of salaries (averaging $10,300 each per month) for periods of up to 24 months under certain circumstances.

     The Company leases certain manufacturing equipment under a five-year noncancelable operating lease arrangement. The rental expense under this lease was $410,000, $433,000 and $410,000 in 2004, 2003 and 2002,
     respectively. Annual future minimum rental payments approximate $93,000 in 2005.

     The Company is involved in various legal proceedings incident to the conduct of its business. The Company does not expect the proceedings to have a material effect on the Company's future results of operations or financial position.

     The Company assesses the extent of environmental matters on an ongoing basis. In the opinion of management (after taking into account accruals of approximately $218,000 as of September 30, 2004), the resolution of these matters will not materially affect the Company's future results of operations or financial position.

(15) RELATED PARTY TRANSACTIONS
     --------------------------

     A member of the Company's board of directors is a partner of a law firm which represents the Company in various legal matters. The Company incurred approximately $203,000, $241,000 and $33,000 for professional services rendered by this firm in the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

(16) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (In Thousands,
     ---------------------------------------------------------------------

     Except Per Share Data):
     -----------------------

               2004:                   First     Second     Third     Fourth
               -----                ---------  ---------  ---------  --------

Revenues                             $15,479    $18,951    $27,367    $26,372
Income (loss) from continuing
  operations                            (879)        26      1,672        913
Net income (loss)                       (879)        26      1,672        913
Earnings (loss) per share: (a)
  Continuing operations:
   Basic                                (.27)       .01        .52        .28
   Diluted                              (.27)       .01        .52        .28
  Net income (loss):
   Basic                                (.27)       .01        .52        .28
   Diluted                              (.27)       .01        .52        .28

               2003:                   First     Second     Third     Fourth
               -----                ---------  ---------  ---------  -----------
Revenues                             $15,870    $18,893    $26,940    $27,135
Income (loss) from continuing
  operations                            (933)       146      1,850     (1,912) (b)
Loss from discontinued operations         -        (252)       (59)      (267) (b)
Net income (loss)                       (933)      (106)     1,791     (2,179) (b)

Earnings (loss) per share: (a)
  Continuing operations:
   Basic                                (.29)       .04        .58       (.60)
   Diluted                              (.29)       .04        .58       (.60)
  Discontinued operations:
   Basic                                  -        (.07)      (.02)      (.08)
   Diluted                                -        (.07)      (.02)      (.08)
  Net income (loss):
   Basic                                (.29)      (.03)       .56       (.68)
   Diluted                              (.29)      (.03)       .56       (.68)

(a) Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.

(b) The fourth quarter of fiscal 2003 reflects the impact of providing for additional valuation allowances for the Company's U.S. deferred tax assets in the amounts of $2,232 and $190, included in continuing operations and discontinued operations, respectively (see Note 5).

(17) SUBSEQUENT EVENTS:
     ------------------

     Import duty rebates:

     In December 2004, the Company received approximately $1.1 million from the U.S. Customs and Border Protection Service for certain import duty rebates. These rebates will be reported as other income in the Company's results of operations for the quarter ending December 31, 2004. Additional receipts are not assured in the future and are subject to Federal legislation and the activities of various foreign pencil manufacturers.

     Merger of Dixon Ticonderoga Company with Fila - Fabbrica Italiana Lapis ed Affini S.p.A.:

     On December 16, 2004, the Company and Fila - Fabbrica Italiana Lapis ed Affini S.p.A. ("Fila") executed a definitive merger agreement under which Fila would acquire all of the outstanding shares of the Company for $7.00 per share in cash. Under the terms of the definitive agreement, a wholly-owned subsidiary of Fila will commence a cash tender offer on or about January 7, 2005, after which any remaining shares will be acquired in a cash merger at the same price. The transaction has been approved by both companies' boards of directors. However, since the consummation of the transaction is subject to certain conditions, there is no assurance that the tender offer or merger will be completed.

                   DIXON TICONDEROGA COMPANY AND SUBSIDIARIES
                   ------------------------------------------

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                ------------------------------------------------

           FOR THE THREE YEARS ENDED SEPTEMBER 30, 2004, 2003 and 2002
           -----------------------------------------------------------

                                                  Additions to
                       Balance at   Additions      (Deductions     Balance
                       Beginning     Charged          From)        at Close
    Description        of Period    to Income       Reserves      of Period
--------------------  ------------  -----------   --------------  ------------

Allowance for Doubtful Accounts:
--------------------------------
Year Ended
  September 30, 2004  $ 1,429,222    $ 258,032     $ (353,792)(1) $ 1,333,462
                      ===========    =========    =============== ===========
Year Ended
  September 30, 2003  $ 1,381,780    $ 315,026     $ (267,584)(1) $1,429,222
                      ===========    =========     =============  ===========
Year Ended
  September 30, 2002  $ 1,482,524    $ 193,979     $ (294,723)(1) $1,381,780
                      ===========    =========     =============  ===========

(1) Write-off of accounts considered to be uncollectible (net of recoveries).



ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
----------------------------------------------------------------------------
         AND  FINANCIAL  DISCLOSURES
         ---------------------------

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

                                   PART III
                                   --------


ITEM 10. DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY
--------------------------------------------------------------

     Certain information required under this Item with respect to Directors and Executive Officers will be contained in the Company's 2004 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

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

             Name                  Age                     Title
             ----                  ---                     -----

Gino N. Pala                        76  Chairman  of the  Board  since  February
(Father-in-law of Richard F. Joyce)     1989;   President  and  Chief  Executive
                                        Officer or Co-Chief Executive Officer since 1978.

Richard F. Joyce                    49  Vice   Chairman   of  the  Board   since
(Son-in-law of Gino N. Pala)            January  1990;  President  and  Co-Chief
                                        Executive   Officer  since  March  1999;
                                        prior   thereto   President   and  Chief
                                        Operating   Officer,   Consumer   Group,
                                        since    March, 1996;   Executive   Vice
                                        President  and  Chief  Legal   Executive
                                        since February 1991; Corporate Counsel since July 1990.

Richard A. Asta                     48  Executive  Vice President of Finance and
                                        Chief  Financial  Officer since February
                                        1991;    prior   thereto   Senior   Vice
                                        President - Finance and Chief  Financial
                                        Officer since March 1990; and Director since May 1999.

Leonard D. Dahlberg, Jr.            53  Executive  Vice  President of Operations
                                        since   August  2000;   Executive   Vice
                                        President  of  Procurement  since  April
                                        1999;   prior  thereto   Executive  Vice
                                        President,   Industrial   Group,   since
                                        March 1996;  Executive Vice President of
                                        Manufacturing / Consumer        Products
                                        division since August 1995;  Senior Vice
                                        President   of    Manufacturing    since
                                        February   1993;   Vice   President   of
                                        Manufacturing since March 1990.

John Adornetto                      63  Vice President and Corporate  Controller
                                        since   January   1991;   prior  thereto
                                        Corporate   Controller  since  September
                                        1978.

Diego Cespedes Creixell             46  President,  Grupo  Dixon  S.A.  de C.V.,
                                        since  August  1996 and  Director  since
                                        May 2000.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information required under this Item will be contained in the Company's 2004 Proxy Statement which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information required under this Item will be contained in the Company's 2004 Proxy Statement which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
     Information required under this Item will be contained in the Company's 2004 Proxy Statement which is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

     Information required under this Item will be contained in the Company's 2004 Proxy Statement which is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a) Documents filed as part of this report:
-------------------------------------------

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

           (10)  p. Warrant Amendment Agreement.9

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

           (99)  Audit Committee Charter

           (99.A11) Code of Ethics.8


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

(b)  Reports on Form 8-K:

     On August 13,  2004,  the  Company  filed a Form 8-K which  included  as an exhibit its press release, also dated August 13, 2004, regarding its third fiscal quarter results.

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

        /s/  Gino N. Pala
        ----------------------------
        Gino N. Pala                Chairman of Board, Co-Chief
                                    Executive Officer and Director
                                    Date:  December 22, 2004
        /s/  Richard F. Joyce
        ----------------------------
        Richard F. Joyce            Vice Chairman of Board,
                                    Co-Chief Executive Officer,
                                    President and Director
                                    Date:  December 22, 2004
        /s/  Richard A. Asta
        ----------------------------
        Richard A. Asta             Executive Vice President of
                                    Finance, Chief Financial
                                    Officer and Director
                                    Date:  December 22, 2004
        /s/  Diego Cespedes Creixell
        ----------------------------
        Diego Cespedes Creixell     President, Grupo Dixon S.A. de
                                    C.V., and Director
                                    Date:  December 22, 2004
        /s/  Philip M. Shasteen
        ----------------------------
        Philip M. Shasteen          Director
                                    Date:  December 22, 2004
        /s/  Ben Berzin, Jr.
        ----------------------------
        Ben Berzin, Jr.             Director
                                    Date:  December 22, 2004
        /s/  Kent Kramer
        ----------------------------
        Kent Kramer                 Director
                                    Date:  December 22, 2004
        /s/  John Ritenour
        ----------------------------
        John Ritenour               Director
                                    Date:  December 22, 2004
        /s/  Wesley D. Scovanner
        ----------------------------
        Wesley D. Scovanner         Director
                                    Date:  December 22, 2004