Form 10-K/A
period 2004-09-30
DIXON TICONDEROGA CO
filed 2005-01-28
CIK 14995

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K / A
                                 Amendment No. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004       Commission file number 1-8689
                          -----------------                               ------

                            DIXON TICONDEROGA COMPANY
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)
Form 10-K/A

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the fiscal year ended September 30, 2004.

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the transaction period from _____ to _____.

                  Delaware                                 23-0973760
---------------------------------------------  ---------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)

  195 International Parkway, Heathrow, FL                     32746
---------------------------------------------  ---------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (407) 829-9000
                                                    --------------

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    Common Stock, $1.00 par value               American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Based on the closing sales price on January 4, 2005, the aggregate market value of the voting stock held by non-affiliates of the Company was $12,856,193.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 4, 2005: 3,207,894 shares of common stock, $1.00 Par Value.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Documents Incorporated by Reference: Proxy statement to security holders incorporated into Part III for the fiscal year ended September 30, 2004.

EXPLANATORY NOTE: The purpose of this Amendment No. 1 is to include the information required under Part III, Items 10-14 of Form 10-K for Dixon Ticonderoga Company (the "Company") for the year ended September 30, 2004, and not previously included in the Company's Annual Report on Form 10-K and required exhibits under Part IV, Item 15.

                                    Part III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
            -----------------------------------------------

The Board of Directors of Dixon - Structure/Independence
--------------------------------------------------------

     Dixon's Board of Directors consists of nine seats which are divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Pursuant to the Board's determination, each of Dixon's directors, other than Messrs. Pala, Joyce, Asta and Cespedes, qualify as "independent" in accordance with the requirements of the American Stock Exchange listing standards. In addition, as further required by the American Stock Exchange listing standards, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Directors with Terms Expiring in 2005
-------------------------------------
     PHILIP M. SHASTEEN, 55, attorney, part owner and member of the Board of Directors of Johnson, Blakely, Pope, Bokor, Ruppel & Burn, LLP (law firm) since 1992. Mr. Shasteen has been a director of the Company since 1986.

     RICHARD A. ASTA, 48, Executive Vice President of Finance and Chief Financial Officer of the Company since 1990. Mr. Asta has been a director of the Company since 1999.

     WESLEY D. SCOVANNER, 58, President, Wesley D. Scovanner & Associates, Inc., (financial and business consulting) since 1983. Mr. Scovanner was appointed to fill a vacant seat on the board in December 2002.

Directors with Terms Expiring in 2006
-------------------------------------

     BEN BERZIN, JR., 56, Executive Vice President, PNC Bank, N.A. (commercial bank) since 1990. Mr. Berzin has been a director of the Company since 1994.

     KENT KRAMER, 60, Chief Executive Officer of Professional Sports Marketing, Inc. (sports marketing) since 1992. Mr. Kramer has been a director of the Company since 1997.

     DIEGO CESPEDES CREIXELL, 46, President, Grupo Dixon S.A. de C.V., (an indirect subsidiary of the Company) since 1996. Mr. Cespedes has been a director of the Company since 2000.

Directors with Terms Expiring in 2007
-------------------------------------

     GINO N. PALA, 76, Chairman of the Board of Directors and Co-Chief Executive Officer of the Company since 1999; prior thereto, Chairman, President and Chief Executive Officer of the Company since 1989. Mr. Pala has been a director of the Company since 1978. Mr. Pala is the father-in-law of Mr. Joyce.

     RICHARD F. JOYCE, 49, Vice Chairman of the Board of Directors, President and Co-Chief Executive Officer of the Company since 1999; prior thereto, Vice Chairman, President and Chief Operating Officer of the Company's Consumer Group and Chief Legal Executive since 1996. Mr. Joyce has been a director of the Company since 1982. Mr. Joyce is the son-in-law of Mr. Pala.

     JOHN RITENOUR, 53, Chief Executive Officer, Insurance Office of America (insurance agency) since 1989. Mr. Ritenour has been a director of the Company since 1999.

Executive Officers
------------------

     In addition to Messrs. Pala, Joyce, Asta and Cespedes, the following persons are executive officers of the Company:

     LEONARD D. DAHLBERG, JR., 53, Executive Vice President of Operations since August 2000; prior thereto Executive Vice President of Procurement since 1999; prior thereto Executive Vice President, Industrial Group from 1996 until 1999; prior thereto Executive Vice President of Manufacturing/ Consumer Products Division from 1995 until 1996; prior thereto Senior Vice President of Manufacturing from 1993 until 1995.

     JOHN ADORNETTO, 62, Vice President and Corporate Controller since 1991.

Audit Committee
---------------

     Dixon's audit committee was established as a standing committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and performs certain functions and has responsibilities as set forth in the report below. Present members of the committee are Messrs. Scovanner (Chairman), Berzin, and Kramer, all independent (as defined in the American Stock Exchange listing standards) members of the Board. During fiscal 2004, the committee held two meetings. A copy of the current charter of the Audit Committee is attached as an exhibit to Dixon's annual report on Form 10-K for the fiscal year ended September 30, 2004.

     Dixon's Board has determined that Dixon has at least one audit committee financial expert serving on its audit committee. That person is Mr. Scovanner and he has been determined by the Board to be independent, as that term is defined in the American Stock Exchange listing standards. Stockholders should understand that this designation is a disclosure requirement of the Securities and Exchange Commission related to Mr. Scovanner's experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Scovanner any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board, and his designation as an audit committee financial expert pursuant to this Securities and Exchange Commission requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires Dixon's directors, officers and owners of more than 10% of the Shares to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Dixon's common stock and any other equity securities. Based solely upon a review of our records, during the past fiscal year, all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the 2004 fiscal year were filed on a timely basis.

Code of Ethics
--------------

     The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Requests for copies should be directed to the Company's Corporate Secretary at its headquarters in Heathrow, Florida.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

Executive Compensation
----------------------

     The following tables show salaries, bonuses and other compensation paid during the last three fiscal years for Dixon's Chairman and Co-Chief Executive Officer, the President and Co-Chief Executive Officer and Dixon's other executive officers. No options were granted to executive officers in fiscal 2002, 2003 or 2004.

            Name and                                            Other Annual
      Principal Position           Year      Salary    Bonus    Compensation
      ------------------           ----     --------  --------  -------------
      Gino N. Pala                 2004     $278,800  $ 25,000    $ 23,341
      Chairman and Co-Chief        2003     $278,800  $ 52,275    $ 30,680
      Executive Officer            2002     $278,800  $      0    $ 39,846

      Diego Cespedes Creixell      2004     $241,389  $ 98,000    $ 42,660
      President, Grupo Dixon       2003     $191,780  $ 33,000    $ 26,229
      S.A. de C.V.                 2002     $182,939  $ 22,969    $ 11,298

      Richard F. Joyce             2004     $225,802  $ 21,000    $ 28,928
      President and Co-Chief       2003     $225,802  $ 42,338    $ 39,703
      Executive Officer            2002     $225,802  $      0    $ 37,827

      Richard A. Asta, Executive   2004     $196,370  $ 17,000    $ 34,006
      Vice President of Finance &  2003     $196,370  $ 34,365    $ 30,751
      Chief Financial Officer      2002     $196,370  $      0    $ 34,133

      Leonard D. Dahlberg          2004     $123,690  $  7,000    $ 20,970
      Executive Vice President     2003     $123,690  $ 13,915    $ 19,527
      of Operations                2002     $123,690  $      0    $ 19,179

      John Adornetto               2004     $121,600  $ 13,280    $ 11,370
      Vice President and           2003     $121,600  $ 13,680    $ 10,275
      Corporate Controller         2002     $121,600  $      0    $ 11,875

Option Grants in Last Fiscal Year
---------------------------------

     No options were granted in the last fiscal year.

Aggregated Option Exercises in 2004 and 2004 Year-End Option Values
-------------------------------------------------------------------

     No options were exercised in fiscal 2004. The following table provides information with respect to the shares of Company common stock underlying options at 2004 fiscal year end.

                                                          Value of Unexercised
                                                          In-the-Money Options
         Name              Exercisable     Unexercisable     at Year-End
         ----              -----------     -------------  --------------------
      Gino N. Pala              47,600         -0-               8,778
      Richard F. Joyce          69,000         -0-              10,395
      Richard A. Asta           37,800         -0-               6,534
      Diego Cespedes Creixell   22,500         -0-               4,950
      Leonard D. Dahlberg, Jr.  17,800         -0-               2,574
      John Adornetto            15,600         -0-               2,673

Director Compensation
---------------------

     Of Dixon's current Board members, Messrs. Pala, Joyce, Asta and Cespedes are salaried employees of Dixon. Board members who are not salaried employees of Dixon receive separate compensation for Board services. That compensation includes an annual retainer of $7,500 and attendance fees of $400 for each Board meeting and $450 for each Board committee meeting. Salaried employee Board members receive attendance fees of $350 for each Board meeting. We also reimburse the non-employee Board members for expenses related to their attendance. In the past, Board members were granted options to purchase Company common stock. No options were granted to Board members in fiscal 2002 or 2003.
During fiscal year 2004, an option was granted to Mr. Scovanner to purchase 5,000 Shares at an exercise price of $3.41 per Share because the Company had neglected to grant him an option when his Board service commenced.

Employment Agreements
---------------------

     Dixon entered into an employment agreement with Mr. Pala in 1995 which, until amended effective January 1, 2004, had a rolling one-year term until Dixon or Mr. Pala terminates it. Currently, Mr. Pala is paid a base salary at a rate of $278,800 per annum, subject to increase from time to time in accordance with Dixon's normal business practices and, if so increased, the salary may not be decreased. Under the agreement, Mr. Pala is also entitled to participate in other Dixon compensation programs and other benefits.

     Dixon may terminate Mr. Pala's employment for cause (as defined in the Agreement), in which case Dixon is obligated to pay him his full salary through the date of termination. If Dixon terminates the agreement other than for cause or other than for his disability or if he terminates the agreement for good reason (as defined in the agreement, including if the successor to all or substantially all of Dixon's business and/or assets does not expressly assume and agree to perform the agreement), he will:

     o    Continue to receive his full salary through the date of termination;

     o Receive an amount equal to the product of (i) his annual salary, multiplied by (ii) the greater of the number of years remaining in the term of employment under the agreement or the number two, such payment to be made (a) if resulting from a termination based on a change of control of Dixon, in a lump sum on or before the fifth day following the date of termination, or (b) if resulting from any other cause, in substantially equal semi-monthly installments; and

     o Receive a bonus in an amount determined by multiplying his base salary by a percentage that is the average percentage of base salary that was paid (or payable) to him as a bonus under any Dixon bonus plan or arrangement, for the three full fiscal years immediately preceding the termination.

     Dixon has entered into employment agreements with Messrs. Joyce, Asta and Dahlberg which are similar in their terms to the agreement the Company entered into with Mr. Pala, except that Mr. Joyce's, Mr. Asta's and Mr. Dahlberg's current salaries, are $225,802, $196,370 and $123,690 per annum, respectively.

     Amendments to the employment agreements described above were approved by Dixon's compensation committee on July 7, 2004, signed on December 15, 2004, and effective as of January 1, 2004 (each, an "Amendment", and together, the "Amendments"). The Amendments establish a three year term of employment commencing as of January 1, 2004, with annual renewals thereafter, update salaries and titles, change the definition of a change in control as defined in the Employment Agreements so that a change in control approved by Dixon's board of directors is within the definition of that term, and add a provision that during a disability period and after termination for cause or for Dixon's breach of the Employment Agreement or for good reason as defined in the Employment Agreement, benefits and other compensation will be paid as provided for under the Employment Agreements. The amount of the severance payments as provided for in the employment agreements upon a change in control was not changed.

     On December 15, 2004, Dixon entered into a Second Amendment to Employment Agreement (each, a "Second Amendment", and together, the "Second Amendments") with each of Messrs Pala, Joyce, Asta, and Dahlberg, (each, an "Executive", and together, the "Executives"). Each Second Amendment amends the Employment Agreement previously entered into between the applicable Executive and Dixon, as previously amended by the Amendment. All of the Second Amendments are conditioned on the closing of the offer by Pencil Acquisition Corp. to purchase all of Dixon's outstanding common stock (the "Offer") described under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - Possible Change in Control", below.

     The Second Amendments for Messrs. Pala and Joyce provide that Messers. Pala and Joyce are not entitled to terminate their respective Employment Agreements because of a change in control until the expiration of the six month period immediately following the payment by the Purchaser for Shares of Dixon pursuant to the Offer, (the "Transition Period") and that the payment by the Purchaser for Shares pursuant to the Offer will constitute a change in control giving rise to the right of the Executive to terminate his employment for good reason under the employment agreement and the Executive has the right to terminate his employment for good reason as a result of a change in control only during the three month period immediately following the end of the Transition Period. The Second Amendments for Messrs. Asta and Dahlberg are the same as those for Messrs. Pala and Joyce, except that the Transition Period referred to above is twelve months.

Success Bonus Plan
------------------

     In July, 2004, Dixon's compensation committee approved in concept and in late November approved the terms of a written Success Bonus Plan to encourage certain of Dixon's executives to remain with Dixon and to support the sale of Dixon on terms approved by the independent members of Dixon's Board. The success bonuses will be paid six months after a closing of the sale of Dixon and will be forfeited if the executive does not honor his employment agreement through that six month period unless Dixon agrees to allow the executive to voluntarily terminate his employment before that time. The bonuses are in the following amounts: Pala and Joyce -- $46,000 each, Asta -- $34,000, and Dahlberg -- $22,500, and will be payable upon the closing of the Offer.

Certain Relationships and Related Transactions
----------------------------------------------

     Dixon has loans outstanding to Messrs. Pala, Joyce and Asta in the principal amounts of $204,000, $127,000 and $125,000, respectively. The proceeds of the loans were used by the borrowers to purchase Shares from Dixon at the time that they exercised stock options. At the time, the shares of common stock are sold pursuant to a Stock Purchase Agreement between them and Pencil Acquisition Corp., the loans must be repaid. Interest on a portion of the loans accrues at the rate of 8% per annum. The loans were made prior to the enactment of the Sarbanes-Oxley Act of 2002. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - Possible Change in Control", below.

Compensation Committee Interlocks and Insider Participation.
------------------------------------------------------------

     No compensation committee members are or have been officers or employees of Dixon and none had interlocking relationships with any other entities, including any of the type that would be required to be disclosed in this Report.

Report of the Compensation Committee on Executive Compensation
--------------------------------------------------------------

     The compensation committee reviews and recommends to the Board any changes in the compensation of all of Dixon's executive officers except for Diego Cespedes Creixell, whose compensation is determined by the board of directors of Dixon's Mexican subsidiary and approved by Dixon's Chairman of the Board. Compensation for other company employees is determined by Dixon's executive officers.

     The salaries of the executive officers were not increased in fiscal 2004. Bonuses were paid to the executive officers in fiscal 2004 in accordance with Dixon's existing Management Incentive Program; however, Diego Cespedes Creixell's bonus was paid as required by his employment agreement.

     During fiscal 2004, the compensation committee approved the amendments to the employment agreements with Dixon's executive officers described under "Employment Agreements", above, and the Success Bonus Plan described under "Success Bonus Plan," above.

     The  foregoing  report is  submitted  by the  members  of the  Compensation
Committee:

                            John Ritenour (Chairman)
                                 Ben Berzin, Jr.
                                   Kent Kramer
                               Wesley D. Scovanner
                               Philip M. Shasteen

Performance Measurement Comparison
----------------------------------

     The graph below compares the five-year total return to stockholders for the Company common stock with the comparable return of the two indexes listed. The graph assumes that you invested $100 in Company common stock and in each of the indexes on September 30, 1998. Points on the graph represent the performance as of the last business day of the years indicated.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                        AMONG DIXON TICONDEROGA COMPANY,
                     THE RUSSELL 2000 INDEX AND A PEER GROUP


                                [OBJECT OMITTED]



                                            Cumulative Total Return
                                            -----------------------
                           09-1999  09-2000  09-2001  09-2002  09-2003  09-2004
                           -------  -------  -------  -------  -------  -------
  Dixon Ticonderoga Company 100      56.92     0.77    14.65    43.94    49.60
  Russell 2000              100     123.39    97.22    88.18    20.36   142.96
  Peer Group                100     113.65   103.79   115.15   126.66   137.76

* $100 invested on 9/30/99 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

Beneficial Ownership of Shares of Common Stock
----------------------------------------------

     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In computing the number of Shares beneficially owned by a person and the percentage of ownership held by that person, Shares subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days are deemed outstanding, while these Shares are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated below, Dixon believes, based on information furnished to Dixon, the persons and entities named in the table below have sole voting and investment power with respect to all Shares beneficially owned.

Share Ownership of Officers and Directors
-----------------------------------------

     The following table shows, as of January 4, 2005, the Shares owned beneficially by the directors and executive officers of Dixon.

                                        Amount and Nature  Percentage
                                          Of Beneficial    Of Voting
         Name of Beneficial Owner           Ownership      Securities
         ------------------------       -----------------  -----------
         Gino N. Pala                      696,070 (1)      21.4%
         Richard F. Joyce                  251,255 (2)       7.7%
         Richard A. Asta                    95,945 (3)       3.0%
         Diego Cespedes Creixell            22,500 (4)        *
         Philip M. Shasteen                 26,269 (5)        *
         Ben Berzin, Jr.                    24,500 (5)        *
         Kent Kramer                        20,500 (5)        *
         Wesley D. Scovanner                 5,000 (8)        *
         John Ritenour                      10,000 (5)        *
         Leonard D. Dahlberg, Jr.           25,894 (6)        *
         John Adornetto                     27,415 (7)        *
         All directors and executive
          Officers as a group            1,230,382 (9)      35.5%

         *  Indicates ownership is less than 1%.

     (1) Includes 485,670 shares owned individually, 150,000 shares owned as trustee, and 12,800 shares owned as custodian for grandchildren. In addition, includes an option to purchase 47,600 shares that can be exercised within the next sixty days.
     (2) Includes options to purchase 69,000 shares that can be exercised within the next sixty days; a trust which owns 97,420 shares for which Mr. Joyce's wife acts as Trustee; shares owned by Mr. Joyce jointly with his wife; shares owned by Mr. Joyce's wife as custodian for their children; and shares owned by their children.
     (3) Includes options to purchase 37,800 shares that can be exercised within the next sixty days.
     (4) Includes options to purchase 22.500 shares that can be exercised within the next sixty days.
     (5) Includes options to purchase 10,000 shares that can be exercised within the next sixty days.
     (6) Includes options to purchase 17,800 shares that can be exercised within the next sixty days.
     (7) Includes options to purchase 15,600 shares that can be exercised within the next sixty days.
     (8) Includes options to purchase 5,000 shares that can be exercised within the next sixty days.
     (9) Includes options to purchase 270,900 shares that can be exercised within the next sixty days.

Persons Owning More than Five Percent of Dixon Shares of Common Stock.
----------------------------------------------------------------------

     The following table shows, as of January 4, 2005, all persons known to Dixon to be beneficial owners of more than 5% of Dixon's Shares.


                                Voting   Authority    Dispositive Authority   Total Amount of     Percent
      Name and Address          Sole      Shared        Sole       Shared    Beneficial Owners   of Class
      ----------------          ------------------   ---------------------   -----------------   ---------

Gino N. Pala                    47,600(1)     -0-    47,600(1)  648,470(3)       696,070*          21.4%
c/o Dixon Ticonderoga Company
195 International Parkway
Heathrow, FL 32746

Richard F. Joyce                69,000(2)     -0-(3) 69,000(2)  251,255(4)       251,255(2)         7.7%
c/o Dixon Ticonderoga Company
195 International Parkway
Heathrow, FL 32746

Avocet Capital Management L.P.      -0-  217,400         -0-    217,400          217,400            6.8%
5508 Highway 290 West
Suite 207
Austin, TX 78735

Loeb Arbitrage Fund            202,110     6,790    202,110       6,790          208,900            6.5%
Loeb Partners Corporation
Loeb Offshore Fund
61 Broadway
New York, N. Y. 10006

Pencil Acquisition Corp.(5)    911,824        -0-        -0-         -0-         911,824           28.5%
c/o Fila-Fabbrira Italiana
Lapis ed Affini S.p.A
Via Sempione, 2/ C, 20016
Pero (MI), Milan, Italy

(1) Includes option to purchase 47,600 shares that can be exercised within the next 60 days.
(2) Includes option to purchase 69,000 shares that can be exercised within the next 60 days.
(3) Includes 485,670 shares owned individually, 150,000 shares owned as trustee, and 12,800 shares owned as custodian for grandchildren.
(4) Includes a trust which owns 97,420 shares for which Mr. Joyce's wife acts as Trustee; shares owned by Mr. Joyce jointly with his wife; shares owned by Mr. Joyce's wife as custodian for their children; and shares owned by their children.
(5) Under the terms of the Stock Purchase Agreement, Messrs. Pala, Joyce and other stockholders appointed designees of the Purchaser as proxies with respect to voting all shares beneficially owned by them, agreed to vote their shares in favor of approval of the proposed transaction and in opposition to any transaction inconsistent with the proposed transaction, and authorized the proxies to execute and deliver consents with respect to their shares upon any and all such matters as each such proxy or its substitute shall in its sole discretion deem proper. The Stock Purchase Agreement terminates in the event the Merger Agreement is terminated. Shares subject to the Stock Purchase Agreement represent approximately 28.5% of the outstanding Shares.

Equity Compensation Plan Information
------------------------------------

     See Note 7 to Consolidated Financial Statements included under Item 8 of Form 10-K for information related to the Company's stock option plans.

Possible Change in Control
--------------------------

     On December 16, 2004, Dixon , Fila - Fabbrica Italiana Lapis ed Affini S.p.A., an Italian corporation ("Fila"), and Pencil Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of Fila (the "Purchaser"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, on January 7, 2005, the Purchaser commenced an offer (the "Offer") to purchase for cash all of Dixon's issued and outstanding shares of common stock, par value $1.00 per share, at $7.00 per share. The Purchaser's obligation to accept the tendered shares for purchase is subject to, among other conditions set forth in Annex I of the Merger Agreement, there being validly tendered and not withdrawn prior to the expiration of the tender offer, at least 66 2/3% of the outstanding shares of Dixon common stock.

     The Merger Agreement provides that, promptly upon the payment for shares pursuant to the Offer and the Stock Purchase Agreement (described below), which represent at least 66 2/3% of the outstanding Shares, the Purchaser will be entitled to designate such number of directors, rounded to the closest whole number, of Dixon's Board of Directors, as will give the Purchaser representation on the Board equal to its proportionate ownership of the Shares and Dixon must, either increase the size of the Board or secure the resignation of such number of directors as is necessary to enable the Purchaser's designees to be elected or appointed to the Board and will use its reasonable best efforts to cause the Purchaser's designees to be so elected or appointed. Dixon's obligations relating to the its Board are subject to Section 14(f) of the Exchange Act and Rule 14f-1 under the Exchange Act.

     The merger is subject to the satisfaction or waiver of certain conditions, including, if required, the approval and adoption of the Merger Agreement by the affirmative vote of the holders of 66 2/3% of the outstanding Shares. If the minimum condition is satisfied, the Purchaser would have sufficient voting power to approve the merger without the affirmative vote of any other stockholder of Dixon. Dixon has agreed, if required, to cause a meeting of its stockholders to be held as promptly as practicable following consummation of the Offer for the purposes of considering and taking action upon the approval and adoption of the Merger Agreement. Additionally, under the Delaware General Corporation Law, if the Purchaser acquires, pursuant to the Offer or otherwise, at least 90% of the outstanding Shares, the Purchaser would be able to complete the Merger without a vote of Dixon's stockholders. The Purchaser has agreed to vote its shares in favor of the approval and adoption of the Merger Agreement.

     Concurrently with the execution and delivery of the Merger Agreement,  Gino
N. Pala and Richard F. Joyce, Dixon's Co-Chief Executive Officers, Richard A. Asta, Dixon's Executive Vice President of Finance and Chief Financial Officer, Leonard D. Dahlberg, Dixon's Executive Vice President of Operations, John Adornetto, Dixon's Vice President and Corporate Controller, Laura Hemmings, Dixon's corporate Secretary, and Deborah Joyce, Mr. Joyce's wife, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with the Purchaser, pursuant to which, each of them agreed to sell his or her shares to the Purchaser (or, at the Purchaser's request, to tender his or her shares to the Purchaser in the Offer), appointed designees of the Purchaser as proxies with respect to voting all shares beneficially owned by such person, agreed to vote his or her shares in favor of approval of the merger and in opposition to any transaction inconsistent with the merger, and authorized the proxies to execute and deliver consents with respect to such person's shares upon any and all such matters as each such proxy or its substitute shall in its sole discretion deem proper. The Stock Purchase Agreement terminates in the event the Merger Agreement is terminated. Shares subject to the Stock Purchase Agreement represent approximately 28% of the outstanding shares of Dixon common stock as of January 7, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     See Item 11. Executive Compensation, for discussion of certain transactions involving executive officers of the Company.


ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
            --------------------------------------

Audit Fees
----------

     The aggregate fees billed by PricewaterhouseCoopers LLP, the Company's independent accountants, for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended September 30, 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the that fiscal year were $302,000 of which an aggregate amount of $121,000 had been billed through September 30, 2004. Audit fees in fiscal 2003 were $254,000.

Financial Information Systems Design and Implementation Fees
------------------------------------------------------------

     PricewaterhouseCoopers LLP did not provide the Company with services relating to financial information systems design and implementation for the fiscal year ended September 30, 2004.

All Other Fees
--------------

     The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company, other than the services described above under "Audit Fees" and "Financial Information Systems Design and Implementation Fees," for the fiscal year ended September 30, 2004 and 2003 were $138,000 and $269,000, respectively, and consisted principally of fees for audits of the Company's benefit plans and fees for tax related services. In reviewing non-audit services that may have been provided by PricewaterhouseCoopers LLP, including any services under "Financial Information System Design and Implementation Fee," above, the Company's Audit Committee considered whether the provision of such services was compatible with maintaining the independence of PricewaterhouseCoopers LLP.

                                     PART IV
                                     -------

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
            ------------------------------------------

(a)  Documents filed as part of this report:

     1.   Financial statements

          See index under Item 8. of Form 10-K, Financial Statements and Supplementary Data

(b)  Exhibits

     The following exhibits are required to be filed as part of this Amendment No. 1 on Form 10-K/A:

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

     (10) j. Amendment No. 1 to 12.00% Senior Subordinated Notes, Due 2003, Note and Warrant Purchase Agreement.4

     (10) m.   Amendment No. 2 to Note and Warrant Purchase Agreement.5

     (10) n. Loan and Security Agreement by and among Dixon Ticonderoga Company and its Subsidiaries and Foothill Capital Corporation.6

     (10) o. Dixon Ticonderoga Company Amended and Restated Note and Warrant Purchase Agreement, 12.5% Senior Subordinated Notes, due October 3, 2005.6

     (10) p.   Warrant Amendment Agreement.9

     (21)      Subsidiaries of the Company.10

     (23)      Consent of Independent Certified Public Accountants.10

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

2Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, file number 1-8689, filed in Washington, D.C.

3Incorporated by reference to Appendix 3 to the Company's Proxy Statement dated January 27, 1997, filed in Washington, D.C.

4Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 1999, file number 1-8689, filed in Washington, D.C.

5Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, file number 1-8689, filed in Washington, D.C.

6Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002, file number 1-8689, filed in Washington, D.C.

7Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2003, file number 1-8689, filed in Washington, D.C.

8Incorporasted by reference to the Company's Report on Form 10-K/A for the year ended September 30, 2003, file number 1-8689, filed in Washington, D.C.

9Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004, file number 1-8689, filed in Washington, D.C.

10Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2004, file number 1-8689, filed in Washington, D.C.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 15(d) the Securities and Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DIXON TICONDEROGA COMPANY


Date:  January 28, 2005         By:    /s/ GINO N. PALA
       ----------------                ---------------------
                                       Gino N. Pala, Chairman of Board and
                                       Co-Chief Executive Officer

                                                                    Exhibit 31.1
                                                                    ------------

              CHAIRMAN OF THE BOARD AND CO-CHIEF EXECUTIVE OFFICER
          CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13A-14 AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Gino N. Pala, Chairman of the Board and Co-Chief Executive Officer of Dixon Ticonderoga Company, certify that:

     1. I have reviewed this report on Form 10-K/A of Dixon Ticonderoga Company;

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

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

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 28, 2005         By:    /s/ GINO N. PALA
       ----------------                ----------------
                                       Gino N. Pala
                                       Chairman of Board and Co-Chief
                                       Executive Officer

                                                                    Exhibit 31.2
                                                                    ------------

              VICE CHAIRMAN OF BOARD AND CO-CHIEF EXECUTIVE OFFICER
          CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13A-14 AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Richard F. Joyce, Vice Chairman of Board, Co-Chief Executive Officer, President and Director of Dixon Ticonderoga Company, certify that:

     1. I have reviewed this report on Form 10-K/A of Dixon Ticonderoga Company;

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

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

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 28, 2005         By:    /s/ RICHARD F. JOYCE
       ----------------                --------------------
                                       Richard F. Joyce, Vice Chairman of Board,
                                       Co-Chief Executive Officer and President

                                                                   Exhibit 31.3
                                                                   ------------

         EXECUTIVE VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER
          CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13A-14 AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Richard A. Asta, Executive Vice President of Finance, Chief Financial Officer and Director of Dixon Ticonderoga Company, certify that:

     1. I have reviewed this report on Form 10-K/A of Dixon Ticonderoga Company;

     2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

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

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 28, 2005         By:    /s/ RICHARD A. ASTA
       ----------------                -------------------
                                       Richard A. Asta, Executive Vice President
                                       of Finance and Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

              CHAIRMAN OF THE BOARD AND CO-CHIEF EXECUTIVE OFFICER
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002.

     In connection with the Report of Dixon Ticonderoga Company (the "Company") on Form 10-K/A, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gino N. Pala, Chairman of Board and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date:  January 28, 2005         By:    /s/ GINO N. PALA
       ----------------                ----------------
                                       Gino N. Pala
                                       Chairman of Board, Co-Chief Executive
                                       Officer and Director

                                                                    Exhibit 32.2
                                                                    ------------

              VICE CHAIRMAN OF BOARD AND CO-CHIEF EXECUTIVE OFFICER
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002.

     In connection with the Report of Dixon Ticonderoga Company (the "Company") on Form 10-K/A, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard F. Joyce, Vice Chairman of Board and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date:  January 28, 2005         By:    /s/ RICHARD F. JOYCE
       ----------------                --------------------
                                       Richard F. Joyce
                                       Vice Chairman of Board, Co-Chief
                                       Executive Officer and President

                                                                    Exhibit 32.3
                                                                    ------------

         EXECUTIVE VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT OF 2002.

     In connection with the Report of Dixon Ticonderoga Company (the "Company") on Form 10-K/A, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard A. Asta, Executive Vice President Of Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date:  January 28, 2005         By:    /s/ RICHARD A. ASTA
       ----------------                -------------------
                                       Richard A. Asta
                                       Executive Vice President of Finance,
                                       Chief Financial Officer and Director